Form 10-Q
period 2016-09-30
SELECTA BIOSCIENCES INC
filed 2016-11-10
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37798
Selecta Biosciences, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1622110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

480 Arsenal Way
Watertown, MA	02472
(Address Of Principal Executive Offices)	(Zip Code)

617-923-1400
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 10, 2016 the registrant had 18,190,180 shares of common stock, par value $0.0001 per share, outstanding.

SELECTA BIOSCIENCES, INC.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, and plans to exercise our right to acquire the development programs under our collaboration agreement with Sanofi are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:
-    our status as a development-stage company and our expectation to incur losses in the future;
-    our future capital needs and our need to raise additional funds;
-    our ability to build a pipeline of product candidates and develop and commercialize drugs;
-    our unproven approach to therapeutic intervention;

-	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;

-	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
-    our ability to maintain our existing or future collaborations or licenses;
-    our ability to protect and enforce our intellectual property rights;
-    federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;
-    our ability to obtain and retain key executives and attract and retain qualified personnel; and
-    our ability to successfully manage our growth.
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,488	$32,337
Short term deposits and investments	19,788	4,125
Restricted cash	335	133
Accounts receivable	483	824
Prepaid expenses and other current assets	3,303	1,494
Total current assets	83,397	38,913
Property and equipment, net	2,066	2,029
Restricted cash and other deposits	316	316
Other assets	—	1,566
Total assets	$85,779	$42,824
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,040	$2,179
Accrued expenses	2,434	3,378
Loans payable, current portion	2,913	—
Deferred revenue, current portion	1,041	1,313
Contingently repayable grant funding	262	420
Total current liabilities	7,690	7,290
Non‑current liabilities:
Deferred rent and lease incentive	234	105
Loans payable, net of current portion	9,064	11,855
Deferred revenue, net of current portion	3,348	2,295
Other long‑term liabilities	—	290
Total liabilities	20,336	21,835
Commitments and contingencies (Notes 8 and 13)
Redeemable Convertible Preferred Stock:
Series A redeemable convertible preferred stock, $0.0001 par value; 0 and 2,589,868 shares authorized; 0 and 2,589,868 shares issued and outstanding; as of September 30, 2016 and December 31, 2015 respectively.	—	3,644
Series B redeemable convertible preferred stock, $0.0001 par value; 0 and 7,437,325 shares authorized; 0 and 7,437,325 shares issued and outstanding; as of September 30, 2016 and December 31, 2015 respectively.	—	21,448
Series C redeemable convertible preferred stock, $0.0001 par value; 0 and 5,000,002 shares authorized; 0 and 5,000,002 shares issued and outstanding; as of September 30, 2016 and December 31, 2015 respectively.	—	20,178
Series D redeemable convertible preferred stock, $0.0001 par value; 0 and 8,166,662 shares authorized; 0 and 8,099,994 shares issued and outstanding; as of September 30, 2016 and December 31, 2015 respectively.	—	42,902
Series SRN redeemable convertible preferred stock, $0.0001 par value; 0 and 5,611,112 shares authorized; 0 and 2,111,109 shares issued and outstanding; as of September 30, 2016 and December 31, 2015 respectively.	—	12,082
Series E redeemable convertible preferred stock, $0.0001 par value; 0 and 9,030,654 shares authorized; 0 and 8,888,888 shares issued and outstanding; as of September 30, 2016 and December 31, 2015 respectively.	—	37,228
Total redeemable convertible preferred stock	—	137,482
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	—	—
Common stock, $0.0001 par value; 200,000,000 and 62,164,377 shares authorized at September 30, 2016 and December 31, 2015 respectively; 18,190,180 and 2,180,976 shares issued, 18,188,313 and 2,173,399 shares outstanding as of September 30, 2016 and December 31, 2015, respectively.	1	—
Additional paid-in capital	207,489	1
Accumulated deficit	(137,493)	(111,508)
Accumulated other comprehensive loss	(4,554)	(4,986)
Total stockholders’ equity (deficit)	65,443	(116,493)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$85,779	$42,824
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Grant and collaboration revenue	$1,048	$1,607	$5,153	$3,877
Operating expenses:
Research and development	6,021	5,483	18,669	15,769
General and administrative	2,495	2,195	7,294	6,305
Total operating expenses	8,516	7,678	25,963	22,074
Loss from operations	(7,468)	(6,071)	(20,810)	(18,197)
Investment income	98	25	121	149
Foreign currency transaction gain (loss), net	(51)	668	(429)	616
Interest expense	(311)	(334)	(931)	(843)
Other expense, net	4	(13)	(78)	(50)
Net loss	(7,728)	(5,725)	(22,127)	(18,325)
Other comprehensive loss:
Foreign currency translation adjustment	15	(800)	416	(763)
Unrealized gain (loss) on securities	16	—	16	—
Comprehensive loss	$(7,697)	$(6,525)	$(21,695)	$(19,088)
Net loss	(7,728)	(5,725)	(22,127)	(18,325)
Accretion of redeemable convertible preferred stock	—	(1,836)	(4,566)	(4,959)
Net loss attributable to common stockholders	$(7,728)	$(7,561)	$(26,693)	$(23,284)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.43)	$(3.50)	$(3.39)	$(10.86)
Weighted average common shares outstanding
Basic and diluted	18,108,014	2,159,658	7,881,625	2,144,731

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands, except share and per share data)

	Series A		Series B		Series C		Series D		Series SRN		Series E
	redeemable		redeemable		redeemable		redeemable		redeemable		redeemable						Accumulated
	convertible		convertible		convertible		convertible		convertible		convertible				Additional		other
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		Common stock		paid‑In	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	loss	Equity (Deficit)
Balance at December 31, 2015	2,589,868	$3,644	7,437,325	$21,448	5,000,002	$20,178	8,099,994	$42,902	2,111,109	$12,082	8,888,888	$37,228	2,173,399	$—	$1	$(111,508)	$(4,986)	$(116,493)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	6,647	—	16	—	—	16
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	25,210	—	48	—	—	48
Stock‑based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,281	—	—	1,281
Accretion of preferred stock to redemption value	—	75	—	449	—	446	—	1,131	—	913	—	1,552	—	—	(708)	(3,858)	—	(4,566)
Exercise of common warrants	—	—	—	—	—	—	—	—	—	—	—	—	567,306	—	—	—	—	—
Conversion of convertible stock upon listing	(2,589,868)	(3,719)	(7,437,325)	(21,897)	(5,000,002)	(20,624)	(8,099,994)	(44,033)	(2,111,109)	(12,995)	(8,888,888)	(38,780)	10,126,118	1	142,047	—	—	142,048
Issuance of common stock, Initial public offering net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	5,289,633	—	64,501	—	—	64,501
Conversion of series D preferred stock warrants into warrants for the purchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	189	—	—	189
Conversion of series E preferred stock warrants into warrants for the purchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	114	—	—	114
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	416	416
Unrealized gains (losses) on securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16	16
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,127)	—	(22,127)
Balance at September 30, 2016 (unaudited)	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	18,188,313	$1	$207,489	$(137,493)	$(4,554)	$65,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(22,127)	$(18,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	545	866
Amortization of premiums and accretion of discounts on investments	113	—
Stock‑based compensation expense	1,281	869
Non‑cash interest expense	176	139
Change in fair value of redeemable convertible preferred stock warrant	12	(17)
Changes in operating assets and liabilities:
Accounts receivable	341	112
Prepaid expenses and other assets	(1,668)	(608)
Restricted cash and other deposits	507	1,388
Accounts payable	(35)	363
Deferred revenue	586	(34)
Contingently repayable grant funding	(207)	(446)
Accrued expenses and other liabilities	(763)	870
Net cash used in operating activities	(21,239)	(14,823)
Investing activities
Maturities of short term government obligations	6,900	—
Purchase of short term investments	(23,318)	(739)
Purchases of property and equipment	(478)	(1,031)
Net cash used in investing activities	(16,896)	(1,770)
Financing activities
Net proceeds from issuance of preferred stock and warrants	—	32,669
Vesting of restricted stock	16	—
Principle payments on loan payable	—	(1,619)
Deferred IPO costs paid	(4,068)	—
Issuance of convertible note	—	7,092
Proceeds from Initial Public Offering, net of underwriters' discounts and commissions	68,871	—
Exercise of stock options	48	78
Net cash provided by financing activities	64,867	38,220
Effect of exchange rate changes on cash	419	(705)
Net increase in cash and cash equivalents	27,151	20,922
Cash and cash equivalents at beginning of period	32,337	16,592
Cash and cash equivalents at end of period	$59,488	$37,514
Cash paid during the year for:
Interest	$729	$418
Supplemental noncash investing and financing activities:
Purchase of property and equipment not yet paid	$31	$11
Reclassification of deferred IPO costs from non-current assets to additional paid-in capital	4,369	—
Accrued dividends and accretion of preferred stock to redemption value	4,566	4,959
Conversion of bridge loans into Series E preferred	—	7,288
Unrealized gain on marketable securities	$16	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Year Ended December 31, 2015 and Unaudited Three and Nine Months Ended September 30, 2016 and 2015)
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s final prospectus filed under the Securities Act of 1933, as amended, with the SEC pursuant to Rule 424(b)(4) on June 23, 2016.
The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial statements for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.
Liquidity
The Company has incurred losses since inception and negative cash flows from operating activities. As of September 30, 2016 and December 31, 2015, the Company had an accumulated deficit of $137.5 million and $111.5 million, respectively. The Company’s cash and cash equivalents as of September 30, 2016 and December 31, 2015, includes $2.8 million and $3.0 million of unrestricted cash held by its Russian subsidiary. The future success of the Company is dependent upon its ability to obtain additional capital through issuances of equity and debt securities and from collaboration and grant agreements in order to further the development of its technology and product candidates, and ultimately upon its ability to attain profitable operations. There can be no assurance that the Company will be able to obtain the necessary financing to successfully develop and market its product candidates or attain profitability.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through September 30, 2016, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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
The Company, as part of its cash management strategy, may invest in reverse repurchase agreements. All reverse repurchase agreements are tri-party and have maturities of three months or less at the time of investment. These agreements are collateralized by U.S. treasury securities for an amount no less than 102% of their value.
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
Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both rubles and U.S. dollars. As of September 30, 2016, the Company maintained approximately $3.1 million in Russian bank accounts, of which $2.8 million was held in U.S. dollars.
The Company has minimal credit risk as the majority of accounts receivable relates to amounts due under a government sponsored grant, collaboration with large pharmaceutical companies or grants from well‑known and supported non‑profit organizations. The Company did not have any off balance sheet arrangements as of September 30, 2016 and December 31, 2015.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, short‑term investments, restricted cash, accounts receivable, accounts payable, loans payable, common stock warrants, and redeemable convertible preferred stock warrants. The carrying amounts of cash equivalents, short term investments, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short term maturities. The carrying amount of loans payable approximates their estimated fair value.
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
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2016 or the year ended December 31, 2015.
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
Impairment of Long‑Lived Assets
The Company periodically evaluates its long‑lived assets for potential impairment. Impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. Impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than their carrying value. The Company did not recognize any impairment charges through September 30, 2016.
Debt Issuance Costs
Debt issuance costs and fees paid to lenders are recorded as a direct deduction from the face amount of the related debt. Debt issuance costs are accounted for as additional debt discount and are amortized over the term of the related debt using the interest method and recorded as interest expense. Costs and fees paid to third parties are expensed as incurred.
Revenue Recognition
The Company’s revenue is primarily generated from research grants in both the United States and Russia, and, prior to its termination, a license and research collaboration agreement with Sanofi. The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition. Accordingly, revenue is recognized when all of the following criteria are met:
-    Persuasive evidence of an arrangement exists;
-    Delivery has occurred or services have been rendered;
-    The seller’s price to the buyer is fixed or determinable; and

-    Collectability is reasonably assured.
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
Collaboration Revenue
When evaluating multiple element arrangements such as the agreement with Sanofi discussed in Note 13, the Company considers whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.
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
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of September 30, 2016 and December 31, 2015, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014‑9, Revenue from Contracts with Customers (“ASU 2014‑9”), which amends the guidance for revenue recognition to replace numerous industry‑ specific requirements. ASU 2014‑9 implements a five‑step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU 2014‑9 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in ASU 2014‑9 are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative‑effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the effect the adoption of ASU 2014‑9 may have on its financial statements.
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
In February 2016, FASB issued ASU No.2016‑2, Leases (“ASU 2016‑2”). ASU 2016‑2 requires a lessee to separate the lease components from the non‑lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right‑of‑use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014‑9. ASU 2016‑2 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied at the beginning of the earliest period presented using a modified retrospective approach.

In March 2016, the FASB issued ASU 2016-9, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact that the adoption of this standard will have on its financial statements.
3. Available-for-Sale Marketable Securities
As of September 30, 2016 and December 31, 2015, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. government and corporate debt securities.
The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$—	$—	$—	$—
Corporate bonds	19,804	6	(23)	19,788
Total available-for-sale marketable securities	$19,804	$6	$(23)	$19,788

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$3,516	$—	$—	$3,516
Corporate bonds	—	—	—	—
Total available-for-sale marketable securities	$3,516	$—	$—	$3,516

All available-for-sale marketable securities are classified in the Company’s Condensed Balance Sheets as Short term deposits and investments.
The Company classifies its marketable debt securities based on their contractual maturity dates. As of September 30, 2016, the Company’s marketable debt securities mature at various dates through August 2017. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$19,788	$19,804	$3,516	$3,516

As of September 30, 2016 the Company held a total of 11 out of 13 positions that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of September 30, 2016. The Company does not intend to sell these debt securities and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

4. Net Loss Per Share
Because the Company has reported a net loss attributable to common stockholders for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Numerator:
Net (loss)	$(7,728)	$(5,725)	$(22,127)	$(18,325)
Less: accretion on preferred stock	—	(1,836)	(4,566)	(4,959)
Net loss attributable to common stockholders	$(7,728)	$(7,561)	$(26,693)	$(23,284)
Denominator:
Weighted‑average common shares outstanding—basic and diluted	18,108,014	2,159,658	7,881,625	2,144,731
Net loss per share attributable to common stockholders—basic and diluted	$(0.43)	$(3.50)	$(3.39)	$(10.86)
Potential common shares issuable upon conversion of warrants to purchase common stock and stock options that are excluded from the computation of diluted weighted average shares outstanding are as follows:

	September 30,
	2016	2015
	(unaudited)
Redeemable convertible preferred stock	—	6,872,090
Stock options to purchase common stock	2,140,295	2,165,187
Stock warrants to purchase common stock	113,795	17,888
Total	2,254,090	9,055,165

5. Fair Value Measurements
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of September 30, 2016 and December 31, 2015 and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	September 30, 2016
	(level 1)	(level 2)	(level 3)	Total
Money market funds, included in cash equivalents	$67	$—	$—	$67
Tri-party repurchase agreements, included in cash equivalents	$—	$32,000	$—	$32,000
US Treasury obligations, included in investments	$—	$—	$—	$—
Corporate bonds, included in investments	$19,788	$—	$—	$19,788
Warrants to purchase redeemable convertible preferred stock, included in other long term liabilities	$—	$—	$—	$—

	December 31, 2015
	(level 1)	(level 2)	(level 3)	Total
US Treasury obligations, included in cash equivalents	$14,486	$—	$—	$14,486
US Treasury obligations, included in investments	$3,516	$—	$—	$3,516
Corporate bonds, included in investments	$—	$—	$—	$—
Warrants to purchase redeemable convertible preferred stock, included in other long term liabilities	$—	$—	$290	$290

At September 30, 2016, all cash and cash equivalent investments where held in money market funds and tri-party repurchase agreements which are collateralized by government securities for an amount not less than 102% of their value. All reverse repurchase agreements are tri-party and have maturities of three months or less at the time of investment.
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
In August 2013 and July 2014, in conjunction with the execution of a loan and security agreement (Note 9), the Company issued warrants to the lenders for the purchase of up to 66,668 shares of the Company’s Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $4.50 per share. At the IPO, these warrants were converted to warrants to purchase 17,888 of common stock at an exercise price of $16.77. These warrants are classified as permanent equity in the accompanying consolidated balance sheets and will expire four years from the date of issuance.
In December 2015, in conjunction with the execution of a loan and security agreement (Note 9), the Company issued warrants to the lenders for the purchase of up to 37,978 shares of the Company’s Series E Preferred at an exercise price of $4.50 per share. At the IPO, these warrants were converted to warrants to purchase 15,094 of common stock at an exercise price of $11.32.  These warrants are classified as permanent equity in the accompanying consolidated balance sheets and will expire four years from the date of issuance.

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Laboratory equipment	$4,617	$4,028
Computer equipment and software	501	409
Leasehold improvements	165	91
Furniture and fixtures	225	222
Office equipment	62	62
P,P&E—Construction in process	—	144
Total property and equipment	5,570	4,956
Less accumulated depreciation	(3,504)	(2,927)
Property and equipment, net	$2,066	$2,029

Depreciation expense for the three months ended September 30, 2016 and 2015 was $0.1 million and $0.2 million respectively and for the nine months ended September 30, 2016 and 2015, was $0.5 million and $0.9 million, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Payroll	$297	$—
Legal	59	213
Bonus	519	669
Current portion of deferred rent and lease incentive	12	405
Accrued patent fees	184	219
Accrued external research and development costs	662	1,649
Other	701	223
Accrued expenses	$2,434	$3,378
8. Commitments and Contingencies
Operating Leases
The Company has a non‑cancellable operating lease for its laboratory and office space located in Watertown, Massachusetts. As part of the lease agreement, the landlord provided the Company a tenant improvement allowance of up to $0.7 million, which the Company fully utilized during 2012. The tenant improvement allowance is accounted for as a lease incentive obligation and is being amortized as a reduction to rent expense over the lease term. The leasehold improvements are capitalized as a component of property and equipment.
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
In August 2016, the Company signed an amendment to the operating lease, which extends the lease term of the Company's laboratory and office space through March 31, 2020. The lease agreement includes a rent escalation clause, and accordingly, rent expense is being recognized on a straight-line basis over the lease term.
Deferred rent and lease incentive liability totaled $0.2 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively. Included in that amount, the current portion of deferred rent and lease incentive liability is classified as accrued expenses and was less than $0.1 million at September 30, 2016 and $0.4 million at December 31, 2015, respectively.
The Company has a month‑to‑month facility agreement for its Moscow, Russia facility. Rent expense is recognized as incurred.
Rent expense, net of sublease payments, for the three months ended September 30, 2016 and September 30, 2015 was $0.4 million, and $0.5 million respectively, and for the nine months ended September 30, 2016 and September 30, 2015 was $1.1 million and $1.0 million, respectively.

As of December 31, 2015, the future minimum lease payments under the lease, as amended by the lease amendment are as follows (in thousands):

Year ended December 31,
2016	$1,176
2017	1,244
2018	1,291
2019	1,330
2020	335
Total minimum lease payments	$5,376
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

9. Debt
Term Loans
On August 9, 2013, the Company entered into a loan and security agreement with two lenders to borrow up to $7.5 million. The Company initially borrowed $3.0 million in August 2013 and subsequently borrowed an additional $4.5 million in July 2014. The amounts borrowed are collectively referred to as “Term Loans.” In December 2015, the Company refinanced its existing debt facility that was originally entered into on August 9, 2013, as amended with Oxford Finance LLC (“Oxford”) and Square 1Bank (“Square 1”), to increase the amount of the borrowing to $12.0 million and to extend the repayment term. The lenders for the refinanced debt facility are Oxford and Pacific Western Bank (“Pacific Western”). Pacific Western had acquired Square 1 since the time of the original loan. Such a change in lender does not constitute third party financing on its own, and does not require extinguishment accounting. As a result of the refinancing, the stated interest rate was also adjusted to reflect the current market borrowing rate. As of September 30, 2016 and December 31, 2015, the outstanding principal balance under the Term Loans was $12.0 million.
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
In connection with the Term Loans, the Company granted the lenders warrants in August 2013 to purchase up to 26,668 shares of the Company’s Series D Preferred and additional warrants in July 2014 to purchase up to 40,000 shares of the Company’s Series D Preferred. As of the IPO, the warrants to purchase up to 66,668 shares of the Company’s Series D Preferred were converted to warrants to purchase 17,888 shares of the Company’s common stock. Additionally, with the refinancing of the Term Loans at December 31, 2015, the Company granted the lenders 37,978 shares of the Company’s Series E Preferred which also was converted at the IPO to warrants to purchase 15,094 shares of Company’s common stock. The initial grant date fair value of the warrants of $0.1 million, $0.1 million and $0.1 million for each issuance respectively, was recorded as a loan discount.
Term Loan discounts are amortized as additional interest expense over the term of the loans. Interest expense for the three months ended September 30, 2016 and 2015 totaled $0.3 million and $0.1 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $0.9 million and $0.5 million, respectively.
Future minimum payments on the Term Loans as of December 31, 2015 are as follows (in thousands):

Year ended December 31,
2016	$972
2017	5,319
2018	5,318
2019	3,379
Total debt payments	14,988
Less: Amount representing interest	(2,268)
Less: Debt discount and deferred charges	(919)
Less: Current portion of issuance costs	54
Loans payable, net of current portion	$11,855
Convertible Notes
In April 2015, the Company issued convertible notes as a bridge loan to be automatically converted into the Company’s capital stock upon the consummation of a private placement of the Company’s Preferred Stock. The convertible notes bore interest at 8% per annum, compounding monthly. In the event the Company was unable to consummate the private placement by July 15, 2015, the Company would be required to issue warrants to purchase shares of the Company’s common stock equal to 20% of the convertible note principal divided by $17.55. On July 24, 2015, the Company issued warrants to the convertible note holders to purchase up to 80,813 shares of the Company’s common stock at an exercise price of $17.55 per share for a term of three years. The carrying value and accrued interest of the outstanding convertible notes were automatically converted into 1,619,550 shares of Series E Preferred. As part of the Series E Preferred issuance, the convertible note holders also received warrants to purchase up to 103,817 shares of the Company’s common stock (Note 10). The difference between the carrying value and accrued interest of the convertible notes that were converted and the combined fair value of the Series E Preferred shares and common stock warrants issued were negligible. There was no interest expense related to the convertible notes for the three and nine months ended September 30, 2016, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

10. Preferred Stock
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
In August 2015 and September 2015, the Company issued an aggregate of 7,269,338 shares of Series E Preferred at $4.50 per share for total gross proceeds of $32.7 million with issuance costs totaling $0.2 million. In addition, the Company issued 1,619,550 shares of Series E Preferred in connection with the conversion of convertible notes (Note 9). In connection with the Series E Preferred issuances, each Series E Preferred stockholder also received warrants to purchase a number of shares of the Company’s common stock that equal to 25% of the number of Series E Preferred shares issued. The fair value of the issued common stock warrants is accounted for as an issuance discount on the Series E Preferred. The common stock warrants are classified as permanent equity and were recorded as additional paid‑in capital.
All outstanding shares of the Company’s convertible preferred stock automatically converted into 10,126,118 shares of the Company’s common stock upon the closing of the IPO on June 27, 2016.
11. Common Stock
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
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. The Company may not declare or pay any cash dividends to the common stockholders unless dividends are first declared and paid to the holders of Preferred Stock in accordance with their respective terms. Through September 30, 2016, no dividends have been declared or paid on common stock.

Liquidation
After holders of Preferred Stock are satisfied of their liquidation preferences upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the common stockholders are then entitled to receive that portion of the remaining funds to be distributed to all holders of the Company’s stock on an as‑converted basis.
Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Periods ending
	September 30, 2016	December 31, 2015
	(unaudited)
Conversion of Series A Preferred	—	664,068
Conversion of Series B Preferred	—	1,907,006
Conversion of Series C Preferred	—	1,282,051
Conversion of Series D Preferred	—	2,191,412
Conversion of Series SRN Preferred	—	1,798,433
Conversion of Series E Preferred	—	2,662,885
Exercise of common warrants	113,795	651,618
Shares available for future stock incentive awards	783,494	100,034
Exercise of outstanding common stock options	2,140,295	1,569,379
Total	3,037,584	12,826,886

12. Stock Incentive Plans
The Company maintained the 2008 Stock Incentive Plan (the “2008 Plan”) for employees, consultants, advisors, and directors. The 2008 Plan provided for the granting of incentive and non‑qualified stock option and restricted stock awards as determined by the Board. As of September 30, 2016, a total of 2,213,412 shares of common stock are authorized for grants under the 2008 Plan with 10,163 shares available for future grant. All stock options granted under the 2008 Plan may be exercised into restricted stock subject to forfeiture provisions upon termination.
The 2008 Plan provided that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the grant date for participants who own less than 10% of the total combined voting power of the Company, and not less than 110% for participants who own more than 10% of the Company’s voting power. Options and restricted stock granted under the 2008 Plan vest over periods as determined by the Board, which are generally four years and with terms that generally expire ten years from the grant date. The fair value of each option award was estimated on the grant date using Black‑Scholes. Expected volatilities were based on historical volatilities from guideline companies, since there was no active market for the Company’s common stock. The Company used the “simplified” method to estimate the expected life of options granted and are expected to be outstanding. The risk‑free interest rate used is the rate for a U.S. Treasury zero coupon issue with a remaining life consistent with the options expected life on the grant date. The Company has not paid, and does not expect to pay, any cash dividends in the foreseeable future. Forfeitures were estimated at the time of grant and were adjusted, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The Company had estimated a forfeitures rate of 10% based on historical attrition trends. The Company records stock‑based compensation expense only on the awards that are expected to vest.
As of the S-1 registration date of May 24, 2016, the Company ceased granting awards under the 2008 Plan; however, awards issued under the 2008 Plan remain subject to the terms of the applicable 2008 Plan agreement.

On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016.  The 2016 Plan provides for the granting of incentive and non‑qualified stock option and restricted stock awards as determined by the Board. As of September 30, 2016, a total of 1,210,256 shares of common stock are authorized for grants under the 2016 Plan with 783,494 shares available for future grant.

The 2016 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the grant date for participants who own less than 10% of the total combined voting power of the Company, and not less than 110% for participants who own more than 10% of the Company’s voting power. Options and restricted stock granted under the 2016 Plan vest over periods as determined by the Board, which are generally four years and with terms that generally expire ten years from the grant date.
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
The weighted average assumptions used for employee stock option grants issued for the nine month period ended September 30, 2016 and in 2015:

	Nine Months Ended
	September 30,
	2016	2015
Risk-free interest rate	1.39%	1.71%
Expected dividend yield	—	—
Expected life	6.05	6.00
Expected volatility	95.62%	84.60%
Weighted-average fair value of common stock	$9.79	$1.41

The resulting weighted average grant date fair value of stock options granted to employees during the nine months ended September 30, 2016 and year ended December 31, 2015 was $9.79 and $5.03, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2016 and year ended December 31, 2015 was $0.1 million and $0.3 million, respectively.
As of September 30, 2016 and December 31, 2015, total unrecognized compensation expense related to unvested employee stock options was $5.5 million and $2.3 million, respectively, which is expected to be recognized over a weighted average period of 3.2 years and 3.1 years, respectively.
The weighted average assumptions used for unvested non‑employee stock options are as follows:

	Nine Months Ended
	September 30,
	2016	2015
Risk‑free interest rate	1.58%	1.82%
Expected dividend yield	—	—
Expected life (in years)	9.41	6.36
Expected volatility	87.75%	96.75%

The unvested options held by non‑employees are revalued using the Company’s estimate of fair value on each vesting and reporting date through the remaining vesting period. Non‑employee stock‑based compensation expense of $0.2 million and $0.4 million was recorded during the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively.
As of September 30, 2016 and December 31, 2015, total unrecognized compensation expense related to unvested non‑employee stock options was $1.0 million and $0.1 million, respectively.

The following table summarizes the activity under the Plan and the 2016 Plan since December 31, 2015:

			Weighted‑average
		Weighted‑average	remaining	Aggregate
	Number of	exercise	contractual term	intrinsic value
	options	price	(in years)	(in thousands)
Employee
Outstanding at December 31, 2015	1,247,160	$5.05	7.41	$3,130
Granted	511,039	$12.60
Exercised	(21,088)	$2.16
Forfeited	(9,124)	$7.74
Outstanding at September 30, 2016	1,727,987	$7.30	7.57	$12,004
Vested at September 30, 2016	805,229	$3.70	5.62	$8,493
Vested and expected to vest at September 30, 2016	1,315,411	$5.23	7.41	$11,582
Non‑Employee
Outstanding at December 31, 2015	322,220	$2.93	5.50	$1,288
Granted	98,718	$7.70
Exercised	(5,085)	$0.47
Forfeited	(3,546)	$0.47
Outstanding at September 30, 2016	412,307	$4.12	5.94	$4,176
Vested at September 30, 2016	325,519	$3.12	5.03	$3,622
Vested and expected to vest at September 30, 2016	412,097	$4.12	5.93	$4,176
Restricted Stock
During the year ended December 31, 2013, the Company issued 30,317 shares of restricted common stock to employees upon the early exercise of stock options. During the year ended December 31, 2014, the Company issued 2,564 shares of restricted common stock to employees. Under the terms of each agreement, the Company has a repurchase provision whereby the Company has the right to repurchase any unvested shares when/if the shareholders terminate their business relationship with the Company, at a price equal to the original exercise price. Accordingly, the Company recorded the cumulative payments received of $0.1 million for the purchase of the restricted shares as a liability. The Company records payment received from the granting of restricted stock as a liability which is amortized over the vesting period. As of September 30, 2016 and December 31, 2015, the remaining liability was less than $0.1 million.
Total fair value of restricted shares that vested during the nine month period ended September 30, 2016 was less than $0.1 million.
The following table summarizes the restricted stock award activity of the 2008 Plan and the 2016 Plan since December 31, 2015:

		Weighted‑
		average
		exercise
	Shares	price
Unvested as of December 31, 2015	7,574	$2.77
Issued	940	9.36
Vested	(6,647)	3.72
Unvested as of September 30, 2016	1,867	$2.77

As of September 30, 2016 and December 31, 2015, total unrecognized compensation expense related to restricted stock awards was less than $0.1 million, which the Company expects to recognize over a weighted average period of approximately 0.25 years and 1.0 years, respectively.
The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$353	$40	$747	$321
General and administrative	280	212	534	548
Total	$633	$252	$1,281	$869

13. Revenue Arrangements
Sanofi Collaboration Agreement
On November 27, 2012, the Company and Sanofi entered into a license and research collaboration agreement focused on the identification and development of vaccines against food allergies (the “Sanofi Agreement”). Under the arrangement, the Company agreed to perform research to identify an initial vaccine candidate for development and commercialization by Sanofi under an exclusive license.
Pursuant to the Sanofi Agreement, the Company received an upfront payment of $2.0 million for the initial indication in November 2012 and an additional payment of $3.0 million in August 2013. In November 2014, Sanofi exercised the option to include celiac disease as an additional indication, and in May 2015, the Sanofi Agreement was amended to add terms specific to the celiac disease indication and to terminate Sanofi's right to exercise its option for any additional indications. Sanofi paid the Company an additional $2.0 million upon the exercise of the option in May 2015 and an additional $1.0 million in July 2016 upon attaining the first milestone for the celiac disease indication. To date, Sanofi has paid the Company $8.0 million in the aggregate under the Sanofi Agreement.
Except as authorized by Sanofi or permitted under the Sanofi Agreement, during the term of the Sanofi Agreement, exclusivity obligations prevent the Company from researching, developing, or commercializing products in these indications or granting third party licenses under the intellectual property rights and technologies licensed to Sanofi for use in these indications.
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
The Company identified the deliverables under the arrangement as the license, the research necessary to identify the development candidate, and participation of the Joint Research Committee ("JRC"). The Company determined that the exclusive license granted to Sanofi did not have standalone value from the research to be performed to identify the vaccine development candidate. As a result, each upfront and milestone consideration was allocated to the combined unit of account comprising the license and research services, and is being recognized over the estimated development period using a proportional performance method. The consideration allocated to participation on the JRC was not material. The Company recognized revenue in the amount of $0.2 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively.
Termination of the Sanofi Collaboration Agreement
On November 9, 2016, the Company received written notice from Sanofi that Sanofi has elected to terminate in its entirety the Sanofi Agreement. The termination of the Sanofi Agreement will be effective on May 8, 2017, or the Termination Date, which is six months from the date of the notice.

As discussed above, Sanofi has paid the Company $8.0 million in the aggregate under the Sanofi Agreement to date. The Company would have been eligible to receive additional development-based, regulatory-based and sales-based milestone payments and tiered royalties on net sales of any approved product generated by the collaboration had the Sanofi Agreement not been terminated. As of September 30, 2016, the Company had $2.2 million of deferred revenue associated with the Sanofi Agreement, which is expected to be recognized within the termination period.
Upon timely exercise by the Company, all rights granted to Sanofi will terminate and revert to the Company effective on the Termination Date, and Sanofi is required to grant to the Company a royalty bearing, exclusive license, with the right to grant sublicenses, under certain Sanofi intellectual property solely to the extent necessary to research, develop, make, have made, use, offer for sale, import, export and otherwise commercialize the vaccine candidates developed under the Sanofi Agreement. The exclusivity obligations discussed above will also expire on the Termination Date.
The Company intends to exercise its right to acquire the development programs under the Sanofi Agreement. The Company will be solely responsible for performing and funding any development and clinical trial activities relating to further development of vaccine candidates that it chooses to undertake after the Termination Date.
Other Research and Collaboration Agreements
The Company has entered into other research and collaboration agreements in 2016 and 2015 for which the Company recognized revenue of zero and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Grant Agreements
The Company receives funding in the form of grants from the National Institutes of Health (“NIH”), the Juvenile Diabetes Research Foundation (“JDRF”), the Bill and Melinda Gates Foundation, the Russian Ministry of Industry and Trade (“Minpromtorg”), and the Russia based Development Fund of New Technologies Development and Commercialization Center (“Skolkovo”).
NIH
The Company has two grants through the NIH. The first grant, for an aggregate amount of $8.1 million, was awarded in May 2014 to support research in the development of a next generation vaccine for smoking cessation and relapse prevention. The Company recognized revenue in the amount of $0.7 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $3.7 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively under the arrangement.
The second grant is for an aggregate amount of $0.2 million, which was awarded in September 2015 for the development of nanoparticles for immune tolerance to factor VIII. The Company recognized revenue in an amount less than $0.1 million for the three and nine months ended September 30, 2016 related to this grant.
JDRF
The JDRF grant is a joint grant with Sanofi entered into in September 2014 for $0.4 million to conduct Type 1 Diabetes research. The Company recognized revenue in the amount of less than $0.1 million and zero for the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively, related to this grant.
Bill and Melinda Gates Foundation
The Company received a grant in 2013 from the Bill and Melinda Gates Foundation for $1.2 million to fund the Company’s immunology research on malaria antigens. During 2014, the grant amount was increased to a total of $1.6 million and the term was extended to a three-year research term. Revenue is recognized on a proportional performance basis as it relates to employee time expended on the research, along with reimbursement for external costs directly related to, and approved, by the grant terms.  The Company recognized revenue in the amount of $0.1 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively, related to this grant.
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
In February 2015, the Company received an executed final settlement agreement from Minpromtorg that included the repayment of funds previously received by the Company totaling $0.2 million, and a penalty fee that equaled to 10% of the contract value, or $0.2 million. The Company paid the settlement payment in March 2015 and all mutual claims under the contract were terminated. According to the terms of the agreement, Minpromtorg has the right to audit the expenditure incurred under the agreement for a period up to three years from each research milestone date. All grant funding received in excess of the penalty settlement will remain as a liability on the balance sheet until such time the audit period has expired and at which time, the amount will be recognized as revenue. Through September 30, 2016, the Company received payments totaling approximately $1.4 million.
The first audit period expired on December 31, 2015, and as a result $0.4 million of revenue was recognized for the year ended December 31, 2015.  The second audit expired during the nine months ended September 30, 2016, and as a result $0.2 million of revenue was recognized for the nine months ended September 30, 2016.
Skolkovo
On November 28, 2014, the Company executed a grant awarded by Skolkovo for the development of a therapeutic vaccine using nanoparticles to treat chronic infection caused by HPV and diseases associated with this infection. The grant covers a period from August 1, 2014 through July 21, 2017. The grant provides for up to $2.7 million that covers 48.5% of the estimated total cost of the research plan with the remaining 51.5% of estimated costs to be contributed by the Company. The Company has received from Skolkovo $1.8 million through the nine months ended September 30, 2016.
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
14. Related‑Party Transactions
As part of the Series B Preferred and Series D Preferred financings (as described in Note 10), the Company’s landlord (the “Landlord”) purchased 49,254 shares of Series B Preferred at $2.0303 per share for total proceeds of $0.1 million and 488,888 shares of Series D Preferred at $4.50 per share for total proceeds of $2.2 million. Additionally, in April 2015, the Landlord participated in the Company’s bridge loan in the amount of $0.2 million, which converted into Series E Preferred (see Note 10). The Landlord paid the same price as the price paid by other investors in each of these Preferred Stock purchases.  At the IPO, all preferred stock was converted to common stock.
The Company incurred expenses for consulting services provided by its founders totaling $0.1 million during each of the three months ended September 30, 2016 and 2015, and $0.2 million for each of the nine months ended September 30, 2016 and 2015.

15. Technology License Agreements
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
Pursuant to the 3SBio License, the Company is required to use commercially reasonable efforts to develop and commercialize a product containing pegsiticase or a related compound. If the Company does not commercialize any such product in a particular country in Asia, Africa or South America within 48 months after approval of any such product in the U.S. or a major European country, then 3SBio will have the right to do so, but only until the Company commercializes a product combining the Company’s SVP technology with any such compound in such country. The Company has paid to 3SBio an aggregate of $1.0 million in upfront and milestone‑based payments under the 3SBio License. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing the Company’s SVP technology, and up to an aggregate of $41.5 million for products without the Company’s SVP technology. The Company is also required to pay 3SBio tiered royalties on annual worldwide net sales (on a country‑by‑country and product‑by‑product basis) related to the pegsiticase component of products at percentages ranging from the low‑to‑mid single digits for products containing the Company’s SVP technology, and a range of no more than ten percent points from the mid‑single digits to low double‑digits for products without the Company’s SVP technology. The Company will pay these royalties to 3SBio, subject to specified reductions, on a country‑by‑country and product‑by‑product basis until the later of (i) the date that all of the patent rights for that product have expired in that country, or (ii) a specified number of years from the first commercial sale of such product in such country.
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
16. Income Taxes
The Company did not provide for any income taxes in any of the three or nine month periods ended September 30, 2016 or 2015.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2016 and December 31, 2015.
17. 401(k) Savings Plan
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
Contributions by the Company totaling less than $0.1 million for the three months ended September 30, 2016 and 2015, and $0.1 million for each of the nine months ended September 30, 2016 and 2015, have been recorded in the consolidated statements of operations and comprehensive loss.
18. Subsequent Events
As previously disclosed in our Current Report on Form 8-K, filed with the SEC on November 10, 2016, and as discussed in Note 13, on November 9, 2016, we received written notice from Sanofi that Sanofi has elected to terminate in its entirety the Sanofi Agreement. The termination of the Sanofi Agreement will be effective on May 8, 2017, which is six months from the date of the notice.

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
OVERVIEW
We are a clinical‑stage biopharmaceutical company using our proprietary synthetic vaccine particle, or SVP, technology to discover and develop targeted therapies that are designed to modulate the immune system to effectively and safely treat rare and serious diseases. Many such diseases are treated with biologic therapies that are foreign to the patient’s immune system and, therefore, elicit an undesired immune response. Our proprietary SVP technology encapsulates an immunomodulator in biodegradable nanoparticles to induce antigen‑specific immune tolerance to mitigate the formation of anti‑drug antibodies, or ADAs, in response to life‑sustaining biologic drugs. We believe our SVP technology has the potential for broad applications to both enhance existing biologic drugs and enable novel therapies. Our lead product candidate, SEL‑212, is a combination of a therapeutic enzyme and our SVP technology designed to be the first biologic treatment for gout that durably controls uric acid in refractory gout and dissolves and removes harmful deposits of uric acid crystals in chronic tophaceous gout, each a painful and debilitating disease with unmet medical need. SEL‑212 is currently in a comprehensive Phase 1/2 clinical program. The Phase 1/2 clinical program is comprised of two Phase 1 clinical trials and a Phase 2 clinical trial, which commenced in October 2016, and is designed to evaluate the ability of SEL‑212 to control uric acid levels and mitigate the formation of ADAs. Based on preliminary data from our ongoing Phase 1b clinical trial, we believe that SEL‑212 has the potential to control serum uric acid levels for at least 30 days after a single dose by mitigating the formation of ADAs in response to the therapeutic enzyme. We expect to receive final data from both Phase 1 clinical trials and initiate the Phase 2 clinical trial in the fourth quarter of 2016.
We were incorporated in 2007 under the laws of the State of Delaware and our corporate headquarters is in Watertown, Massachusetts. Our operations to date have been limited to organizing and staffing our company, business planning, acquiring operating assets, raising capital, developing our technology, identifying potential nanoparticle immunomodulatory product candidates, research and development, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through our initial public offering, or IPO, of common stock in June 2016, private placements of our preferred stock, common stock and debt securities, funding received from research grants and collaboration arrangements and our credit facility. We do not have any products approved for sale and have not generated any product sales. All of our revenue to date has been generated from research grants and contracts.
Since inception, we have incurred significant operating losses. We incurred net losses of $7.7 million and $5.7 million for the three months ended September 30, 2016 and 2015, and $22.1 million and $18.3 million for the nine months ended September 30, 2016 and 2015 respectively. As of September 30, 2016, we had an accumulated deficit of $137.5 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
-    conduct and expand clinical trials for SEL‑212, our lead product candidate;
-    continue the research and development of our other product candidates;
-    seek regulatory approval for any product candidates that successfully complete clinical trials;

-	potentially establish a sales, marketing and distribution infrastructure and scale‑up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
-    maintain, expand and protect our intellectual property portfolio;
-    hire additional staff, including clinical, scientific, operational and financial personnel, to execute our business plan; and

-
add personnel and clinical, scientific, operational, financial and management information systems to support our product development and potential future commercialization efforts, and to enable us to operate as a public company.

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
FINANCIAL OPERATIONS OVERVIEW
Grant and collaboration revenue
To date, we have not generated any product sales. Our revenue consists of grant and collaboration revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. In addition, we earn revenue under the terms of government contracts or grants, which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. In November 2016, we received written notice from Sanofi that Sanofi has elected to terminate in its entirety the license and research collaboration agreement focused on the identification and development of vaccines focused against food allergies that was entered into by the Company and Sanofi in November 2012 (the “Sanofi Agreement”), and as a result of the termination we do not expect to receive any further collaboration payments related to the Sanofi Agreement. For a further description of the agreements underlying our collaboration and grant‑based revenue, see Notes 2 and 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our research and development expenses consist of external research and development costs, which we track on a program‑by‑program basis and primarily include contract manufacturing organization, or CMO, and CRO‑related costs, and internal research and development costs, which are primarily compensation expenses for our research and development employees, lab supplies, analytical testing, allocated overhead costs and other related expenses. As we expand the clinical development of SEL‑212, we expect our research and development expenses to increase. In addition, as a result of the termination of the Sanofi Agreement, we intend to exercise our right to acquire the development programs under the Sanofi Agreement. This exercise itself does not require the payment of any consideration to Sanofi. We will be solely responsible for performing and funding any development and clinical trial activities relating to further development of vaccine candidates that we choose to undertake after the termination date of the agreement. We have incurred a total of $94.1 million in research and development expenses from inception through September 30, 2016, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2016	2015	(decrease)		2016	2015	(decrease)
External research and development expenses:	(unaudited)				(unaudited)
SEL-212	$1,265	$1,984	$(719)	(36)%	$4,919	$6,319	$(1,400)	(22)%
Discovery and preclinical stage product programs, collectively	497	84	413	492%	2,447	471	1,976	420%
Internal research and development expenses	4,259	3,415	844	25%	11,303	8,979	2,324	26%
Total research and development expenses	$6,021	$5,483	$538	10%	$18,669	$15,769	$2,900	18%

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
Other expense
Other expense for the three and nine months ended September 30, 2016 and 2015 was de minimis.
Foreign currency
The functional currency of our Russian subsidiary is the ruble. In addition to holding cash denominated in rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. At September 30, 2016 and December 31, 2015, we maintained cash of $3.1 million and $3.8 million, respectively, in Russian banks, of which $2.8 million and $3.0 million was denominated in U.S. dollars for the periods ended September 30, 2016 and December 31, 2015, respectively. The amounts denominated in U.S. dollars and used in transacting the day to day operations are subject to transaction gains and losses, which are reported as incurred.

RESULTS OF OPERATIONS
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Revenue
The following is a comparison of revenue for the three months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
	(unaudited)
Grant revenue	$891	$759	$132	17%
Collaboration revenue	$157	$848	(691)	(81)%
Total revenue	$1,048	$1,607	$(559)	(35)%

During the three months ended September 30, 2016, total revenue decreased by $0.6 million, or 35%, as compared to the same period in the prior year. Of this decrease, $0.4 million was due to lower revenue from the Sanofi food allergy collaboration and $0.4 million was due to lower revenue from our other grants and collaborations, all based on the timing of our research efforts, partially offset by $0.2 million increase related to a National Institute on Drug Abuse grant, or NIDA grant. As a result of Sanofi’s termination of the Sanofi Agreement, we do not expect any future payments related to the Sanofi Agreement. However, the $2.2 million in deferred revenues that are recorded as of September 30, 2016, will be recognized into revenue within the termination period.
Research and development
The following is a comparison of research and development expenses for the three months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
	(unaudited)
Research and development	$6,021	$5,483	$538	10%

During the three months ended September 30, 2016, our research and development expenses increased by $0.5 million, or 10%, as compared to the same period in the prior year. The increase is primarily due to (i) incremental headcount and consulting costs of $0.4 million required to support the preparation and implementation of the SEL-212 clinical trial, (ii) $0.3 million increase in stock compensation expense and (iii) $0.2 million increase in insurance and other expenses, offset by a reduction of $0.3 million in toxicology and clinical expenses and $0.1 million in facility expenses.
General and administrative
The following is a comparison of general and administrative expenses for the three months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
	(unaudited)
General and administrative	$2,495	$2,195	$300	14%

For the three months ended September 30, 2016, our general and administrative expenses increased $0.3 million, or 14%, as compared to the same period in the prior year, primarily due to an increase of $0.3 million in consulting fees for market research and investor relations, and an increase of $0.3 million of other expenses, offset by a $0.3 million decrease in patent expense based on timing of filing and claim activities.
Investment income
Investment income changed less than $0.1 million during the three months ended September 30, 2016 as compared to the prior year period.
Foreign currency gain (loss)
We recognized a foreign currency loss of less than $0.1 million during the three months ended September 30, 2016 and a foreign currency gain of $0.7 million during the three months ended September 30, 2015, reflecting the fluctuation of the U.S. dollar to the ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.3 million for each of the three months ended September 30, 2016 and 2015, representing interest expense and amortization of the carrying costs of our credit facility.
Other income (expense)
Other income (expense) was de minimis for the three months ended September 30, 2016 and 2015.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Revenue
The following is a comparison of revenue for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
	(unaudited)
Grant revenue	$4,492	$1,987	$2,505	126%
Collaboration revenue	661	1,890	(1,229)	(65)%
Total revenue	$5,153	$3,877	$1,276	33%

During the nine months ended September 30, 2016, total revenue increased by $1.3 million, or 33%, as compared to the same period in the prior year, primarily due to increased research and development activities, resulting in an increase of $2.3 million of revenue recognized during the period from the NIDA grant and $0.2 million from our other grants, offset by reductions of $1.0 million from our Sanofi associated collaborations and $0.2 million associated with our other various collaborations.
Research and development
The following is a comparison of research and development expenses for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
	(unaudited)
Research and development	$18,669	$15,769	$2,900	18%

During the nine months ended September 30, 2016, our total research and development expenses increased by $2.9 million, or 18%, from the same period in the prior year, reflecting (i) $2.1 million of increased costs associated with the advancement of SEL-212 into clinical trials and incremental NIH grant costs, (ii) $0.4 million of increased stock compensation expense, (iii) $0.3 million of higher insurance and facilities costs, (iv) $0.4 million for lab supplies and external costs associated with our other pipeline projects and (v) $0.1 million of increased other expenses, offset by a reduction of one time license fees of $0.4 million.
General and administrative
The following is a comparison of general and administrative expenses for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
	(unaudited)
General and administrative	$7,294	$6,305	$989	16%
During the nine months ended September 30, 2016, our general and administrative expenses increased by $1.0 million, or 16%, as compared to the prior year period due to (i) $0.4 million increase in patent filing costs, (ii) $0.3 million increase in consulting fees for market research and investor relations, (iii) of $0.4 million increase in professional fees and headcount growth to support public company filing and internal control requirements, (iv) $0.2 million increase for travel costs in support of the IPO and (v) $0.1 million of other expenses, offset by $0.4 million in reduced depreciation.
Investment income
Change in investment income was less than $0.1 million during the nine months ended September 30, 2016 as compared to the same period in the prior year based on cash and cash equivalent balances held in interest bearing accounts.
Foreign currency gain
We recognized a foreign currency loss of $0.4 million during the nine months ended September 30, 2016 as compared to the $0.6 million gain recognized during the nine months ended September 30, 2015 reflecting the continued fluctuations of the U.S. dollar to the ruble occurring  between the two comparative periods.
Interest expense
Interest expense was $0.9 million during the nine months ended September 30, 2016, as compared to $0.8 million for the same period in the prior year. The increase was primarily due to the incremental borrowing against the credit facility effective December 31, 2015.
Other expense
Other expense for the nine months ended September 30, 2016 and 2015 was de minimis.
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
From our inception through September 30, 2016, we had raised an aggregate of $220.9 million to fund our operations, of which $118.5 million was from the sale of preferred stock, $9.3 million was from government grants and $14.3 million was from borrowings under our credit facility, $14.3 million was through our collaborations and license agreements, and $64.5 million in combined net proceeds from our initial public offering in June 2016, and the underwriters' exercise in part of their option to purchase additional shares of our common stock in July 2016.
As of September 30, 2016, our cash and cash equivalents were $59.5 million, of which $3.1 million was held by our Russian subsidiary designated solely for use in its operations including $0.3 million of restricted cash. Our Russian subsidiary cash is consolidated for financial reporting purposes.
In addition to our existing cash and cash equivalents, we receive research and development funding pursuant to our research grants. In November 2016, we received written notice from Sanofi that Sanofi has elected to terminate in its entirety the Sanofi Agreement. Currently, funding from research grants and payments under our remaining collaboration agreements represent our only source of committed external funds.
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
The credit facility is secured by substantially all of our personal property other than our intellectual property. The term loan under the credit facility bears interest at an annual rate equal to the greater of (i) 8.0% and (ii) the sum of (a) the 30‑day U.S. LIBOR rate five business days prior to the applicable funding date plus (b) 7.68%. We are required to make interest payments through January 1, 2017, or the interest only period. Following the interest only period, all outstanding borrowings under the credit facility will begin amortizing with monthly payments of principal and interest being made over 30 consecutive monthly installments. All loans under the facility mature on July 1, 2019, and include a final payment fee equal to 6.0% of the total amount borrowed under the credit facility. This final payment has been recorded as a discount to the loan balance and is being amortized into interest expense over the life of the loan.
The term loan is prepayable at our option in whole, but not in part, subject to a prepayment fee of 3.0% if the term loan is prepaid prior to the first anniversary of the December 31, 2015 borrowing date, the borrowing date, 2.0% if the terms loans are prepaid between the first and second anniversary of the borrowing date and 1.0% if the term loan is prepaid after the second anniversary of the borrowing date. We are also required to prepay the term loan upon the occurrence of customary events of default set forth in the credit agreement. In addition, the term loan contains a subjective acceleration clause whereby an event of default and immediate acceleration of the borrowings under credit agreement occurs in the event of a material impairment of the perfection or priority of the lenders’ lien in the collateral or the value of such collateral, a material adverse change in our business operations or condition (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations.
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
Plan of operations and future funding requirements
As of the date of this Quarterly Report on Form 10-Q, we have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, and general overhead costs. Moreover, as a result of the termination of the Sanofi Agreement, we intend to exercise our right to acquire the development programs under the Sanofi Agreement. This exercise itself does not require the payment of any consideration to Sanofi. We will be solely responsible for performing and funding any development and clinical trial activities relating to further development of vaccine candidates that we choose to undertake after the termination date of the agreement. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect that we will need substantial additional funding in connection with our continuing operations.
Based on the current operating plan, we expect that our cash, cash equivalents, short-term  investments and restricted cash as of September 30, 2016, will fund operating expenses and capital expenditure requirements into the first quarter of 2018.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:
-    the progress and results of our clinical trials of SEL-212;

-	our collaboration agreements remaining in effect, our ability to enter into additional collaboration agreements and our ability to achieve milestones under these agreements;

-	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
-    the number and development requirements of other product candidates that we pursue;
-    the costs, timing and outcome of regulatory review of our product candidates;

-	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
-    the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

-	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
-    the extent to which we acquire or in-license other products and technologies.
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
Cash flows
The following is a summary of cash flows for the nine months ended September 30, 2016 (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
	(unaudited)	(unaudited)
Beginning of the period	$32,337	$16,592
Net cash used in operating activities	(21,239)	(14,823)
Net cash used in investing activities	(16,896)	(1,770)
Net cash provided by financing activities	64,867	38,220
Effect of exchange rate changes on cash	419	(705)
End of the period	$59,488	$37,514

Net cash used in operating activities
Net cash used in operating activities was $21.2 million for the nine months ended September 30, 2016 as compared to $14.8 million for the nine months ended September 30, 2015. The increase in net cash used in operating activities of $6.4 million reflects the incremental net loss of $3.8 million associated with increased research and development expenses as we advanced from preclinical studies into the Phase 1 clinical trials and increased external NIH grants coupled with (i) a net increase of $1.1 million of prepaid expenses associated with prepayments to our CRO's and CMO's, (ii) $2.0 million of accounts payable and other liability reductions, and (iii) $0.9 million increase in restricted cash, offset by a $0.6 million decrease in deferred revenue and $0.8 million net change in other assets and liabilities.
Net cash used in investing activities
Net cash provided by investing activities was $16.9 million for the nine months ended September 30, 2016, as compared to net cash used in investing activities of $1.8 million for the nine months ended September 30, 2015. The net change in cash of $15.1 million used by investing activities for the nine months ended September 30, 2015 was caused by the purchase of $23.3 million in short term investments offset by maturity of $6.9 million of short‑term investments, $0.7 million decrease in the purchases of short term government obligations, and a $0.6 million decrease in purchased equipment.
Net cash provided by financing activities
Net cash provided by financing activities was $64.9 million for the nine months ended September 30, 2016 as compared to $38.2 million for the nine months ended September 30, 2015. The increase of $26.7 million provided by financing activities is the result of the net cash of $64.8 million derived from our IPO related activities during the nine months ended September 30, 2016, as compared to the $39.7 million issuance of Series E Preferred Stock, which was reduced by the $1.6 million of loan principle payments made during the comparable prior period.
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

Contractual obligations and contingent liabilities
The following summarizes our significant contractual obligations as of December 31, 2015 (in thousands):

		Less than			More than
Contractual Obligations	Total	1 year	1 to 3 years	3 to 5 years	5 years
Operating leases(1)	$5,375	$1,176	$2,535	$1,664	$—
Research and development contract obligations(2)	240	60	120	60	—
Long term debt(3)	14,988	972	10,637	3,379	—
Total obligations	$20,603	$2,208	$13,292	$5,103	$—
(1) Represents future minimum lease payments under non‑cancellable operating leases in effect as of September 30, 2016, including the remaining lease payments for our current facilities in Watertown, Massachusetts. In August 2016, the Company signed an amendment to the operating lease, which extends the lease term of the Company's laboratory and office space through March 31, 2020. The minimum lease payments above do not include common area maintenance charges, real estate taxes or any sublease payments we receive.
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
We enter into agreements in the normal course of business with manufacturers and CROs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. As of September 30, 2016, we had approximately $11.3 million of purchase orders under these agreements. However, these agreements generally provide for termination upon notice. As a result, we have excluded payments under these agreements because (i) the timing of these payments is uncertain and contingent upon completion of future activities and (ii) we believe that our non‑cancelable obligations under these agreements are not material.
During the nine months ended September 30, 2016, there have been no other material changes to our contractual obligations other than those described above.
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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and use of estimates” in our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 23, 2016 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  There have been no material changes to our critical accounting policies through September 30, 2016 from those discussed in our final prospectus filed on June 23, 2016.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2016 and December 31, 2015, we had cash equivalents of $59.5 million and $32.3 million, respectively, consisting of non‑interest and interest‑bearing money market accounts, repurchase agreements, short-term investments of treasuries and government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and rubles. The exchange rate between the U.S. dollar and ruble changes from period to period. At September 30, 2016, we held $3.1 million of total cash in Russian banks to support our Russian subsidiary, which includes $2.8 million of cash and cash equivalents and $0.3 million of restricted cash, of which $2.8 million of cash and cash equivalents were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
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

Since inception, we have incurred significant operating losses. Our net loss was $22.1 million for the nine months ended September 30, 2016, and $25.2 million and $12.9 million for the years ended December 31, 2015 and 2014, respectively. As of September 30, 2016, we had an accumulated deficit of $137.5 million. To date, we have financed our operations primarily through issuances of preferred stock, debt, research grants and a research collaboration. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. In November 2016 we received written notice from Sanofi that Sanofi has elected to terminate in its entirety our license and research collaboration agreement with Sanofi, or the Sanofi Agreement, and as a result we do not expect to receive any future payments related to the Sanofi Agreement. We have devoted substantially all of our financial resources and efforts to developing our SVP technology, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of our product candidates, and we have not completed development of any SVP therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
-    conduct additional clinical trials of SEL‑212, our lead product candidate;

-	continue the research and development of our other product candidates;
-    seek to enhance our SVP technology and discover and develop additional product candidates;
-    seek regulatory approvals for any product candidates that successfully complete clinical trials;

-	potentially establish a sales, marketing and distribution infrastructure;

-	scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
-    maintain, expand and protect our intellectual property portfolio, including through licensing arrangements;

-
add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our transition to a public company; and

-	experience any delays or encounter any issues with any of the above, including, but not limited to, failed studies, complex results, safety issues or other regulatory challenges.
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
We will need substantial additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

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
We believe that our existing cash, cash equivalents and investments, and funding that we expect to receive under our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
-    the progress and results of our clinical trials of SEL‑212;
-    the number of product candidates that we pursue;

-	our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;
-    the cost of manufacturing clinical supplies of our product candidates;
-    our headcount growth and associated costs;

-	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
-    the costs, timing and outcome of regulatory review of our product candidates;

-	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
-    the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

-	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property‑related claims;
-    the effect of competing technological and market developments; and

-	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.
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

Revenues from research and development activities in collaboration with Sanofi represent a significant portion of our revenues and the loss of these revenues may adversely affect our business and our liquidity.
Revenues from research and development activities under the Sanofi Agreement were a significant source of revenues in 2015 and for the nine months ended September 30, 2016. In November 2016 we received written notice from Sanofi that Sanofi has elected to terminate in its entirety the Sanofi Agreement. The termination of the Sanofi Agreement will be effective on May 8, 2017, which is six months from the date of the notice. The loss of revenue derived from research and development activities under the Sanfoi Agreement may adversely affect our business and our liquidity. In addition, Sanofi's termination of this agreement could adversely affect our reputation.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We commenced active operations in 2007, and our operations to date have been limited to developing and researching our SVP technology and related products and programs, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. All but one of our product candidates, SEL‑212, are still in preclinical development. We completed the patient treatment portion of our Phase 1a clinical trial of pegsiticase, a component of SEL‑212, our lead product candidate, but have not yet completed any other clinical trials for SEL‑212 or any other product candidates. We initiated our Phase 2 clinical trial of SEL‑212 in October 2016, but have not yet demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter‑to‑quarter and year‑to‑year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our credit facility and subsidiary’s charter place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
We have a $12.0 million credit facility with Oxford Finance LLC, or Oxford, and Pacific Western Bank, as successor in interest to Square 1 Bank, that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of September 30, 2016, the outstanding principal balance under the credit facility was $12.0 million. The credit facility contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and notifications, maintain proper books of record and account, timely file and pay tax returns, maintain inventory and insurance coverage, maintain unrestricted cash in a control account equal to or greater than the lesser of 105% of all outstanding amounts under the credit facility and 100% of the cash and cash equivalents of our company and our wholly‑owned subsidiary, Selecta Biosciences Security Corporation, and protect material intellectual property. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, changing businesses, dissolving, liquidating, engaging in mergers or acquisitions, adding new offices or locations, making certain organizational changes, incurring additional indebtedness, encumbering collateral, paying cash dividends or making other distributions, making investments, selling assets, undergoing a change in control, engaging in certain non‑ordinary course material transactions with affiliates, and making certain payments or transfers to our subsidiary Selecta (RUS) LLC, or Selecta RUS, in each case subject to certain exceptions. If we default under the credit facility, Oxford, as collateral agent for the lenders, may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
In addition, the charter of our subsidiary, Selecta RUS, prohibits distributions to us in violation of Russian law or if, as a result of such distribution, Selecta RUS would be insolvent or its net assets would be less than its charter capital and statutory reserves. Selecta RUS held $3.1 million of total cash in Russian banks as of September 30, 2016, including $2.8 million of cash and cash equivalents and $0.3 million of restricted cash.

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
We are primarily using our SVP technology to improve and enable biologics that treat rare and serious diseases, with an initial focus on developing SEL‑212 for the treatment of refractory and chronic tophaceous gout. While we believe our preclinical and clinical data to date have validated our technology to a degree, we are at an early stage of development and our technology has not yet led to, and may never lead to, approvable or marketable drugs. We are developing additional product candidates to address the problem of anti‑drug antibodies, or ADAs, and immunogenicity in biologic therapy and to treat cancer and other infectious diseases and conditions that are not responsive to currently available vaccines. We may have problems applying our technologies to these other areas, and our new product candidates may not be as effective as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development, including as a result of harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
-    completion of preclinical studies and clinical trials with positive results;
-    receipt of marketing approvals from applicable regulatory authorities;
-    obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

-	making arrangements with third party manufacturers for, or establishing, commercial manufacturing capabilities, or --establishing such capabilities ourselves;
-    launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

-
our existing collaboration agreements remaining in effect and our entering into new collaborations throughout the development process as appropriate, from preclinical studies through to commercialization;

-    acceptance of our products, if and when approved, by patients and the medical community;
-    effectively competing with other therapies;

-	obtaining and maintaining coverage and adequate reimbursement by third‑party payors, including government payors, for our products, if approved;
-    protecting our rights in our intellectual property portfolio;

-    operating without infringing or violating the valid and enforceable patents or other intellectual property of third parties;
-    maintaining an acceptable safety profile of our products following approval; and

-	maintaining and growing an organization of scientists and business people who can develop and commercialize our product candidates and technology.
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
As a result, we cannot be certain that our approach, or our development of SEL‑212, will lead to the development or approval of marketable products. In addition:

-	due to the unproven nature of our SVP therapeutics, they may have different efficacy and safety rates in various indications;

-
the FDA or other regulatory agencies may lack experience in evaluating the efficacy and safety of products based on SVP or a biologic sourced from China or other jurisdictions, which could result in a longer‑than‑expected regulatory review process, increase our expected development costs or delay or prevent commercialization of our product candidates; and

-
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
Our lead product candidate, SEL-212, is currently being evaluated in a Phase 1/2 clinical program that includes a Phase 1a and Phase 1b clinical trial. We initiated the Phase 2 clinical trial in October 2016. Aside from SEL-212, our other product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failed clinical trial can occur at any stage of testing. Moreover, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval for, or commercialize, our product candidates, including:

-	clinical trials of our product candidates may produce unfavorable, incomplete or inconclusive results;

-	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

-	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with contract research organizations, or CROs, or clinical trial sites;

-
we may be unable to recruit suitable patients to participate in a clinical trial, the number of patients required for clinical trials of our product candidates may be larger than we expect, enrollment in these clinical trials may be slower than we expect or participants may drop out of these clinical trials at a higher rate than we expect;

-	the number of clinical trial sites required for clinical trials of our product candidates may be larger than we expect;

-	our third‑party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

-	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

-
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

-	investigators may deviate from the trial protocol, fail to conduct the trial in accordance with regulatory requirements or misreport study data;

-	the cost of clinical trials of our product candidates may be greater than we expect;

-
the supply or quality of raw materials or manufactured product candidates (whether provided by us or third parties) or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

-	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we expect;

-
the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design or our interpretation of data from preclinical studies and clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design of our clinical trials; and

-
regarding trials managed by our existing or any future collaborators, our collaborators may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but potentially suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

-	be delayed in obtaining marketing approval for our product candidates, if at all;

-	lose the support of collaborators, requiring us to bear more of the burden of research and development;

-	not obtain marketing approval at all;

-	obtain marketing approval in some countries and not in others;

-	obtain approval for indications or patient populations that are not as broad as intended or desired;

-	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

-	be subject to additional post‑marketing testing requirements; or

-	have a product removed from the market after obtaining marketing approval.
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

In addition to the size of the patient population, patient enrollment is also affected by other factors including:

-	the severity of the disease under investigation;

-	the patient eligibility criteria for the study in question;

-	the perceived risks and benefits of the product candidate under study;

-	the availability of other treatments for the disease under investigation;

-	the existence of competing clinical trials;

-	our efforts to facilitate timely enrollment in clinical trials;

-	investigators engagement with, or enthusiasm about, the trial;

-	the patient referral practices of physicians;

-	the design of the trial;

-	the ability to monitor patients adequately during and after treatment; and

-	the proximity and availability of clinical trial sites for prospective patients.
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
In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full biologics license application, or BLA, or full new drug application, or NDA, to market the same biologic or drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. Our competitors, including Horizon Pharma plc, may seek orphan drug status for the same biologic or drug for the same indication as our product candidates. In this regard, Krystexxa® (pegloticase) previously obtained orphan drug status for chronic refractory gout, although the exclusivity period has lapsed. However, Krystexxa could in the future obtain orphan drug status for chronic tophaceous gout, an indication we plan to pursue.
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
Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

-	regulatory authorities may withdraw approvals of such product;

-	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

-	regulatory authorities may impose additional restrictions on the marketing of, or the manufacturing processes for, the particular product;

-	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

-	we could be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties; and

-	our reputation may suffer.
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
We obtain the biologic pegsiticase, a component of SEL‑212, our lead product candidate, from 3SBio in China. Under our license agreement with 3SBio, we are not permitted to manufacture pegisticase and, as a result, expect to continue to rely on 3SBio for our supply of pegsiticase for the foreseeable future. Although we intend to seek to secure a backup supplier outside of China, we cannot assure you that we will be able to do so on acceptable terms, or at all.
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

-
inability, failure or unwillingness of third‑party manufacturers to comply with regulatory requirements, maintain quality assurance, meet our needs, specifications or schedules or continue to supply products to us;

-	reduced control we have over product development, including with respect to our lead product candidate, due to our reliance on such third‑party manufacturers,

-	breach of manufacturing agreements by the third‑party manufacturers;

-	misappropriation or disclosure of our proprietary information, including our trade secrets and know‑how;

-
relationships that the third party manufacturer may have with others, some of which may be our competitors, and, if it does not successfully carry out its contractual duties, does not meet expectations, experiences work stoppages, or

-	needs to be replaced, we may need to enter into alternative arrangements, which may not be available, desirable or cost‑effective; and

-	termination or nonrenewal of agreements by third‑party manufacturers at times that are costly or inconvenient for us.
Third‑party manufacturers may not be able to comply with current Good Manufacturing Practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third‑party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. If our CMOs are is unable to comply with cGMP regulations or if the FDA does not approve their facilities upon a pre‑approval inspection, our product candidate may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for required raw materials used in the manufacture of our product candidates or for the manufacture of finished product. Moreover, we often rely on one CMO to produce multiple product components. For instance, one of our CMOs produces several polymers used in our SVP technology. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and expected future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.
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
We have entered into collaborations with other parties, including pharmaceutical companies and universities, to develop products based on our SVP technology, and such collaborations and licensing arrangements currently represent a significant portion of our product pipeline. Certain of our collaborations also provide us with important funding for some of our development programs and we expect to receive additional funding under collaborations in the future. Our existing collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

-	collaborators have significant discretion in determining the efforts and resources that they will apply to these -collaborations;

-	collaborators may not perform their obligations as expected;

-
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

-
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

-
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

-
a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

-
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

-
collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

-	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

-
collaborations may be terminated for the convenience of the collaborator and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;

-	collaborators may learn about our technology and use this knowledge to compete with us in the future;

-	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others;

-	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers; and

-
we currently have, and in the future may have, a limited number of collaborations and the loss of, or a disruption in our relationship with, any one or more of such collaborators may could harm our business.

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under such collaborations. For example, In November 2016, we received written notice from Sanofi that Sanofi has elected to terminate in its entirety the Sanofi Agreement, and as a result we do not expect to receive any future payments related in the Sanofi Agreement. If we do not receive the funding we expect under these agreements, our continued development of our SVP technology and product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our therapeutic program collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.
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
We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials, including our Phase 1/2 clinical trial of SEL‑212.
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
If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third‑party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if any, will depend on a number of factors, including:

-	their efficacy, safety and other potential advantages compared to alternative treatments;

-	the clinical indications for which our product candidates are approved;

-	our ability to offer them for sale at competitive prices;

-	their convenience and ease of administration compared to alternative treatments;

-	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

-	the strength of marketing and distribution support;

-	the availability of third‑party coverage and adequate reimbursement for our product candidates;

-	the prevalence and severity of their side effects and their overall safety profiles;

-	any restrictions on the use of our product candidates together with other medications;

-	interactions of our product candidates with other medicines patients are taking;

-	our ability to create awareness with patients and physicians about the harmful effects of uric acid deposits;

-	the timing of market introduction of any approved product candidates as well as competitive products and other therapies;

-	inability of certain types of patients to take our product candidates;

-	their ability to remain attractive in the event of changing treatment guidelines;

-	adverse publicity about the product or favorable publicity about competitive products; and

-	potential product liability claims.
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
Factors that may inhibit our efforts to commercialize our product candidates on our own include:

-	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

-	the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;

-	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

-	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

-	inability to obtain sufficient coverage and reimbursement from third‑party payors and governmental agencies for our product candidates.

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
The development and commercialization of new drug and biologic products and technologies is highly competitive and is characterized by rapid and substantial technological development and product innovations. We protect our products and technologies by filing patent applications in major pharmaceutical markets as well as leading emerging growth markets. We have either been granted patents or filed patent applications covering our SVP technology, our immune tolerance programs and our SEL-212 product candidate. To the extent that our product candidates and technologies are protected by such intellectual property rights, they will be protected from competition for the life of the applicable patents. However, we are aware of a number of large pharmaceutical and biotechnology companies, including Sanofi,  Horizon Pharma plc, Pfizer Inc., and Merck & Co., Inc., as well as smaller, early-stage companies, that offer or are pursuing the development of pharmaceutical products or technologies that may address one or more indications that our product candidates target. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

-	regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;

-	decreased demand for any product candidates or products that we may develop;

-	injury to our reputation and significant negative media attention;

-	loss of clinical trial participants or increased difficulty in enrolling future participants;

-	significant costs to defend the related litigation or to reach a settlement;

-	substantial payments to trial participants or patients;

-	loss of revenue;

-	reduced resources of our management to pursue our business strategy; and

-	the inability to commercialize any products that we may develop.

We maintain general liability, product liability and umbrella liability insurance. Our existing insurance coverage may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage as our risks of exposure increase, which, for example, would happen if and when we begin selling any product candidate that receives marketing approval. In addition, certain types of insurance coverage are becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of any approved product candidates, which could adversely affect our business, financial condition, results of operations and prospects.
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

-
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

-
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

-
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

-
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

-
the federal Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to certain payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners; and

-
analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third‑party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
Among the provisions of the PPACA of importance to our potential product candidates are the following:

-	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;

-	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

-	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

-
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

-	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

-	expansion of eligibility criteria for Medicaid programs;

-	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

-	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

-	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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
In addition, if a regulatory agency or we later discover previously unknown problems with our products, such as adverse events of unexpected severity or frequency, problems with manufacturers or manufacturing processes, or failure to comply with regulatory requirements, the regulatory agency may impose restrictions on the products or us, including requiring withdrawal of the product from the market. Any failure to comply with applicable regulatory requirements may yield various results, including:

-	litigation involving patients taking our products

-	restrictions on such products, manufacturers or manufacturing processes;

-	restrictions on the labeling or marketing of a product;

-	restrictions on product distribution or use;

-	requirements to conduct post‑marketing studies or clinical trials;

-	warning letters;

-	withdrawal of products from the market;

-	suspension or termination of ongoing clinical trials;

-	refusal to approve pending applications or supplements to approved applications that we submit;

-	recall of products;

-	fines, restitution or disgorgement of profits or revenues;

-	suspension or withdrawal of marketing approvals;

-	damage to relationships with existing and potential collaborators;

-	unfavorable press coverage and damage to our reputation;

-	refusal to permit the import or export of our products;

-	product seizure or detention;

-	injunctions; or

-	imposition of civil or criminal penalties.

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

-
others may be able to make compounds that are the same as or similar to our current or future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

-	we or any of our licensors or collaborators might not have been the first to make the inventions covered by the patents or pending patent applications that we own or have exclusively licensed;

-	we or any of our licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;

-	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

-	the prosecution of our pending patent applications may not result in granted patents;

-	granted patents that we own or have licensed may not cover our products or may be held not infringed, invalid or unenforceable, as a result of legal challenges by our competitors;

-
with respect to granted patents that we own or have licensed, especially patents that we either acquire or in‑license, if certain information was withheld from or misrepresented to the patent examiner, such patents might be held to be unenforceable;

-	patent protection on our product candidates may expire before we are able to develop and commercialize the product, or before we are able to recover our investment in the product candidates;

-
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

-	we may not develop additional proprietary technologies that are patentable;

-	the patents of others may have an adverse effect on our business; and

-	we may choose not to file a patent application for certain technologies, trade secrets or know‑how, and a third party may subsequently file a patent covering such intellectual property.
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
In addition, intellectual property litigation or claims could force us to do one or more of the following:

-	cease developing, selling or otherwise commercializing our product candidates;

-	pay substantial damages for past use of the asserted intellectual property;

-	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

-
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

-
multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

-	failure by us to obtain and maintain regulatory approvals for the use of our product candidates in various countries;

-	additional potentially relevant third‑party patent rights;

-	complexities and difficulties in obtaining protection of and enforcing our intellectual property rights;

-	difficulties in staffing and managing foreign operations;

-	complexities associated with managing multiple‑payor reimbursement regimes, government payors or patient self‑pay systems;

-	limits on our ability to penetrate international markets;

-
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our product candidates and exposure to foreign currency exchange rate fluctuations, which could result in increased operating expenses and reduced revenues;

-
natural disasters, political and economic instability, including wars, events of terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions and economic weakness, including inflation;

-	changes in diplomatic and trade relationships;

-
challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

-	certain expenses including, among others, expenses for travel, translation and insurance;

-	legal risks, including use of the legal system by the government to benefit itself or affiliated entities at our expense, including expropriation of property; and

-
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
We may acquire other businesses, product candidates or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have not made any acquisitions to date, and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

-	disruption in our relationships with future customers or with current or future distributors or suppliers as a result of such a transaction;

-	unexpected liabilities related to acquired companies;

-	difficulties integrating acquired personnel, technologies and operations into our existing business;

-	diversion of management time and focus from operating our business to acquisition integration challenges;

-	increases in our expenses and reductions in our cash available for operations and other uses;

-	possible write‑offs or impairment charges relating to acquired businesses; and

-	inability to develop a sales force for any additional product candidates.
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased. The market price for our common stock may be influenced by many factors, including:

-	the success of competitive products or technologies;

-	results of clinical trials of our product candidates or those of our competitors;

-	failure or discontinuation of any of our development programs;

-	commencement of, termination of, or any development related to any collaboration or licensing arrangement;

-	regulatory or legal developments in the United States and other countries;

-	development of new product candidates that may address our markets and make our product candidates less attractive;

-	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

-	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

-	announcement or market expectation of additional financing efforts;

-	developments or disputes concerning patent applications, issued patents or other proprietary rights;

-	the recruitment or departure of key personnel;

-	the level of expenses related to any of our product candidates or clinical development programs;

-	failure to meet or exceed financial estimates, projections or development timelines of the investment community or that we provide to the public;

-	the results of our efforts to discover, develop, acquire or in‑license additional product candidates or products;

-	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;

-	variations in our financial results or those of companies that are perceived to be similar to us;

-	changes in the structure of healthcare payment systems;

-	sale of common stock by us or our stockholders in the future as well as the overall trading volume of our common stock;

-	market conditions in the pharmaceutical and biotechnology sectors;

-	general economic, industry and market conditions; and

-	the other factors described in this “Risk factors” section.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 50% of our outstanding voting stock as of September 30, 2016. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2016, approximately 12.9 million shares of our common stock are restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times beginning 180 days after the date of the initial public offering of our common stock, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of approximately 12.3 million shares of our common stock as of the completion of the initial public offering of our common stock on June 27, 2016 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.
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

-
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations”;

-	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

-
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

-	reduced disclosure obligations regarding executive compensation; and

-	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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
The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a registration on Form S-1 (File No. 333-211555), as amended, which was declared effective by the Securities and Exchange Commission (the “SEC”) on June 21, 2016, and a registration statement on Form S-1MEF (File No. 333-212162), which was automatically effective upon filing with the SEC on June 21, 2016. On July 25, 2016, we closed the underwriters’ over-allotment option, and we sold 289,633 cent shares at a price to the public of $14.00 per share.
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

SELECTA BIOSCIENCES, INC.

Date: November 10, 2016	/s/ Werner Cautreels, Ph.D.
Werner Cautreels, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	/s/ David Siewers
David Siewers
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
10.1	Fourth Amendment to Lease, dated August 21, 2016, by and between ARE-480 Arsenal Street LLC and Selecta Biosciences, Inc.	8-K	001-37798	10.1	9/14/2016
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*    Filed herewith.
**  Furnished herewith.