Form 10-Q
period 2017-03-31
SELECTA BIOSCIENCES INC
filed 2017-05-11
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 5, 2017 the registrant had 18,581,202 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,637	$58,656
Short-term deposits and investments	41,885	25,485
Restricted cash	81	78
Accounts receivable	63	215
Prepaid expenses and other current assets	2,820	2,382
Total current assets	71,486	86,816
Property and equipment, net	2,054	2,047
Restricted cash and other deposits	316	316
Other assets	—	122
Total assets	$73,856	$89,301
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,317	$3,882
Accrued expenses	5,521	3,921
Loans payable, current portion	4,519	4,067
Deferred revenue, current portion	1,947	1,836
Total current liabilities	13,304	13,706
Non‑current liabilities:
Deferred rent and lease incentive	210	222
Loans payable, net of current portion	6,867	7,977
Deferred revenue, net of current portion	12,385	12,439
Total liabilities	32,766	34,344
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 18,552,385 and 18,438,742 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	1	1
Additional paid-in capital	212,249	211,125
Receivable from stock option exercises	(70)	(75)
Accumulated deficit	(166,710)	(151,576)
Accumulated other comprehensive loss	(4,380)	(4,518)
Total stockholders’ equity	41,090	54,957
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$73,856	$89,301
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Grant and collaboration revenue	$137	$2,088
Operating expenses:
Research and development	11,044	6,648
General and administrative	3,875	2,381
Total operating expenses	14,919	9,029
Loss from operations	(14,782)	(6,941)
Investment income	113	13
Foreign currency transaction gain (loss), net	(165)	(220)
Interest expense	(300)	(310)
Other expense, net	—	(18)
Net loss	(15,134)	(7,476)
Other comprehensive loss:
Foreign currency translation adjustment	123	231
Unrealized gain (loss) on securities	15	—
Comprehensive loss	$(14,996)	$(7,245)
Net loss	(15,134)	(7,476)
Accretion of redeemable convertible preferred stock	—	(2,356)
Net loss attributable to common stockholders	$(15,134)	$(9,832)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.82)	$(4.52)
Weighted average common shares outstanding
Basic and diluted	18,474,227	2,175,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

						Accumulated
			Additional	Stock		other
	Common stock		paid‑In	option	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	receivable	deficit	loss	Equity
Balance at December 31, 2016	18,438,742	$1	$211,125	$(75)	$(151,576)	$(4,518)	$54,957
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	113,643	—	431	5	—	—	436
Stock‑based compensation expense	—	—	693	—	—	—	693
Currency translation adjustment	—	—	—	—	—	123	123
Unrealized gains (losses) on securities	—	—	—	—	—	15	15
Net loss	—	—	—	—	(15,134)	—	(15,134)
Balance at March 31, 2017	18,552,385	$1	$212,249	$(70)	$(166,710)	$(4,380)	$41,090
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Operating activities
Net loss	$(15,134)	$(7,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	175	178
Amortization of premiums and accretion of discounts on investments	89	—
Stock‑based compensation expense	693	282
Non‑cash interest expense	144	41
Change in fair value of redeemable convertible preferred stock warrant	—	20
Changes in operating assets and liabilities:
Accounts receivable	152	(805)
Prepaid expenses and other assets	(316)	(35)
Restricted cash and other deposits	(3)	(1,752)
Accounts payable	(2,589)	(424)
Deferred revenue	57	386
Accrued expenses and other liabilities	1,413	(581)
Net cash used in operating activities	(15,319)	(10,166)
Investing activities
Purchase of short term investments	(16,474)	(3,412)
Purchases of property and equipment	(58)	(143)
Net cash used in investing activities	(16,532)	(3,555)
Financing activities
Principle payments on loan payable	(728)	—
Deferred IPO costs paid	—	(1,684)
Exercise of stock options	436	7
Net cash provided by financing activities	(292)	(1,677)
Effect of exchange rate changes on cash	124	112
Net decrease in cash and cash equivalents	(32,019)	(15,286)
Cash and cash equivalents at beginning of period	58,656	32,337
Cash and cash equivalents at end of period	$26,637	$17,051
Cash paid during the year for:
Interest	241	243
Supplemental noncash investing and financing activities:
Purchase of property and equipment not yet paid	$125	$—
Accrued dividends and accretion of preferred stock to redemption value	—	2,356
Unrealized gain on marketable securities	$15	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Year Ended December 31, 2016 and Unaudited Three Months Ended March 31, 2017 and 2016)
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
On June 21, 2016 the Company completed an initial public offering (the "IPO") of its common stock and issued and sold 5,000,000 shares of common stock at a price to the public of $14.00 per share for net proceeds of $60.8 million after deducting underwriting discounts and commissions and offering expenses.  On July 25, 2016, 289,633 additional shares of the Company’s common stock were sold to the underwriters pursuant to the exercise of their option to purchase additional shares of common stock at a price to the public of $14.00 per share resulting in additional net proceeds of approximately $3.7 million after deducting underwriting discounts, commissions and offering expenses, bringing the total IPO net proceeds to $64.5 million. Upon the closing of the IPO on June 27, 2016, all outstanding shares of the Company’s convertible preferred stock automatically converted into 10,126,118 shares of the Company’s common stock. In addition, at this time, the warrants to purchase shares of the Company’s Series D and Series E convertible preferred stock were converted into warrants to purchase shares of the Company’s common stock.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three months ended March 31, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 28, 2017, which we refer to as the 2016 Annual Report on Form 10-K.
The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of March 31, 2017 and consolidated results of operations and cash flows for the three months ended March 31, 2017. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

Liquidity
The Company has incurred losses since inception and negative cash flows from operating activities. As of March 31, 2017 and December 31, 2016, the Company had an accumulated deficit of $166.7 million and $151.6 million, respectively. The Company’s cash and cash equivalents as of March 31, 2017 and December 31, 2016, includes $2.2 million and $2.4 million of unrestricted cash held by its Russian subsidiary. The future success of the Company is dependent upon its ability to obtain additional capital through issuances of equity and debt securities and from collaboration and grant agreements in order to further the development of its technology and product candidates, and ultimately upon its ability to attain profitable operations. There can be no assurance that the Company will be able to obtain the necessary financing to successfully develop and market its product candidates or attain profitability.
Based on the current operating plan, we expect that our cash, cash equivalents, short-term investments and restricted cash as of March 31, 2017, will fund our operating expenses and capital expenditure requirements into mid-year 2018.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through March 31, 2017, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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
The Company’s management made significant estimates and assumptions in determining the fair value of its common stock for those periods reported prior to the completion of the IPO. The Company utilized various valuation methodologies in accordance with the framework of the 2004 American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-

Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology included estimates and assumptions that require the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.
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
Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of March 31, 2017, the Company maintained approximately $2.3 million in Russian bank accounts, of which $2.2 million was held in U.S. dollars.
The Company has minimal credit risk as the majority of accounts receivable relates to amounts due under a government sponsored grant, collaboration with large pharmaceutical companies or grants from well‑known and supported non‑profit organizations. The Company did not have any off balance sheet arrangements as of March 31, 2017 and December 31, 2016.
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
To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company's loan payable was determined using Level 3 inputs.
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the three months ended March 31, 2017 or the year ended December 31, 2016.
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
Impairment of Long‑Lived Assets
The Company periodically evaluates its long‑lived assets for potential impairment. Impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. Impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than their carrying value. The Company did not recognize any impairment charges during the three months ended March 31, 2017 and March 31, 2016.
Debt Issuance Costs
Debt issuance costs and fees paid to lenders are recorded as a direct deduction from the face amount of the related debt. Debt issuance costs are accounted for as additional debt discount and are amortized over the term of the related debt using the interest method and recorded as interest expense. Costs and fees paid to third parties are expensed as incurred.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign exchange translation adjustment	Unrealized gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(4,482)	$(36)	$(4,518)
Other comprehensive gain (loss) during the period	123	15	138
Balance at March 31, 2017	$(4,359)	$(21)	$(4,380)
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
Collaboration Revenue
The Company enters into collaborative arrangements for the development and commercialization of product candidates utilizing Company’s Synthetic Vaccine Particles (SVP™) technology. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to our technology platforms, (ii) rights to future technological improvements, (iii) research and development activities to be performed on behalf of the collaborative partner or as part of the collaboration, (iv) the manufacture of pre-clinical or clinical materials for the collaborative partner, and (v) options to acquire licenses for additional therapeutic areas. Payments to the Company under these agreements may include nonrefundable license fees, option fees, exercise fees, payments for research and development activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales.
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

Options for future deliverables are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. When an option is considered substantive and there is no significant incremental discount, the option is not considered a deliverable in the arrangement and no consideration is allocated to it. Conversely, when an option is not considered substantive or it is considered substantive but is priced at an incremental discount, it would be considered a deliverable at the inception of the arrangement and a corresponding amount would be included in the initial consideration.

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
Stock‑Based Compensation
The Company accounts for all stock‑based compensation granted to employees and non‑employees using a fair value method. Stock‑based compensation awarded to employees is measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight‑line basis, net of estimated forfeitures. Stock‑based compensation awarded to non‑employees are subject to revaluation over their vesting terms. The Company reduces recorded stock‑based compensation for estimated forfeitures. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were adjusted. Stock‑based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.
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
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of March 31, 2017 and December 31, 2016, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company's financial position or results of operations upon adoption.
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
The Company initiated an assessment of the potential changes from adopting ASU 2014-09 and is in the process of evaluating whether the expected effect of these changes is material to its financial statements. The assessment includes identifying and analyzing the impact of the standard by reviewing the Company's current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to each revenue contract associated with all of the Company's revenue streams. As of March 31, 2017, the Company had one revenue contract that would require assessment under ASU 2014-09. The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective method. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions.
In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-9, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”), which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, the estimation of forfeitures, shares withheld for taxes and classification on the statement of cash flows. This guidance is effective for the Company on January 1, 2017 and early adoption was permitted. The Company adopted ASU 2016-09 during the first fiscal quarter ended on March 31, 2017. As part of the adoption of this guidance the Company will continue to use estimated forfeitures in its calculation of stock-based compensation expense.
The excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the statements of operations. The income tax related items had no effect on the current period presentation as the Company maintains a full valuation allowance against its deferred tax assets. In addition, excess tax benefits for share-based payments are presented as an operating activity in the statements of cash flows rather than financing activity. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted. As a result of the adoption, the net operating losses deferred tax assets will increase by $0.3 million and will be offset by a corresponding increase in the valuation allowance.
In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows - Classifications of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash ("ASU 2016-18"). This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period to total amounts shown on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. Upon implementation of ASU 2016-18 the Company will present $0.4 million in the Consolidated Statements of Cash Flows in the "Cash and cash equivalents at beginning of period". The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statements.

3. Available-for-Sale Marketable Securities
As of March 31, 2017 and December 31, 2016, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. government and corporate debt securities.
The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$—	$—	$—	$—
Corporate bonds	41,206	32	(53)	41,185
Total available-for-sale marketable securities	$41,206	$32	$(53)	$41,185

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$—	$—	$—	$—
Corporate bonds	24,821	17	(53)	24,785
Total available-for-sale marketable securities	$24,821	$17	$(53)	$24,785
All available-for-sale marketable securities are classified in the Company’s Condensed Balance Sheets as Short term deposits and investments.
The Company classifies its marketable debt securities based on their contractual maturity dates. As of March 31, 2017, the Company’s marketable debt securities mature at various dates through September 2017. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$41,185	$41,206	$24,785	$24,821
As of March 31, 2017 the Company held a total of 12 out of 30 positions that were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of March 31, 2017. The Company does not intend to sell these debt securities and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.
4. Net Loss Per Share
Because the Company has reported a net loss attributable to common stockholders for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Numerator:
Net (loss)	$(15,134)	$(7,476)
Less: accretion on preferred stock	—	(2,356)
Net loss attributable to common stockholders	$(15,134)	$(9,832)
Denominator:
Weighted‑average common shares outstanding—basic and diluted	18,474,227	2,175,037
Net loss per share attributable to common stockholders—basic and diluted	$(0.82)	$(4.52)
Potential common shares issuable upon conversion of warrants to purchase common stock and stock options that are excluded from the computation of diluted weighted average shares outstanding are as follows:

	March 31,
	2017	2016
	(unaudited)
Redeemable convertible preferred stock	—	9,890,580
Stock options to purchase common stock	2,025,664	1,736,682
Stock warrants to purchase common stock	97,302	650,618
Redeemable convertible preferred stock warrants	—	26,832
Total	2,122,966	12,304,712

5. Fair Value Measurements
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of March 31, 2017 and December 31, 2016, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	March 31, 2017
	(level 1)	(level 2)	(level 3)	Total
Money market funds, included in cash equivalents	$818	$—	$—	$818
Tri-party repurchase agreements, included in cash equivalents	$—	$—	$—	$—
Corporate bonds, included in investments	$41,185	$—	$—	$41,185

	December 31, 2016
	(level 1)	(level 2)	(level 3)	Total
Money market funds, included in cash equivalents	$183	$—	$—	$183
Tri-party repurchase agreements, included in cash equivalents	$—	$27,000	$—	$27,000
Corporate bonds, included in investments	$24,785	$—	$—	$24,785

At March 31, 2017, all cash and cash equivalent investments where held in money market funds. At December 31, 2016, all cash and cash equivalent investments where held in money market funds and tri-party repurchase agreements. The tri-party repurchase agreements are collateralized by government securities for an amount not less than 102% of their value. All tri-party repurchase agreements have maturities of three months or less at the time of investment.
The average maturity date for Corporate Bonds, included in investments at March 31, 2017 and December 31, 2016 was 246 days and 297 days, respectively. Fair value of Corporate Bonds approximates amortized value.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Laboratory equipment	$4,940	$4,713
Computer equipment and software	578	562
Leasehold improvements	222	222
Furniture and fixtures	239	226
Office equipment	64	64
Total property and equipment	6,043	5,787
Less accumulated depreciation	(3,989)	(3,740)
Property and equipment, net	$2,054	$2,047

Depreciation expense was $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Payroll and employee related expenses	$912	$1,551
Legal	88	196
Current portion of deferred rent and lease incentive	48	29
Accrued patent fees	432	415
Accrued external research and development costs	3,124	794
Accrued audit fees	195	224
Accrued grant refund	152	152
Accrued interest	76	81
Other	494	479
Accrued expenses	$5,521	$3,921
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
Deferred rent and lease incentive liability totaled $0.3 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively. Included in that amount, the current portion of deferred rent and lease incentive liability is classified as accrued expenses and was less than $0.1 million at March 31, 2017 and December 31, 2016, respectively.
The Company has a month‑to‑month facility agreement for its Moscow, Russia facility. Rent expense is recognized as incurred.
Rent expense, net of sublease payments, for the three months ended March 31, 2017 and 2016 was $0.5 million and $0.4 million, respectively.
As of December 31, 2016, the future minimum lease payments under the lease agreement, as amended by the lease amendments are as follows (in thousands):

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

9. Debt
Term Loans
On August 9, 2013, the Company entered into a loan and security agreement with two lenders to borrow up to $7.5 million. The Company initially borrowed $3.0 million in August 2013 and subsequently borrowed an additional $4.5 million in July 2014. The amounts borrowed are collectively referred to as “Term Loans.” In December 2015, the Company refinanced its existing debt facility that was originally entered into on August 9, 2013, as amended with Oxford Finance LLC (“Oxford”) and Square 1 Bank (“Square 1”), to increase the amount of the borrowing to $12.0 million and to extend the repayment term. The lenders for the refinanced debt facility are Oxford and Pacific Western Bank (“Pacific Western”). Pacific Western had acquired Square 1 since the time of the original loan. Such a change in lender does not constitute third party financing on its own, and does not require extinguishment accounting. As a result of the refinancing, the stated interest rate was also adjusted to reflect the current market borrowing rate. As of March 31, 2017 and December 31, 2016, the outstanding principal balance under the Term Loans was $11.3 million and $12.0 million, respectively.
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

The Term Loans do not include any financial covenants. The Term Loans require a final payment fee of 6.0% on the aggregate principal amounts borrowed upon repayment at maturity, on a prepayment date, or upon default. The final payment fee totaling $0.7 million is recorded as a loan discount. In addition, the Term Loans contain a subjective acceleration clause whereby in an event of default, an immediate acceleration of repayment occurs if there is a material impairment of the lenders’ lien or the value of the collateral, a material adverse change in the business condition or operations, or a material uncertainty exists that any portion of the loan may not be repaid. To date, there have been no such events and the lender has not exercised its right under this clause. As a result, the Company concluded that a material adverse change has not occurred and is unlikely to occur, therefore, no liability has been recorded in connection with the clause. Under the Term Loans, the Company is not required to maintain a minimum cash balance.
In connection with the Term Loans, the Company granted the lenders warrants in August 2013 to purchase up to 26,668 shares of the Company’s Series D Preferred and additional warrants in July 2014 to purchase up to 40,000 shares of the Company’s Series D Preferred. As of the IPO, the warrants to purchase up to 66,668 shares of the Company’s Series D Preferred were converted to warrants to purchase 17,888 shares of the Company’s common stock at an exercise price of $16.77 per share. These warrants are classified as permanent equity in the accompanying consolidated balance sheets and will expire ten years from the date of issuance.
Additionally, with the refinancing of the Term Loans at December 31, 2015, the Company granted the lenders 37,978 shares of the Company’s Series E Preferred which also was converted at the IPO to warrants to purchase 15,094 shares of Company’s common stock at an exercise price of $11.32 per share.  These warrants are classified as permanent equity in the accompanying consolidated balance sheets and will expire ten years from the date of issuance.
The initial grant date fair value of the warrants of $0.1 million and $0.1 million for each issuance respectively, was recorded as a loan discount.
Term Loan discounts are amortized as additional interest expense over the term of the loans. During the three months ended March 31, 2017 and 2016, the Company recognized $0.3 million and $0.3 million, respectively, of interest expense related to the Term Loan.
In December 2016, a total of 16,493 warrants to purchase common stock were exercised under a cashless exercise, resulting in a net issuance of 4,697 shares of common stock. The warrant exercise prices had been established at the time that the warrants were converted.
Future minimum payments on the Term Loans as of March 31, 2017 are as follows (in thousands):

Year ended December 31,
Remaining for 2017	$4,432
2018	5,319
2019	3,379
Total minimum debt payments	13,130
Less: Amount representing interest	(1,136)
Less: Debt discount and deferred charges	(608)
Less: Current portion of loans payable	(4,519)
Loans payable, net of current portion	$6,867
Convertible Notes
In April 2015, the Company issued convertible notes as a bridge loan to be automatically converted into the Company’s capital stock upon the consummation of a private placement of the Company’s Preferred Stock. The convertible notes bore interest at 8% per annum, compounding monthly. In the event the Company was unable to consummate the private placement by July 15, 2015, the Company would be required to issue warrants to purchase shares of the Company’s common stock equal to 20% of the convertible note principal divided by $17.55. On July 24, 2015, the Company issued warrants to the convertible note holders to purchase up to 80,813 shares of the Company’s common stock at an exercise price of $17.55 per share for a term of three years. The carrying value and accrued interest of the outstanding convertible notes were automatically converted into 1,619,550 shares of Series E Preferred. As part of the Series E Preferred issuance, the convertible note holders also received warrants to purchase up to 103,817 shares of the Company’s common stock (Note 10). The difference between the carrying value and accrued interest of the convertible notes that were converted and the combined fair value of the Series E Preferred shares and common stock warrants issued were negligible. There was no interest expense related to the convertible notes for the three months ended March 31, 2017 and 2016.
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
11. Common Stock
As of March 31, 2017, the Company has 200,000,000 shares of Common Stock authorized for issuance, $0.0001 par value per share, with 18,552,385 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the Preferred Stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company. Common stock voting rights on certain matters are subject to the powers, preferences, and rights of the Senior Preferred.
Dividends

The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. The Company may not declare or pay any cash dividends to the common stockholders unless dividends are first declared and paid to the holders of Preferred Stock in accordance with their respective terms. Through March 31, 2017, no dividends have been declared or paid on common stock.
Liquidation
After holders of Preferred Stock are satisfied of their liquidation preferences upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the common stockholders are then entitled to receive that portion of the remaining funds to be distributed to all holders of the Company’s stock on an as‑converted basis.
Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Periods ending
	March 31, 2017	December 31, 2016
	(unaudited)
Exercise of common warrants	97,302	97,302
Shares available for future stock incentive awards	1,858,944	939,317
Exercise of outstanding common stock options	2,025,664	2,128,346
Total	3,981,910	3,164,965

12. Stock Incentive Plans
Stock Options
The Company maintained the 2008 Stock Incentive Plan (the “2008 Plan”) for employees, consultants, advisors, and directors. The 2008 Plan provided for the granting of incentive and non‑qualified stock option and restricted stock awards as determined by the Board. As of March 31, 2017, a total of 2,213,412 shares of common stock were authorized for grants under the 2008 Plan with 18,947 shares available for future grants. All unvested stock options granted under the 2008 Plan may be exercised into restricted stock subject to forfeiture provisions upon termination.
The 2008 Plan provided that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the grant date for participants who own 10% or less of the total combined voting power of the Company, and not less than 110% for participants who own more than 10% of the Company’s voting power. Options and restricted stock granted under the 2008 Plan vest over periods as determined by the Board, which are generally four years and, for options, with terms that generally expire ten years from the grant date. The fair value of each option award was estimated on the grant date using Black‑Scholes. Expected volatilities were based on historical volatilities from guideline companies, since there was no active market for the Company’s common stock. The Company used the “simplified” method to estimate the expected life of options granted and are expected to be outstanding. The risk‑free interest rate used is the rate for a U.S. Treasury zero coupon issue with a remaining life consistent with the options expected life on the grant date. The Company has not paid, and does not expect to pay, any cash dividends in the foreseeable future. Forfeitures were estimated at the time of grant and were adjusted, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The Company had estimated a forfeitures rate of 10% based on historical attrition trends. The Company records stock‑based compensation expense only on the awards that are expected to vest.
As of the effective date of our Registration Statement on Form S-1 relating to the initial public offering of our common stock on June 21, 2016, the Company ceased granting awards under the 2008 Plan; however, awards issued under the 2008 Plan remain subject to the terms of the 2008 Plan and the applicable 2008 Plan agreement.

On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016.  The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash based awards as determined by the Board. As of March 31, 2017, a total of 1,947,779 shares of common stock are authorized for grants under the 2016 Plan with 1,482,541 shares available for future grant.

The 2016 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the grant date for participants who own 10% or less of the total combined voting power of the Company, and not less than 110% for participants who own more than 10% of the Company’s voting power. Options and restricted stock granted under the 2016 Plan vest over periods as determined by the Board, which are generally four years and, for options, with terms that generally expire ten years from the grant date.
The weighted average assumptions used for employee stock option grants issued for the three month period ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.07%	1.54%
Expected dividend yield	—	—
Expected life	5.92	6.03
Expected volatility	84.41%	75.26%
Weighted-average fair value of common stock	$10.89	$7.02

The resulting weighted average grant date fair value of stock options granted to employees during the three months ended March 31, 2017 and 2016 was $7.77 and $4.64, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $0.6 million and less than $0.1 million, respectively.
As of March 31, 2017 and 2016, total unrecognized compensation expense related to unvested employee stock options was $5.2 million and $2.4 million, respectively, which is expected to be recognized over a weighted average period of 2.8 years and 3 years, respectively.
During the three months ended March 31, 2017, there were no options granted to non-employees. The weighted average assumptions used for unvested non‑employee stock options that were granted during the three months ended March 31, 2016 are as follows:

Three Months Ended March 31,
2016
Risk‑free interest rate	1.89%
Expected dividend yield	—
Expected life (in years)	9.94
Expected volatility	82.48%

The unvested options held by non‑employees are revalued using the Company’s estimate of fair value on each vesting and reporting date through the remaining vesting period. Non‑employee stock‑based compensation expense of $0.1 million and less than $0.1 million was recorded during the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017 and 2016, total unrecognized compensation expense related to unvested non‑employee stock options was $0.9 million and $0.5 million, respectively.

The following table summarizes the activity under the 2008 Plan and the 2016 Plan during the three months ended March 31, 2017:

			Weighted‑average
		Weighted‑average	remaining	Aggregate
	Number of	exercise	contractual term	intrinsic value
	options	price	(in years)	(in thousands)
Employee
Outstanding at December 31, 2016	1,720,741	$7.73	7.43	$16,425
Granted	16,125	$10.89
Exercised	(53,664)	$3.65
Forfeited	(5,143)	$6.77
Outstanding at March 31, 2017	1,678,059	$7.89	7.28	$6,693
Vested at March 31, 2017	843,379	$4.35	5.68	$5,512
Vested and expected to vest at March 31, 2017	1,576,207	$7.65	7.17	$6,553
Non‑Employee
Outstanding at December 31, 2016	407,605	$4.42	5.79	$5,224
Granted	—	$—
Exercised	(60,000)	$4.20
Forfeited	—	$—
Outstanding at March 31, 2017	347,605	$4.46	5.54	$2,286
Vested at March 31, 2017	275,074	$3.50	4.69	$2,072
Vested and expected to vest at March 31, 2017	343,951	$4.44	5.53	$2,286
Employee Stock Purchase Plan
On June 7, 2016, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the “ESPP”), which became effective June 21, 2016. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company's common stock through accumulated payroll deductions.
Under the ESPP, the Company has set two six-month offering periods during each calendar year, one beginning March 1st and the other beginning September 1st of each calendar year, during which employees may elect to have up to 25% of their eligible compensation deducted on each payday on an after-tax basis for use in purchasing the Company's common stock on the last trading day of each offering period, subject to limits imposed by the Internal Revenue Code. The purchase price of the shares may not be less than 85% of the fair market value on the first or last trading day of the offering period, whichever is lower. A total of 357,456 shares of common stock are authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors.
The fair value of the purchase rights granted under the ESPP for the offering period beginning March 1, 2017 was estimated by applying Black-Scholes using the following assumptions:

Three Months Ended March 31, 2017
Risk-free interest rate	0.91%
Expected dividend yield	—
Expected life	0.5
Expected volatility	68.9%
For the three months ended March 31, 2017, the Company recorded less than $0.1 million of stock-based compensation expense and issued no shares of common stock to employees under the ESPP. There was no stock-based compensation expense related to the ESPP recorded for the three months ended March 31, 2016.

Restricted Stock
During the year ended December 31, 2013, the Company issued 30,317 shares of restricted common stock to employees upon the early exercise of stock options. During the year ended December 31, 2014, the Company issued 2,564 shares of restricted common stock to employees. Under the terms of each agreement, the Company has the right to repurchase any unvested shares when/if the shareholders terminate their employment relationship with the Company, at a price equal to the original exercise price. Accordingly, the Company recorded the cumulative payments received of $0.1 million for the purchase of the restricted shares as a liability. The Company records payment received from the granting of restricted stock as a liability which is amortized over the vesting period. The liability became fully amortized as of December 31, 2016.
As of March 31, 2017, there was no unrecognized compensation cost related to unvested restricted stock.
The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$335	$167
General and administrative	358	115
Total	$693	$282

13. Revenue Arrangements
Spark license agreement
In December 2016, the Company entered into a License and Option Agreement (“Spark License Agreement”) with Spark Therapeutics, Inc. (“Spark”) pursuant to which the Company and Spark agreed to collaborate on the development of gene therapies for certain targets utilizing the SVP™ technology. The Spark License Agreement provides Spark with certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property, allowing Spark to develop and commercialize gene therapies for an initial identified target.
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

In connection with the execution of the Spark License Agreement and Purchase Agreement, the Company made contractual payments defined in the MIT license agreement (Note 15) totaling $1.5 million for the MIT sub-license provided to Spark, and $0.2 million relative to the calculated premium paid by Spark for the initial equity investment made under the Purchase Agreement. No additional payments were required to be made during the three months ended March 31, 2017.

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

Revenues totaling less than $0.1 million were recognized related to the Spark License Agreement during the three months ended March 31, 2017. There were no revenues recognized for the three months ended March 31, 2016.

The Company determined that each potential future clinical and regulatory milestone was non-substantive, therefore, any consideration received will be allocated to the License and Supply Deliverable and Option Deliverable using the relative selling price.

Sales-based milestones and royalty payments are expected to be recognized when earned.

As of March 31, 2017, there was $12.2 million of deferred revenue related to this agreement. A total of $1.9 million was recorded as a current liability and $10.3 million was classified as a long term liability in the accompanying consolidated balance sheet.

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
The Company identified the deliverables under the arrangement as the license, the research necessary to identify the development candidate, and participation of the Joint Research Committee ("JRC"). The Company determined that the exclusive license granted to Sanofi did not have standalone value from the research to be performed to identify the vaccine development candidate. As a result, each upfront and milestone consideration was allocated to the combined unit of account comprising the license and research services, and is being recognized over the estimated development period using a proportional performance method. The consideration allocated to participation on the JRC was not material. The Company recognized no revenue and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
Termination of the Sanofi Collaboration Agreement
On November 9, 2016, the Company received written notice from Sanofi that Sanofi had elected to terminate in its entirety the Sanofi Agreement. The termination of the Sanofi Agreement was effective on May 8, 2017, or the Termination Date, which was six months from the date of the notice.

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
All rights granted to Sanofi terminated and reverted to the Company effective on the Termination Date, and Sanofi is required to grant to the Company a royalty bearing, exclusive license, with the right to grant sublicenses, under certain Sanofi intellectual property solely to the extent necessary to research, develop, make, have made, use, offer for sale, import, export and otherwise commercialize the vaccine candidates developed under the Sanofi Agreement. The exclusivity obligations discussed above also expired on the Termination Date.
The Company has exercised its right to acquire the development programs under the Sanofi Agreement. The Company is solely responsible for performing and funding any development and clinical trial activities relating to further development of vaccine candidates that it chooses to undertake after the Termination Date.
Other Research and Collaboration Agreements
The Company has entered into other research and collaboration agreements in 2017 and 2016 for which the Company recognized no revenue and less than $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
Grant Agreements
The Company receives funding in the form of grants from the National Institutes of Health (“NIH”), the Juvenile Diabetes Research Foundation (“JDRF”), the Bill and Melinda Gates Foundation, the Russian Ministry of Industry and Trade (“Minpromtorg”), and the Russia based Development Fund of New Technologies Development and Commercialization Center (“Skolkovo”).
NIH
The Company has two grants through the NIH. The first grant, for an aggregate amount of $8.1 million, was awarded in May 2014 to support research in the development of a next generation vaccine for smoking cessation and relapse prevention. The Company recognized no revenue for the three months ended March 31, 2017 and $1.8 million for the three months ended March 31, 2016.
The second grant is for an aggregate amount of $0.2 million, which was awarded in September 2015 for the development of nanoparticles for immune tolerance to factor VIII. The Company recognized revenue of less than $0.1 million for the three months ended March 31, 2017 and 2016, related to this grant.
JDRF
The Company had two contracts in effect with JDRF during 2014 and only one of those contracts was in effect during 2015 and 2016. The first contract was a continuation and completion of the 2011 grant for $0.8 million. The Company recognized the remaining $0.2 million of revenue during the year ended December 31, 2014 under this contract.
The second JDRF grant is a joint grant with Sanofi entered into in September 2014 for $0.4 million to conduct Type 1 Diabetes research. The Company recognized revenue of less than $0.1 million for the three months ended March 31, 2017 and 2016, respectively, related to this grant.
Bill and Melinda Gates Foundation
The Company received a grant in 2013 from the Bill and Melinda Gates Foundation for $1.2 million to fund the Company’s immunology research on malaria antigens. During 2014, the grant amount was increased to a total of $1.6 million and the term was extended to a three-year research term. Revenue is recognized on a proportional performance basis as it relates to employee time expended on the research, along with reimbursement for external costs directly related to, and approved, by the grant terms.  For the three months ended March 31, 2017 and 2016, the Company recognized revenue of less than $0.1 million and $0.1 million, respectively.
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
In February 2015, the Company received an executed final settlement agreement from Minpromtorg that included the repayment of funds previously received by the Company totaling $0.2 million, and a penalty fee that equaled to 10% of the contract value, or $0.2 million. The Company paid the settlement payment in March 2015 and all mutual claims under the contract were terminated. According to the terms of the agreement, Minpromtorg has the right to audit the expenditure incurred under the agreement for a period up to three years from each research milestone date. All grant funding received in excess of the penalty settlement will remain as a liability on the balance sheet until such time the audit period has expired and at which time, the amount will be recognized as revenue. Through March 31, 2017, the Company received payments totaling approximately $1.4 million.
The first audit period expired on December 31, 2015, and as a result $0.4 million of revenue was recognized for the year ended December 31, 2015.  The second and third audit periods expired during the twelve months ended December 31, 2016, and as a result $0.5 million of revenue was recognized for the year ended December 31, 2016. As of December 31, 2016, the deferred revenue associated with Minpromtorg contract has been fully recognized. There was no revenue recognized during the three months ended March 31, 2017 and 2016.
Skolkovo
On November 28, 2014, the Company executed a grant awarded by Skolkovo for the development of a therapeutic vaccine using nanoparticles to treat chronic infection caused by HPV and diseases associated with this infection. The grant covers a period from August 1, 2014 through July 21, 2017. The grant provides for up to $2.7 million that covers 48.5% of the estimated total cost of the research plan with the remaining 51.5% of estimated costs to be contributed by the Company. The Company has received from Skolkovo $1.8 million through the three months ended March 31, 2017.
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
The Company incurred expenses for consulting services provided by its founders totaling less than $0.1 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively.
15. Technology License Agreements
MIT
On November 25, 2008, the Company entered into an Exclusive Patent License agreement with the Massachusetts Institute of Technology (“MIT”), which is referred to as the Exclusive Patent License. The Company received an exclusive royalty‑bearing license to utilize patents held by MIT in exchange for upfront consideration and annual license maintenance fees. Such fees are expensed as incurred and have not been material to any period presented. In the event the Company sublicenses the MIT patents to a third party, it will be required to remit to MIT a percentage (ranging from 10% to 30%) of sublicense income. In addition, the Company is obligated to pay MIT a certain amount upon the achievement of defined clinical milestones, up to a total of $1.5 million. On December 18, 2008, the Company entered into a patent‑cross‑license agreement with BIND Therapeutics, Inc. whereby each party receives a license for the use of the other patents in their respective fields of use. In exchange for this license, the Company paid a one‑time expense in 2008.
As of March 31, 2017, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $1.5 million for the sublicense granted to Spark, and $0.2 million relative to the calculated premium paid by Spark for the initial equity investment made under the Purchase Agreement.

Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement with Shenyang Sunshine Pharmaceutical Co., Ltd. (“3SBio”), which is referred to as the 3SBio License. Pursuant to the 3SBio License, the Company was granted an exclusive license to certain pegsiticase‑related patents and related “know‑how” owned or in‑licensed by 3SBio for the worldwide (except for Greater China and Japan) development and commercialization of products based thereupon for human therapeutic, diagnostic and prophylactic use. The Company was also granted a worldwide (except for Greater China) exclusive license to develop, commercialize and manufacture or have manufactured products combining the Company’s proprietary SVP technology with pegsiticase or related compounds supplied by 3SBio (or otherwise supplied if the Company’s rights to manufacture are in effect) for human therapeutic, diagnostic and prophylactic use. The Company was also granted a co‑exclusive license to manufacture and have manufactured pegsiticase and related compounds for preclinical and clinical use or, if the 3SBio License is terminated for 3SBio’s material breach, for any use under the 3SBio License. Otherwise, the Company is obligated to obtain all of its supply of such compounds for Phase 3 clinical trials and commercial use from 3SBio under the terms of supply agreements to be negotiated.
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
Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc.
In May 2016, the Company entered into a license agreement with the Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc. (collectively, “MEE”), which is referred to as the MEE License. Under the MEE License, the Company was granted an exclusive commercial worldwide license, with the right to grant sublicenses through multiple tiers, to make, have made, use, offer to sell, sell and import certain products and to practice certain processes, the sale, use or practice of which are covered by patents and proprietary know‑how owned or controlled by MEE, for use of Anc80 gene therapy vectors for gene augmentation therapies expressing certain target sequences.
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
As of March 31, 2017, the Company has paid a total of $0.1 million in license fees due under the agreement.

16. Income Taxes
The Company did not provide for any income taxes in any of the three months ended March 31, 2017 or 2016.

In 2014, the Company's Russian subsidiary was granted a 10 year tax holiday in Russia. The Company's foreign operations continue to benefit from the tax holiday, which is set to expire December 31, 2023.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at March 31, 2017 and December 31, 2016.

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
Contributions by the Company totaling $0.1 million and $0.1 million for the years ended March 31, 2017 and 2016, respectively, have been recorded in the consolidated statements of operations and comprehensive loss.
18. Subsequent Events
On April 27, 2017, the Company entered into a Patent License Agreement (the “License Agreement”) with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, an Institute or Center of the National Institutes of Health. Under the terms of the License Agreement, the NIH granted to the Company an exclusive worldwide license under specified patent rights and a non-exclusive worldwide license under specified other patent rights in the field of use of anti-mesothelin targeted immunotoxins for the treatment of mesothelin-expressing cancers. The Company has the right to grant sublicenses under the licenses granted by the NIH with NIH’s prior consent, not to be unreasonably withheld. The license grant is subject to typical statutory requirements and reserved rights as required under federal law and NIH requirements. In addition, if the NIH determines that the public health and safety so require, the NIH may require the Company to grant sublicenses to responsible applicants, on reasonable terms, in any licensed field under the licensed patent rights, unless the Company can reasonably demonstrate that the granting of the sublicense would not materially increase the availability to the public of the subject matter of the licensed patent rights.

In consideration for the rights granted under the License Agreement, the Company agreed to pay an upfront payment of $50,000, earned royalties equal to a percentage, in the low single digits, of net sales (subject to certain annual minimum royalty payments), payments of up to an aggregate of $9.3 million upon achievement of specified benchmarks, and a percentage, ranging from the mid single digits to mid teens, of revenues from sublicensing arrangements. The Company is obligated to use commercially reasonable efforts to exploit, and make publicly available, the inventions described in the licensed patent rights. The Company may not transfer or assign the License Agreement to a third party without the NIH’s consent, and if the NIH consents to any assignment, the Company is obligated to pay the NIH a percentage in the low single digits of the consideration received by the Company for such assignment.

The term of the License Agreement will extend to the date of expiry of the last-to-expire patent in the licensed patent rights, unless either party terminates the License Agreement earlier. The NIH may terminate the License Agreement if the Company is in default of the performance of any material obligations under the License Agreement, including certain specified benchmark and other obligations, if the default has not been remedied within ninety days after the date of notice in writing of the default. In addition, the NIH may terminate the License Agreement or modify, at its option, the License Agreement, if the NIH determines that such termination or modification is necessary to meet the requirements for public use specified by federal regulations issued after the date of the License Agreement and these requirements are not reasonably satisfied by the Company. The Company may terminate the License Agreement or any licenses in any country or territory by giving the NIH sixty days written notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

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
Since inception, we have incurred significant operating losses. We incurred net losses of $15.1 million and $7.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $166.7 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
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
We expect that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into the middle of 2018. For additional information, see “-Liquidity and Capital Resources.”
FINANCIAL OPERATIONS OVERVIEW
Grant and collaboration revenue
To date, we have not generated any product sales. Our revenue consists of grant and collaboration revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. In addition, we earn revenue under the terms of government contracts or grants, which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. As a result of the termination of the license and research collaboration agreement that we entered into with Sanofi in November 2012, or the Sanofi Agreement, which termination was effective on May 8, 2017, we will not receive any further collaboration payments related to the Sanofi Agreement. For a further description of the agreements underlying our collaboration and grant‑based revenue, see Notes 2 and 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our research and development expenses consist of external research and development costs, which we track on a program‑by‑program basis and primarily include contract manufacturing organization, or CMO, and contract research organization, or CRO, related costs, and internal research and development costs, which are primarily compensation expenses for our research and development employees, lab supplies, analytical testing, allocated overhead costs and other related expenses. As we expand the clinical development of SEL‑212, we expect our research and development expenses to increase. In addition, as a result of the termination of the Sanofi Agreement, which was effective on May 8, 2017, we exercised our right to acquire the development programs under the Sanofi Agreement. The exercise itself did not require the payment of any consideration to Sanofi. We are solely responsible for performing and funding any development and clinical trial activities relating to further development of vaccine candidates that we choose to undertake after the termination date of the Sanofi Agreement. We have incurred a total of $116.2 million in research and development expenses from inception through March 31, 2017, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016
External research and development expenses:
SEL-212	$4,988	$2,182
Discovery and preclinical stage product programs, collectively	817	1,081
Internal research and development expenses	5,239	3,385
Total research and development expenses	$11,044	$6,648

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
Other expense
Other expense for the three months ended March 31, 2017 and 2016 was de minimis.
Foreign currency
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. At March 31, 2017 and December 31, 2016, we maintained cash of $2.3 million and $2.5 million, respectively, in Russian banks, of which $2.2 million and $1.6 million was denominated in U.S. dollars for the periods ended March 31, 2017 and December 31, 2016, respectively. The amounts denominated in U.S. dollars and used in transacting the day to day operations are subject to transaction gains and losses, which are reported as incurred.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue
The following is a comparison of revenue for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2017	2016	(decrease)
	(unaudited)
Grant revenue	$122	$1,926	$(1,804)	(94)%
Collaboration revenue	15	162	(147)	(91)%
Total revenue	$137	$2,088	$(1,951)	(93)%
During the three months ended March 31, 2017, total revenue decreased by $2.0 million, or 93%, as compared to the three months ended March 31, 2016. The decrease was primarily the result of reduced revenue from the company's NIDA grant, resulting in a $1.8 million reduction year over year. A decrease in collaboration revenues was the result of the termination of the Sanofi collaboration in November 2016 resulting in a decrease of $0.1 million, as well as a decrease of less than $0.1 million in reduced revenues resulting from the wind down of other collaborations.

Research and development
The following is a comparison of research and development expenses for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2017	2016	(decrease)
	(unaudited)
Research and development	$11,044	$6,648	$4,396	66%

During the three months ended March 31, 2017, our research and development expenses increased by $4.4 million, or 66%, as compared to the comparable period in 2016, reflecting (i) $2.8 million of external costs as the Company transitioned further into Phase 2 trials for SEL-212, (ii) $0.6 million for lab supplies and external costs associated with the manufacture of SEL-110 and other pipeline projects, (iii) $0.5 million of compensation costs related to headcount growth to support the clinical trial programs and pipeline advancements, (iv) $0.3 million for additional research and development allocations related to facilities and office costs and (v) $0.2 million of stock compensation expense.

General and administrative
The following is a comparison of general and administrative expenses for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2017	2016	(decrease)
	(unaudited)
General and administrative	$3,875	$2,381	$1,494	63%

For the three months ended March 31, 2017, our general and administrative expenses increased $1.5 million, or 63%, as compared to the 2016 period, primarily due to (i) $0.6 million related to growth in headcount to support public company filings and control processes, (ii) $0.2 million increase in consulting fees for market research and investor relations, (iii) $0.2 million increase in accounting fees associated with implementing quarterly reviews and filings of our financial statements, (iv) $0.2 million of stock compensation costs, (v) $0.2 million in patent costs driven by the continued increase in the Company's patent inventory and (vii) $0.1 million of other expenses.
Investment income
Investment income increased by $0.1 million during the three months ended March 31, 2017 as compared to the comparable period in 2016. This increase was due to an increase of $34.3 million of investments held by the Company as of March 31, 2017 compared to the holdings as of March 31, 2016.
Foreign currency gain (loss)
We recognized a foreign currency gain of $0.2 million and $0.2 million during the three months ended March 31, 2017 and 2016 respectively, reflecting the fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.3 million for each of the three months ended March 31, 2017 and 2016, respectively, representing interest expense and amortization of the carrying costs of our credit facility.
Other income (expense)
Other income (expense) was de minimis for the three months ended March 31, 2017 and 2016.

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
From our inception through March 31, 2017, we had raised an aggregate of $236.5 million to fund our operations, of which $118.5 million was from the sale of preferred stock, $9.9 million was from government grants and $14.3 million was from borrowings under our credit facility, $29.3 million was through our collaborations and license agreements, and $64.5 million in combined net proceeds from our initial public offering in June 2016, and the underwriters' exercise in part of their option to purchase additional shares of our common stock in July 2016.
As of March 31, 2017, our cash equivalents and short term investments were $68.5 million, of which $2.3 million was held by our Russian subsidiary designated solely for use in its operations including $0.1 million of restricted cash. Our Russian subsidiary cash is consolidated for financial reporting purposes.
In addition to our existing cash equivalents and short term investments, we receive research and development funding pursuant to our research grants and collaboration agreements. In November 2016, we received written notice from Sanofi that Sanofi had elected to terminate in its entirety the Sanofi Agreement. The termination of the Sanofi Agreement was effective on May 8, 2017. Currently, funding from research grants and payments under our remaining collaboration agreements represent our only source of committed external funds.
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
Plan of operations and future funding requirements
As of the date of this Quarterly Report on Form 10-Q, we have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, and general overhead costs. Moreover, as a result of the termination of the Sanofi Agreement, which was effective on May 8, 2017, we exercised our right to acquire the development programs under the Sanofi Agreement. This exercise itself did not require the payment of any consideration to Sanofi. We are solely responsible for performing and funding any development and clinical trial activities relating to further development of vaccine candidates that we choose to undertake after the termination date of the agreement. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect that we will need substantial additional funding in connection with our continuing operations.
Based on the current operating plan, we expect that our cash, cash equivalents, short-term investments and restricted cash as of March 31, 2017, will fund our operating expenses and capital expenditure requirements into the middle of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:
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

Cash flows
Comparison of the Three Months Ended March 31, 2017 and 2016
The following is a summary of cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning of the period	$58,656	$32,337
Net cash used in operating activities	(15,319)	(10,166)
Net cash used in investing activities	(16,532)	(3,555)
Net cash used in financing activities	(292)	(1,677)
Effect of exchange rate changes on cash	124	112
End of the period	$26,637	$17,051
Net cash used in operating activities
Net cash used in operating activities was $15.3 million for the three months ended March 31, 2017 as compared to $10.2 million for the three months ended March 31, 2016. The increase in net cash used in operating activities of $5.1 million reflects a $7.7 million increase in recorded net loss associated with the increased research and development expenses as we advanced from Phase 1 to Phase 2 trials coupled with (i) $0.3 million in recorded deferred revenues and (ii) a decrease in recorded accounts payable and other liabilities of $0.2 million offset by (i) $1.7 million of restricted cash and other deposits (ii) additional (non-cash) stock-based compensation expense of $0.4 million and (iii) $1.0 million in reduced accounts receivable.
Net cash used in investing activities
Net cash used in investing activities was $16.5 million for the three months ended March 31, 2017, as compared to $3.6 million for the three months ended March 31, 2016. The net change in cash of $13.0 million used in investing activities for the three months ended March 31, 2017 resulted from the purchase of $13.1 million in short term investments offset by a $0.1 million decrease in purchased equipment.
Net cash used in financing activities
Net cash used in financing activities was $0.3 million for the three months ended March 31, 2017 as compared to $1.7 million for the three months ended March 31, 2016. The decrease of $1.4 million used in financing activities is the result of a $1.7 million decrease in cash used in connection with our IPO related activities in 2016 combined with an increase in net cash received of $0.4 million from the exercise of employee stock options offset by the $0.7 million of loan principle payments made during the three months ended March 31, 2017.
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
Contractual obligations and contingent liabilities
The disclosure of our contractual obligations and commitments was included in our 2016 Annual Report on Form 10-K. There have been no material changes from the contractual commitments and obligations previously disclosed in our 2016 Annual Report on Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2017, there were no material changes to our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2017 and December 31, 2016, we had cash equivalents and short term investments of $68.5 million and $84.1 million, respectively, consisting of non‑interest and interest‑bearing money market accounts, repurchase agreements, short-term investments of treasuries and government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. At March 31, 2017, we held $2.3 million of total cash in Russian banks to support our Russian subsidiary, which includes $2.2 million of cash and cash equivalents and $0.1 million of restricted cash, of which $2.2 million of cash and cash equivalents were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
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
Since inception, we have incurred significant operating losses in every year. Our net loss was $15.1 million for the three months ended March 31, 2017 and $36.2 million and $25.2 million for the years ended December 31, 2016 and 2015, respectively. As of March 31, 2017, we had an accumulated deficit of $166.7 million. To date, we have financed our operations primarily through issuances of preferred stock, debt, research grants and a research collaboration. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. In November 2016 we received written notice from Sanofi that Sanofi had elected to terminate in its entirety our license and research collaboration agreement with Sanofi, or the Sanofi Agreement. As a result of the termination of the Sanofi Agreement, which was effective on May 8, 2017, we will not receive any future payments related to the Sanofi Agreement. We have devoted substantially all of our financial resources and efforts to developing our SVP technology, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of our product candidates, and we have not completed development of any SVP therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
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
We believe that our existing cash, cash equivalents and investments, and funding that we expect to receive under our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements into the middle of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Revenues from research and development activities in collaboration with Sanofi represented a significant portion of our revenues and the loss of these revenues may adversely affect our business and our liquidity.
Revenues from research and development activities under the Sanofi Agreement were a significant source of revenues in 2016. In November 2016 we received written notice from Sanofi that Sanofi had elected to terminate in its entirety the Sanofi Agreement. The termination of the Sanofi Agreement was effective on May 8, 2017, which was six months from the date of the notice. The loss of revenue derived from research and development activities under the Sanofi Agreement may adversely affect our business and our liquidity. In addition, Sanofi's termination of this agreement could adversely affect our reputation.
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
We have a $12.0 million credit facility with Oxford Finance LLC, or Oxford, and Pacific Western Bank, as successor in interest to Square 1 Bank, that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of March 31, 2017, the outstanding principal balance under the credit facility was $11.3 million. The credit facility contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and notifications, maintain proper books of record and account, timely file and pay tax returns, maintain inventory and insurance coverage, maintain unrestricted cash in a control account equal to or greater than the lesser of 105% of all outstanding amounts under the credit facility and 100% of the cash and cash equivalents of our company and our wholly‑owned subsidiary, Selecta Biosciences Security Corporation, and protect material intellectual property. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, changing businesses, dissolving, liquidating, engaging in mergers or acquisitions, adding new offices or locations, making certain organizational changes, incurring additional indebtedness, encumbering collateral, paying cash dividends or making other distributions, making investments, selling assets, undergoing a change in control, engaging in certain non‑ordinary course material transactions with affiliates, and making certain payments or transfers to our subsidiary Selecta (RUS) LLC, or Selecta RUS, in each case subject to certain exceptions. If we default under the credit facility, Oxford, as collateral agent for the lenders, may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
In addition, the charter of our subsidiary, Selecta RUS, prohibits distributions to us in violation of Russian law or if, as a result of such distribution, Selecta RUS would be insolvent or its net assets would be less than its charter capital and statutory reserves. Selecta RUS held $2.3 million of total cash in Russian banks as of March 31, 2017, including $2.2 million of cash and cash equivalents and $0.1 million of restricted cash.
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

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under such collaborations. For example, in November 2016, we received written notice from Sanofi that Sanofi had elected to terminate in its entirety the Sanofi Agreement, which was effective on May 8, 2017, and as a result we will not receive any future payments related in the Sanofi Agreement. If we do not receive the funding we expect under these agreements, our continued development of our SVP technology and product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our therapeutic program collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.
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

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since taking office, President Trump has continued to support the repeal of all or portions of the ACA. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. There is still uncertainty with respect to the impact the current presidential administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
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
In addition, if a regulatory agency or we later discover previously unknown problems with our products, such as adverse events of unexpected severity or frequency, problems with manufacturers or manufacturing processes, or failure to comply with regulatory requirements, the regulatory agency may impose restrictions on the products or us, including requiring withdrawal of the product from the market. Any failure to comply with applicable regulatory requirements may yield various results, including:

-	litigation involving patients taking our products;

-	restrictions on such products, manufacturers or manufacturing processes;

-	restrictions on the labeling or marketing of a product;

-	restrictions on product distribution or use;

-	requirements to conduct post‑marketing studies or clinical trials;

-	warning letters;

-	withdrawal of products from the market;

-	suspension or termination of ongoing clinical trials;

-	refusal to approve pending applications or supplements to approved applications that we submit;

-	recall of products;

-	fines, restitution or disgorgement of profits or revenues;

-	suspension or withdrawal of marketing approvals;

-	damage to relationships with existing and potential collaborators;

-	unfavorable press coverage and damage to our reputation;

-	refusal to permit the import or export of our products;

-	product seizure or detention;

-	injunctions; or

-	imposition of civil or criminal penalties.

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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current presidential administration may impact our business and industry. Namely, the current presidential administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
Sanctions relating to Russia, and Russia’s response to those sanctions, could adversely affect our business.
Due to Russia’s intervention in Ukraine, the United States and the European Union have imposed sanctions on certain individuals, companies and financial institutions in Russia and additional sanctions could be forthcoming. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. If the United States and European Union were to impose additional sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities with respect to our program for HPV‑associated cancers currently conducted by Selecta RUS, or any other research and development activities with respect to our other immune stimulation programs conducted by Selecta RUS in the future, could be adversely affected.
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 35% of our outstanding voting stock as of March 31, 2017. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Approximately 12.9 million shares of our common stock became eligible to be sold into the market on December 19, 2016, unless held by one of our affiliates, in which case the resale of those securities is subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of approximately 12.3 million shares of our common stock as of the completion of the initial public offering of our common stock on June 27, 2016 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.
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
We have incurred increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, and particularly after we are no longer an emerging growth company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes‑Oxley Act of 2002, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time‑consuming and costly.

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
Pursuant to Section 404 of the Sarbanes‑Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, engage outside consultants, developed a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
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

Item 3. Defaults upon Senior Securities
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

SELECTA BIOSCIENCES, INC.

Date: May 11, 2017	By:	/s/ Werner Cautreels, Ph.D.
Werner Cautreels, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 11, 2017	By:	/s/ David Siewers
David Siewers
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
10.1†
Patent License Agreement, entered into as of April 27, 2017, by and between the U.S. Department of Health and Human Services, as represented by The National Cancer Institute an Institute or Center of the National Institutes of Health and the Registrant
*
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

*    Filed herewith.
**  Furnished herewith.
† Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.