Form 10-Q
period 2017-06-30
SELECTA BIOSCIENCES INC
filed 2017-08-11
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 4, 2017 the registrant had 22,074,378 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)
(Unaudited)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,630	$58,656
Short-term deposits and investments	30,025	25,485
Restricted cash	74	78
Accounts receivable	1	215
Prepaid expenses and other current assets	1,848	2,382
Total current assets	114,578	86,816
Property and equipment, net	2,131	2,047
Restricted cash and other deposits	316	316
Other assets	—	122
Total assets	$117,025	$89,301
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,280	$3,882
Accrued expenses	8,595	3,921
Loans payable, current portion	4,612	4,067
Deferred revenue, current portion	2,566	1,836
Total current liabilities	20,053	13,706
Non‑current liabilities:
Deferred rent and lease incentive	189	222
Loans payable, net of current portion	5,732	7,977
Deferred revenue, net of current portion	11,619	12,439
Other long‑term liabilities	1,250	—
Total liabilities	38,843	34,344
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 22,056,147 and 18,438,742 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	1	1
Additional paid-in capital	265,297	211,125
Receivable from stock option exercises	(26)	(75)
Accumulated deficit	(182,677)	(151,576)
Accumulated other comprehensive loss	(4,413)	(4,518)
Total stockholders’ equity	78,182	54,957
Total liabilities and stockholders’ equity	$117,025	$89,301
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Grant and collaboration revenue	$26	$2,017	$163	$4,105
Operating expenses:
Research and development	10,994	6,000	22,038	12,648
General and administrative	4,903	2,418	8,778	4,799
Total operating expenses	15,897	8,418	30,816	17,447
Loss from operations	(15,871)	(6,401)	(30,653)	(13,342)
Investment income	101	10	214	23
Foreign currency transaction gain (loss), net	82	(158)	(83)	(378)
Interest expense	(279)	(310)	(579)	(620)
Other expense, net	—	(64)	—	(82)
Net loss	(15,967)	(6,923)	(31,101)	(14,399)
Other comprehensive loss:
Foreign currency translation adjustment	(43)	170	80	401
Unrealized gain (loss) on securities	10	—	25	—
Comprehensive loss	$(16,000)	$(6,753)	$(30,996)	$(13,998)
Net loss	(15,967)	(6,923)	(31,101)	(14,399)
Accretion of redeemable convertible preferred stock	—	(2,210)	—	(4,566)
Net loss attributable to common stockholders	$(15,967)	$(9,133)	$(31,101)	$(18,965)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.85)	$(2.75)	$(1.67)	$(6.90)
Weighted average common shares outstanding
Basic and diluted	18,814,570	3,322,546	18,645,339	2,749,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

						Accumulated
			Additional	Stock		other
	Common stock		paid‑In	option	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	receivable	deficit	loss	Equity
Balance at December 31, 2016	18,438,742	$1	$211,125	$(75)	$(151,576)	$(4,518)	$54,957
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	204,252	—	454	49	—	—	503
Stock‑based compensation expense	—	—	1,558	—	—	—	1,558
Issuance of common stock, license agreement	324,362	—	5,000	—	—	—	5,000
Issuance of common stock, Private placement net of issuance costs	3,088,791	—	47,160	—	—	—	47,160
Currency translation adjustment	—	—	—	—	—	80	80
Unrealized gains (losses) on securities	—	—	—	—	—	25	25
Net loss	—	—	—	—	(31,101)	—	(31,101)
Balance at June 30, 2017	22,056,147	$1	$265,297	$(26)	$(182,677)	$(4,413)	$78,182
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Operating activities
Net loss	$(31,101)	$(14,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	386	364
Amortization of premiums and accretion of discounts on investments	160	—
Stock‑based compensation expense	1,558	649
Non‑cash interest expense	204	108
Change in fair value of redeemable convertible preferred stock warrant	—	12
Changes in operating assets and liabilities:
Accounts receivable	215	(1,137)
Prepaid expenses and other assets	656	(537)
Restricted cash and other deposits	704	(1,351)
Accounts payable	(2,254)	(338)
Deferred revenue	(90)	933
Contingently repayable grant funding	—	(204)
Accrued expenses and other liabilities	5,636	127
Net cash used in operating activities	(23,926)	(15,773)
Investing activities
Maturities of short term government obligations	27,147	3,516
Purchase of short term investments	(32,522)	—
Purchases of property and equipment	(459)	(202)
Net cash (used in) provided by investing activities	(5,834)	3,314
Financing activities
Vesting of restricted stock	—	10
Principle payments on loan payable	(1,836)	—
Deferred IPO costs paid	—	(2,650)
Proceeds from Initial Public Offering, net of underwriters' discounts and commissions	—	65,100
Proceeds from Private Placement, net of issuance costs ($24)	49,986	—
Issuance of common stock	5,000	—
Exercise of stock options	504	48
Net cash provided by financing activities	53,654	62,508
Effect of exchange rate changes on cash	80	262
Net increase in cash and cash equivalents	23,974	50,311
Cash and cash equivalents at beginning of period	58,656	32,337
Cash and cash equivalents at end of period	$82,630	$82,648
Cash paid during the year for:
Interest	461	486
Supplemental noncash investing and financing activities:
Purchase of property and equipment not yet paid	$12	$—
Reclassification of deferred IPO costs from non-current assets to additional paid-in capital	—	4,324
Initial public offering costs in accounts payable and accrued liabilities	—	1,372
Accrued dividends and accretion of preferred stock to redemption value	—	4,566
Private placement offering costs in accounts payable and accrued liabilities	2,826	—
Unrealized gain on marketable securities	$25	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Year Ended December 31, 2016 and Unaudited Three Months and Six Months Ended June 30, 2017 and 2016)
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 28, 2017 (the "Annual Report on Form 10-K").
The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2017 and consolidated results of operations for the three and six months ended June 30, 2017 and cash flows for the six months ended June 30, 2017. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.
Liquidity
The Company has incurred losses since inception and negative cash flows from operating activities. As of June 30, 2017 and December 31, 2016, the Company had an accumulated deficit of $182.7 million and $151.6 million, respectively. The Company’s cash and cash equivalents as of June 30, 2017 and December 31, 2016, includes $1.8 million and $2.4 million of unrestricted cash held by its Russian subsidiary. The future success of the Company is dependent upon its ability to obtain additional capital through issuances of equity and debt securities and from collaboration and grant agreements in order to further the development of its technology and product candidates, and ultimately upon its ability to attain profitable operations. There can be no assurance that the Company will be able to obtain the necessary financing to successfully develop and market its product candidates or attain profitability.

Based on the current operating plan, the Company expects that its cash, cash equivalents, short-term investments and restricted cash as of June 30, 2017, will fund its operating expenses and capital expenditure requirements into 2019 based on the latest forecast.  The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it currently expects. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the Company’s product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, the Company cannot estimate the actual amounts necessary to successfully complete the development and commercialization of its product candidates or whether, or when, it may achieve profitability.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through June 30, 2017, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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
The Company’s management made significant estimates and assumptions in determining the fair value of its common stock for those periods reported prior to the completion of the initial public offering of the Company’s common stock (the “IPO”). The Company utilized various valuation methodologies in accordance with the framework of the 2004 American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology included estimates and assumptions that require the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of its preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

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
Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of June 30, 2017, the Company maintained approximately $1.9 million in Russian bank accounts, of which $1.8 million was held in U.S. dollars.
The Company has minimal credit risk as the majority of accounts receivable relates to amounts due under a government sponsored grant, collaboration with large pharmaceutical companies or grants from well‑known and supported non‑profit organizations. The Company did not have any off balance sheet arrangements as of June 30, 2017 and December 31, 2016.
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
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the six months ended June 30, 2017 or the year ended December 31, 2016.
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
Impairment of Long‑Lived Assets
The Company periodically evaluates its long‑lived assets for potential impairment. Impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. Impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than their carrying value. The Company did not recognize any impairment charges as of June 30, 2017 and December 31, 2016.
Debt Issuance Costs
Debt issuance costs and fees paid to lenders are recorded as a direct deduction from the face amount of the related debt. Debt issuance costs are accounted for as additional debt discount and are amortized over the term of the related debt using the interest method and recorded as interest expense. Costs and fees paid to third parties are expensed as incurred.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign exchange translation adjustment	Unrealized gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(4,482)	$(36)	$(4,518)
Other comprehensive gain (loss) during the period	80	25	105
Balance at June 30, 2017	$(4,402)	$(11)	$(4,413)

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
Collaboration Revenue
The Company enters into collaborative arrangements for the development and commercialization of product candidates utilizing the Company’s Synthetic Vaccine Particles (SVP™) technology. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to its technology platforms, (ii) rights to future technological improvements, (iii) research and development activities to be performed on behalf of the collaborative partner or as part of the collaboration, (iv) the manufacture of pre-clinical or clinical materials for the collaborative partner, and (v) options to acquire licenses for additional therapeutic areas. Payments to the Company under these agreements may include nonrefundable license fees, option fees, exercise fees, payments for research and development activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales.
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
Warrants
The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480,warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares.

If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss.  Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized subsequent to the issuance date.
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
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of June 30, 2017 and December 31, 2016, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the guidance for revenue recognition to replace numerous industry- specific requirements. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before December 15, 2016. The new standard will be effective for us beginning January 1, 2018.
The Company initiated an assessment of the potential changes from adopting ASU 2014-09 and is in the process of evaluating whether the expected effect of these changes is material to its financial statements. The assessment includes identifying and analyzing the impact of the standard by reviewing the Company's current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to each revenue contract associated with all of the Company's revenue streams. As of June 30, 2017, the Company had two revenue contracts that would require assessment under ASU 2014-09. The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective method. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions. The Company is still evaluating aspects of ASU 2014-09 and has not determined how it may impact its financial position, results of operations or related disclosures.
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
The excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the statements of operations. The income tax related items had no effect on the current period presentation as the Company maintains a full valuation allowance against its deferred tax assets. In addition, excess tax benefits for share-based payments are presented as an operating activity in the statements of cash flows rather than financing activity. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted. As a result of the adoption on January 1, 2017, the net operating losses deferred tax assets were increased by $0.3 million, which was offset by a corresponding increase in the valuation allowance.
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

3. Available-for-Sale Marketable Securities
As of June 30, 2017 and December 31, 2016, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. government and corporate debt securities.
The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	30,035	—	(10)	30,025
Total available-for-sale marketable securities	$30,035	$—	$(10)	$30,025

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	24,821	17	(53)	24,785
Total available-for-sale marketable securities	$24,821	$17	$(53)	$24,785
All available-for-sale marketable securities are classified in the Company’s Condensed Balance Sheets as Short term deposits and investments.
The Company classifies its marketable debt securities based on their contractual maturity dates. As of June 30, 2017, the Company’s marketable debt securities mature at various dates through December 2017. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$30,025	$30,035	$24,785	$24,821
As of June 30, 2017 the Company held a total of 23 positions, all of which were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. The aggregate fair value of the investments in an unrealized loss position is $30.0 million. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of June 30, 2017. The Company does not intend to sell these debt securities and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.
4. Net Loss Per Share
Because the Company has reported a net loss attributable to common stockholders for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Numerator:
Net (loss)	$(15,967)	$(6,923)	$(31,101)	$(14,399)
Less: accretion on preferred stock	—	(2,210)	—	(4,566)
Net loss attributable to common stockholders	$(15,967)	$(9,133)	$(31,101)	$(18,965)
Denominator:
Weighted‑average common shares outstanding—basic and diluted	18,814,570	3,322,546	18,645,339	2,749,105
Net loss per share attributable to common stockholders—basic and diluted	$(0.85)	$(2.75)	$(1.67)	$(6.90)
Potential common shares issuable upon conversion of warrants to purchase common stock and stock options that are excluded from the computation of diluted weighted average shares outstanding are as follows:

	June 30,
	2017	2016
	(unaudited)
Stock options to purchase common stock	2,143,734	2,113,538
Stock warrants to purchase common stock	176,432	113,795
Total	2,320,166	2,227,333

5. Fair Value Measurements
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of June 30, 2017 and December 31, 2016, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	June 30, 2017
	(level 1)	(level 2)	(level 3)	Total
Money market funds, included in cash equivalents	$12,156	$—	$—	$12,156
Corporate bonds, included in investments	$30,025	$—	$—	$30,025

	December 31, 2016
	(level 1)	(level 2)	(level 3)	Total
Money market funds, included in cash equivalents	$183	$—	$—	$183
Tri-party repurchase agreements, included in cash equivalents	$—	$27,000	$—	$27,000
Corporate bonds, included in investments	$24,785	$—	$—	$24,785

At June 30, 2017, all cash and cash equivalent investments where held in money market funds. At December 31, 2016, all cash and cash equivalent investments where held in money market funds and tri-party repurchase agreements. The tri-party repurchase agreements are collateralized by government securities for an amount not less than 102% of their value. All tri-party repurchase agreements have maturities of three months or less at the time of investment.
The average maturity date for Corporate Bonds, included in investments at June 30, 2017 and December 31, 2016 was 218 days and 297 days, respectively. Fair value of Corporate Bonds approximates amortized value.

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
	(unaudited)
Laboratory equipment	$5,123	$4,713
Computer equipment and software	597	562
Leasehold improvements	247	222
Furniture and fixtures	237	226
Office equipment	79	64
Total property and equipment	6,283	5,787
Less accumulated depreciation	(4,152)	(3,740)
Property and equipment, net	$2,131	$2,047

Depreciation expense was $0.2 million for the three months ended June 30, 2017 and 2016 and $0.4 million for the six months ended June 30, 2017 and 2016.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
	(unaudited)
Payroll and employee related expenses	$1,665	$1,551
Current portion of deferred rent and lease incentive	57	29
Collaboration and licensing	1,723	170
Accrued patent fees	1,475	245
Accrued external research and development costs	2,448	794
Accrued professional fees	351	420
Accrued grant refund	180	152
Accrued interest	69	81
Other	627	479
Accrued expenses	$8,595	$3,921

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
Deferred rent and lease incentive liability totaled $0.3 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively. Included in that amount, the current portion of deferred rent and lease incentive liability is classified as accrued expenses and was less than $0.1 million at June 30, 2017 and December 31, 2016, respectively.
The Company has a month‑to‑month facility agreement for its Moscow, Russia facility. Rent expense is recognized as incurred.
Rent expense, net of sublease payments, for the three months ended June 30, 2017 and 2016 was $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2017 and 2016, the rent expense, net of sublease payments was 0.9 million and $0.7 million, respectively.
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

9. Debt
Term Loans
On August 9, 2013, the Company entered into a loan and security agreement with two lenders to borrow up to $7.5 million. The Company initially borrowed $3.0 million in August 2013 and subsequently borrowed an additional $4.5 million in July 2014. The amounts borrowed are collectively referred to as “Term Loans.” In December 2015, the Company refinanced its existing debt facility that was originally entered into on August 9, 2013, as amended with Oxford Finance LLC (“Oxford”) and Square 1 Bank (“Square 1”), to increase the amount of the borrowing to $12.0 million and to extend the repayment term. The lenders for the refinanced debt facility are Oxford and Pacific Western Bank (“Pacific Western”). Pacific Western had acquired Square 1 since the time of the original loan. Such a change in lender does not constitute third party financing on its own, and does not require extinguishment accounting. As a result of the refinancing, the stated interest rate was also adjusted to reflect the current market borrowing rate. As of June 30, 2017 and December 31, 2016, the outstanding principal balance under the Term Loans was $10.2 million and $12.0 million, respectively.
The Term Loans are collateralized by the assets of the Company and bear interest at 8.1% per annum. The monthly payments for the Term Loans are initially interest only through January 2017. Principal repayments for the Term Loans are due over 30 monthly installments beginning on February 1, 2017. The Term Loans may be prepaid at the Company’s option at any time prior to maturity subject to a prepayment fee of 2% if prepaid after the first anniversary but before the second anniversaries, and 1% if prepaid after the second anniversary.
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
The initial grant date fair value of the Series D Preferred and Series E Preferred warrants was $0.1 million and $0.1 million for each issuance respectively, and was recorded as a loan discount.
Term Loan discounts are amortized as additional interest expense over the term of the loans. During the three months ended June 30, 2017 and 2016, the Company recognized $0.3 million and $0.3 million, respectively, of interest expense related to the Term Loan. A total of $0.6 million and $0.6 million was recorded as interest expense related to the Term Loan for the six months ended June 30, 2017 and 2016, respectively.
In December 2016, a total of 16,493 warrants to purchase common stock were exercised under a cashless exercise, resulting in a net issuance of 4,697 shares of common stock. The warrant exercise prices had been established at the time that the warrants were converted.

Future minimum payments on the Term Loans as of June 30, 2017 are as follows (in thousands):

Remaining for 2017	$3,102
2018	5,319
2019	3,379
Total minimum debt payments	11,800
Less: Amount representing interest	(915)
Less: Debt discount and deferred charges	(541)
Less: Current portion of loans payable	(4,612)
Loans payable, net of current portion	$5,732
Convertible Notes
In April 2015, the Company issued convertible notes as a bridge loan to be automatically converted into the Company’s capital stock upon the consummation of a private placement of the Company’s preferred stock. The convertible notes bore interest at 8% per annum, compounding monthly. In the event the Company was unable to consummate the private placement by July 15, 2015, the Company would be required to issue warrants to purchase shares of the Company’s common stock equal to 20% of the convertible note principal divided by $17.55. On July 24, 2015, the Company issued warrants to the convertible note holders to purchase up to 80,813 shares of the Company’s common stock at an exercise price of $17.55 per share for a term of three years. The carrying value and accrued interest of the outstanding convertible notes were automatically converted into 1,619,550 shares of Series E Preferred. As part of the Series E Preferred issuance, the convertible note holders also received warrants to purchase up to 103,817 shares of the Company’s common stock (Note 11). The difference between the carrying value and accrued interest of the convertible notes that were converted and the combined fair value of the Series E Preferred shares and common stock warrants issued were negligible. There was no interest expense related to the convertible notes for the three months and six months ended June 30, 2017 and 2016 because they were previously settled.
10. Preferred Stock
Prior to the completion of its IPO, the Company had 37,835,623 and 28,804,969 authorized shares of preferred stock, par value $0.0001 per share (the "Preferred Stock") as of December 31, 2015 and 2014, respectively. The Company issued Preferred Stock to investors for cash or as settlement for outstanding debt under convertible notes (Note 9). All outstanding shares of the Company’s convertible preferred stock automatically converted into 10,126,118 shares of the Company’s common stock upon the closing of the IPO on June 27, 2016.
11. Common Stock
PIPE Financing
On June 26, 2017, the Company entered into a securities purchase agreement (the "Institutional Purchase Agreement") with a select group of institutional investors (the “Institutional Investors”) and a securities purchase agreement with Timothy Springer, Ph.D., a member of the board of directors (the "Springer Purchase Agreement") for a private placement of the Company's securities (the "2017 PIPE"). The closing of the 2017 PIPE occurred on June 27, 2017.
Pursuant to the Institutional Purchase Agreement, the Company agreed to sell an aggregate of 2,750,000 shares of its common stock, par value $0.0001 per share, at a purchase price equal to $16.00 per share. Pursuant to the Springer Purchase Agreement, the Company agreed to sell to Dr. Springer an aggregate of 338,791 shares of common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the NASDAQ Global Market on June 23, 2017, and warrants to purchase 79,130 shares of common stock (“Warrant Shares”), exercisable at $17.71 per Warrant Share. The purchase price for each warrant was equal to $0.125 for each Warrant Share, consistent with NASDAQ Global Market requirements for an “at the market” offering. In connection with the Springer Purchase Agreement, the Company issued a Common Stock Purchase Warrant for the issuance of the Warrant Shares, which has a term of five years. Under the terms of the Common Stock Purchase Warrant, the warrants can be settled in unregistered shares. The Warrant Shares qualify for equity classification. The fair value of the allocated proceeds was determined on the relative fair value basis.

After deducting for placement agent fees and offering expenses, the aggregate net proceeds from the 2017 PIPE was approximately $47.2 million. The Company expects to use the proceeds from the 2017 PIPE towards working capital requirements and general corporate purposes.
On June 27, 2017, in connection with the 2017 PIPE, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Institutional Investors and Dr. Springer (together, the “Investors”). Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 20 days after the closing of the 2017 PIPE for purposes of registering the resale of the shares of common stock issued and sold in the 2017 PIPE (the “Shares”), the Warrant Shares, and any shares of common stock issued as a dividend or other distribution with respect to the Shares or Warrant Shares. The Company agreed to use its reasonable best efforts to cause this registration statement to be declared effective by the SEC within 60 days after the closing of the 2017 PIPE (or within 90 days after the closing of the 2017 PIPE if the SEC reviews the registration statement).
The Company has also agreed to indemnify the Investors, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and to pay all fees and expenses (excluding any legal fees of the selling holder(s), and any underwriting discounts and selling commissions) incident to the Company’s obligations under the Registration Rights Agreement.
Initial Public Offering
On June 21, 2016 the Company completed the IPO and issued and sold 5,000,000 shares of common stock at a price to the public of $14.00 per share for net proceeds of $60.8 million after deducting underwriting discounts and commissions and offering expenses.  On July 25, 2016, 289,633 additional shares of the Company’s common stock were sold to the underwriters pursuant to the exercise of their option to purchase additional shares of common stock at a price to the public of $14.00 per share resulting in additional net proceeds of approximately $3.7 million after deducting underwriting discounts, commissions and offering expenses, bringing the total IPO net proceeds to $64.5 million. Upon the closing of the IPO on June 27, 2016, all outstanding shares of the Company’s convertible preferred stock automatically converted into 10,126,118 shares of the Company’s common stock. In addition, at this time, the warrants to purchase shares of the Company’s Series D and Series E convertible preferred stock were converted into warrants to purchase shares of the Company’s common stock.
As of June 30, 2017, the Company has 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 22,056,147 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through June 30, 2017, no dividends have been declared or paid on common stock.
Liquidation
Upon the liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Periods ending
	June 30, 2017	December 31, 2016
	(unaudited)
Exercise of common warrants	176,432	97,302
Shares available for future stock incentive awards	1,627,734	939,317
Outstanding common stock options	2,143,734	2,128,346
Total	3,947,900	3,164,965

12. Stock Incentive Plans
Stock Options
The Company maintained the 2008 Stock Incentive Plan (the “2008 Plan”) for employees, consultants, advisors, and directors. The 2008 Plan provided for the granting of incentive and non‑qualified stock option and restricted stock awards as determined by the Board. As of June 30, 2017, a total of 2,213,412 shares of common stock were authorized for grants under the 2008 Plan with 18,947 shares available for future grants. Stock options that are granted under the 2008 Plan, and subject to cancellation become available under the 2016 Plan as shares available for future grants. All unvested stock options granted under the 2008 Plan may be exercised into restricted stock subject to forfeiture provisions upon termination.
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

On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016.  The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash based awards as determined by the Board. As of June 30, 2017, a total of 1,962,393 shares of common stock are authorized for grants under the 2016 Plan with 1,251,331 shares available for future grant.
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

The weighted average assumptions used for employee stock option grants issued during the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	1.88%	1.39%
Expected dividend yield	—	—
Expected life	6.05	6.05
Expected volatility	84.28%	96.10%
Weighted-average fair value of common stock	$16.89	$12.60

The resulting weighted average grant date fair value of stock options granted to employees during the six months ended June 30, 2017 and 2016 was $12.00 and $9.84, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $1.6 million and $0.9 million, respectively.
Employee stock-based compensation for the three and six month periods ended June 30, 2017 was $0.7 million and $1.3 million, respectively, as compared to $0.3 million and $0.5 million, respectively, for the comparable 2016 periods.
As of June 30, 2017 and 2016, total unrecognized compensation expense related to unvested employee stock options was $7.1 million and $5.7 million, respectively, which is expected to be recognized over a weighted average period of 2.8 years and 3 years, respectively.
During the six months ended June 30, 2017, there were no options granted to non-employees. The weighted average assumptions used for unvested non‑employee stock options that were granted during the six months ended June 30, 2016 are as follows:

Six Months Ended June 30,
2016
Risk‑free interest rate	1.46%
Expected dividend yield	—
Expected life (in years)	9.70
Expected volatility	90.37%

The unvested options held by non‑employees are revalued using the Company’s estimate of fair value on each vesting and reporting date through the remaining vesting period. Non-employee stock-based compensation for the three and six month periods ended June 30, 2017 were $0.1 million and $0.2 million, respectively, as compared to less than $0.1 million and $0.1 million, respectively, for the comparable 2016 periods.
As of June 30, 2017 and 2016, total unrecognized compensation expense related to unvested non‑employee stock options was $0.8 million and $0.9 million, respectively.
During the six months ended June 30, 2017, a total of 22,531 stock options were exercised by employees in which the exercises remained unsettled as of June 30, 2017. No shares of common stock were issued as a result of the unsettled transaction, while the Company recognized the grant exercises and related stock option receivable.

The following table summarizes the activity under the 2008 Plan and the 2016 Plan during the six months ended June 30, 2017:

			Weighted‑average
		Weighted‑average	remaining	Aggregate
	Number of	exercise	contractual term	intrinsic value
	options	price	(in years)	(in thousands)
Employee
Outstanding at December 31, 2016	1,733,561	$8.03	7.44	$16,503
Granted	248,100	$16.89
Exercised	(131,684)	$2.72
Forfeited	(5,908)	$6.86
Outstanding at June 30, 2017	1,844,069	$9.34	7.56	$19,519
Vested at June 30, 2017	913,232	$5.80	6.21	$12,835
Vested and expected to vest at June 30, 2017	1,721,508	$9.05	7.45	$18,719
Non‑Employee
Outstanding at December 31, 2016	394,785	$4.20	1.29	$5,145
Granted	—	$—
Exercised	(95,120)	$2.64
Forfeited	—	$—
Outstanding at June 30, 2017	299,665	$4.70	5.55	$4,563
Vested at June 30, 2017	246,929	$4.12	1.35	$3,904
Vested and expected to vest at June 30, 2017	299,665	$4.70	5.55	$4,563
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
The fair value of the purchase rights granted under the ESPP for the offering period beginning March 1, 2017 was estimated by applying Black-Scholes using the following range of assumptions:

	Six Months Ended June 30, 2017
Fair value of common stock	$4.49	-	$5.99
Risk-free interest rate	0.79%	-	1.02%
Expected volatility	55.84%	-	75.78%
Expected life	0.2	-	0.5
Expected dividend yield	—%
For the three and six months ended June 30, 2017, the Company recorded less than $0.1 million of stock-based compensation expense and issued no shares of common stock to employees under the ESPP. There was no stock-based compensation expense related to the ESPP recorded for the three and six months ended June 30, 2016.

The Company recorded stock-based compensation expense related to stock options, the ESPP and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$403	$228	$739	$395
General and administrative	460	139	819	254
Total	$863	$367	$1,558	$649

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
In addition to an upfront cash payment of $10.0 million under the Spark License Agreement, additional payments of an aggregate of $5.0 million in two payments of $2.5 million each will be due within twelve months of the contract dated December 2, 2016 (“Contract Date”). The first of the two additional payments was scheduled to be made on or before May 31, 2017 (the “May 2017 License Payment). Spark may also exercise options to research, develop and commercialize gene therapies utilizing the SVP technology for up to four additional targets. The Company is eligible to receive a variable fee up to $2.0 million for each additional target option elected, dependent on the incidence of the applicable indication. As per the agreement, the election period in which Spark can exercise additional targets is a term of three years from the Contract Date, or December 1, 2019.
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

In December 2016, the Company also entered into a Share Purchase Agreement (the “Purchase Agreement”) with Spark. Pursuant to the Purchase Agreement, the Company sold 197,238 shares of the Company’s common stock to Spark for gross proceeds of $5.0 million, or $25.35 per share of common stock, at an initial closing (the “Initial Closing”). The purchase price per share represents an amount equal to 115% of the average daily volume weighted average price (“VWAP”) of the Common Stock during the thirty consecutive calendar days leading up to and ending on the day prior to the Contract Date. Under the Stock Purchase Agreement, Spark has agreed not to dispose of any of the Initial Closing Shares or any Acquisition Right Shares that it may acquire until January 1, 2018 and, thereafter, transfers will be contractually subject to volume limitations applicable to an “affiliate” under Rule 144 of the Securities Act. Closings under the Stock Purchase Agreement are subject to customary conditions. Beyond the Initial Closing, the Purchase Agreement provides for potential future sales of shares by the Company to Spark as follows:

•
First Acquisition Right. During the period beginning on May 1, 2017 and ending on June 1, 2017, Spark had the right (the “First Acquisition Right”) to purchase a number of shares of Common Stock equal to an aggregate price of $5.0 million. See "Spark letter agreement" below.

•
Second Acquisition Right. During the period beginning on October 1, 2017 and ending on November 1, 2017, Spark will have the right (the “Second Acquisition Right”) to purchase a number of shares of Common Stock equal to an aggregate price of $5.0 million.

The First Acquisition Rights and Second Acquisition Rights are collectively referred to herein as the “Acquisition Rights”. The number of shares issued under the Second Acquisition Right will be determined based on the calculated purchase price on the date of notification, which is defined as an amount equal to 115% of the average daily volume weighted average price (“VWAP”) of the Common Stock during the thirty consecutive calendar days leading up to and ending on the day prior to the Second Acquisition Right notification date. The aggregate number of shares that the Company may issue pursuant to the Stock Purchase Agreement may not exceed the lesser of (i) 2,758,112 shares and (ii) such number of shares that would require the Company to obtain prior shareholder approval under the Nasdaq Marketplace Rules.

In connection with the Spark License Agreement and Purchase Agreement, the Company recorded a liability as of June 30, 2017, for contractual payments defined in the MIT license agreement (Note 15) totaling $0.4 million for the MIT sub-license provided to Spark, and $0.1 million relative to the calculated premium paid by Spark for the equity investment made under the First Acquisition Right outlined in the Purchase Agreement.

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

There were no revenues related to the Spark License Agreement recognized during the three months ended June 30, 2017 and 2016. Revenues totaling less than $0.1 million were recognized related to the Spark License Agreement during the six months ended June 30, 2017. There were no revenues recognized for the six months ended June 30, 2016.

The Company determined that each potential future clinical and regulatory milestone was non-substantive, therefore, any consideration received will be allocated to the License and Supply Deliverable and Option Deliverable using the relative selling price.

Sales-based milestones and royalty payments are expected to be recognized when earned.

As of June 30, 2017, there was $12.2 million of deferred revenue related to this agreement. A total of $2.5 million was recorded as a current liability and $9.7 million was classified as a long term liability in the accompanying consolidated balance sheet.

Spark letter agreement

On June 6, 2017, the Company and Spark entered into a letter agreement (the “Letter Agreement”), pursuant to which the parties agreed that Spark would make the May 2017 License Payment by June 6, 2017. The May 2017 License Payment was received, and recorded as a liability as of June 30, 2017, of which some or all may potentially constitute the reimbursement described below. The parties also agreed that Spark would be deemed to have delivered notice on May 31, 2017 exercising its right to purchase the shares pursuant to the First Acquisition Right. The Letter Agreement further outlines a cost reimbursement arrangement, pursuant to which the Company agreed to reimburse Spark for all costs and expenses, including the cost of materials provided by the Company, associated with the preclinical research and toxicology studies being performed by Spark for any licensed products for a specified amount of time (the “Reimbursement Period”), up to an agreed upon cap.

Consistent with the First Acquisition Right, Spark purchased 324,362 shares of common stock pursuant to the Stock Purchase Agreement, as amended by the Letter Agreement, for an aggregate purchase price of $5.0 million, or $15.41 per share of common stock. The purchase price per share represents an amount equal to 115.0% of the average daily volume weighted average price (“VWAP”) of the common stock during the thirty consecutive calendar days leading up to and ending on the day prior to the Contract Date. At the initial contract assessment, the Company allocated $2.7 million to equity (representing the fair value of the initial purchase of common stock combined with the embedded future stock Acquisition Rights). Upon exercise of the First Acquisition Right, the Company recorded the purchase amount to stockholders' equity.

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

The Company identified the deliverables under the arrangement as the license, the research necessary to identify the development candidate, and participation of the Joint Research Committee ("JRC"). The Company determined that the exclusive license granted to Sanofi did not have standalone value from the research to be performed to identify the vaccine development candidate. As a result, each upfront and milestone consideration was allocated to the combined unit of account comprising the license and research services, and is being recognized over the estimated development period using a proportional performance method. The consideration allocated to participation on the JRC was not material. The Company recognized no revenue for the three and six months ended June 30, 2017, and $0.3 million and $0.4 million for the three and six months ended June 30, 2016, respectively.
Termination of the Sanofi Collaboration Agreement
On November 9, 2016, the Company received written notice from Sanofi that Sanofi had elected to terminate in its entirety the Sanofi Agreement. The termination of the Sanofi Agreement was effective on May 8, 2017, or the Termination Date, which was six months from the date of the notice.
As discussed above, Sanofi has paid the Company $8.0 million in the aggregate under the Sanofi Agreement to date. The Company would have been eligible to receive additional development-based, regulatory-based and sales-based milestone payments and tiered royalties on net sales of any approved product generated by the collaboration had the Sanofi Agreement not been terminated. As of December 31, 2016, the Company recognized the remaining $2.2 million in revenue associated with the Sanofi Agreement, as the Company has no further performance obligation under the contact.
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
Other Research and Collaboration Agreements
The Company has entered into other research and collaboration agreements in 2017 and 2016 for which the Company recognized no revenue for the three and six months ended June 30, 2017 and less than $0.1 million recognized for the three and six months ended June 30, 2016, respectively.
Grant Agreements
The Company receives funding in the form of grants from the National Institutes of Health (“NIH”), the Juvenile Diabetes Research Foundation (“JDRF”), the Bill and Melinda Gates Foundation, the Russian Ministry of Industry and Trade (“Minpromtorg”), and the Russia based Development Fund of New Technologies Development and Commercialization Center (“Skolkovo”).
NIH
The Company has two grants through the NIH. The first grant, for an aggregate amount of $8.1 million, was awarded in May 2014 to support research in the development of a next generation vaccine for smoking cessation and relapse prevention. The Company recognized no revenue for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the Company recognized revenue of $1.2 million and $3.0 million, respectively.
The second grant is for an aggregate amount of $0.2 million, which was awarded in September 2015 for the development of nanoparticles for immune tolerance to factor VIII. The Company recognized revenue of less than $0.1 million for the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016, related to this grant.
JDRF
The Company, together with Sanofi, entered into a joint grant with JDRF in September 2014 for $0.4 million to conduct Type 1 Diabetes research. The Company recognized no revenue for the three months ended June 30, 2017 and less than $0.1 million for the three months ended June 30, 2016. During the six months ended June 30, 2017 and 2016 the Company recognized $0.1 million related to this grant.

Bill and Melinda Gates Foundation
The Company received a grant in 2013 from the Bill and Melinda Gates Foundation for $1.2 million to fund the Company’s immunology research on malaria antigens. During 2014, the grant amount was increased to a total of $1.6 million and the term was extended to a three-year research term. Revenue is recognized on a proportional performance basis as it relates to employee time expended on the research, along with reimbursement for external costs directly related to, and approved, by the grant terms.  For the three months ended June 30, 2017 and 2016, the Company recognized revenue of less than $0.1 million and $0.1 million, respectively. Total revenue recognized for the six months ended June 30, 2017 and 2016 was $0.1 million and $0.3 million, respectively.
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
In February 2015, the Company received an executed final settlement agreement from Minpromtorg that included the repayment of funds previously received by the Company totaling $0.2 million, and a penalty fee that equaled to 10% of the contract value, or $0.2 million. The Company paid the settlement payment in March 2015 and all mutual claims under the contract were terminated. According to the terms of the agreement, Minpromtorg has the right to audit the expenditure incurred under the agreement for a period up to three years from each research milestone date. All grant funding received in excess of the penalty settlement will remain as a liability on the balance sheet until such time the audit period has expired and at which time, the amount will be recognized as revenue. Through June 30, 2017, the Company received payments totaling approximately $1.4 million. No additional payments are expected to be received under the terms of the contract.
The first audit period expired on December 31, 2015, and as a result $0.4 million of revenue was recognized for the year ended December 31, 2015.  The second and third audit periods expired during the twelve months ended December 31, 2016, and as a result $0.5 million of revenue was recognized for the year ended December 31, 2016. The third audit period, is the final audit to be conducted under the contract. As of December 31, 2016, the deferred revenue associated with Minpromtorg contract has been fully recognized. There was no revenue recognized during the three and six months ended June 30, 2017, and a total of $0.2 million of revenue recognized during the three and six months ended June 30, 2016.
Skolkovo
On November 28, 2014, the Company executed a grant awarded by Skolkovo for the development of a therapeutic vaccine using nanoparticles to treat chronic infection caused by HPV and diseases associated with this infection. The grant covers a period from August 1, 2014 through July 21, 2017. The grant provides for up to $2.7 million that covers 48.5% of the estimated total cost of the research plan with the remaining 51.5% of estimated costs to be contributed by the Company. The Company has received from Skolkovo $1.8 million through the six months ended June 30, 2017.
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

14. Related‑Party Transactions

As part of the Series B Preferred and Series D Preferred financings (as described in Note 11), the Company’s landlord (the “Landlord”) purchased 49,254 shares of Series B Preferred at $2.03 per share for total proceeds of $0.1 million and 488,888 shares of Series D Preferred at $4.50 per share for total proceeds of $2.2 million. Additionally, in April 2015, the Landlord participated in the Company’s bridge loan in the amount of $0.2 million, which converted into Series E Preferred (see Note 11). The Landlord paid the same price as the price paid by other investors in each of these Preferred Stock purchases.  At the IPO, all preferred stock was converted to common stock.
The Company incurred expenses for consulting services provided by its founders totaling less than $0.1 million and $0.1 million during the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.
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
As of June 30, 2017, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $1.5 million for the sublicense granted to Spark, and $0.2 million relative to the calculated premium paid by Spark for the initial equity investment made under the Purchase Agreement. As of June 30, 2017, the Company recorded a liability totaling $0.4 million for the additional Spark sub-license payment received, and $0.1 million relative to the calculated premium paid by Spark for the equity investment made under the First Acquisition Right outlined in the Purchase Agreement.

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
As of June 30, 2017, the Company has paid a total of $0.1 million in license fees due under the agreement.

16. Income Taxes
The Company did not provide for any income taxes in any of the three or six month periods ended June 30, 2017 or 2016.

In 2014, the Company's Russian subsidiary was granted a 10 year tax holiday in Russia. The Company's foreign operations continue to benefit from the tax holiday, which is set to expire December 31, 2023.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2017 and December 31, 2016.

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
Contributions by the Company totaling less than $0.1 million for the three months ended June 30, 2017 and 2016, and $0.1 million and less than $0.1 million for the six months ended June 30, 2017 and 2016, respectively, have been recorded in the consolidated statements of operations and comprehensive loss.
18. Subsequent Events
Subsequent to quarter end, on August 10, 2017, the Company filed a universal shelf registration statement on Form S-3 to sell up to $200 million of common stock and entered into a sales agreement with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an at-the-market, or ATM, offering. The shelf registration statement has not yet been declared effective by the SEC. However, if the Company's public float (the market value of the Company's common stock held by non-affiliates) falls below $75 million, the Company will also be subject to a further limitation under which the Company can sell no more than one third of the Company's public float in any 12-month period. Further, the number of shares the Company can sell at any time may be limited to 20% of the Company's common stock under applicable Nasdaq Marketplace Rules.

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

OVERVIEW
We are a clinical‑stage biopharmaceutical company using our proprietary synthetic vaccine particle, or SVP, technology to discover and develop targeted therapies that are designed to modulate the immune system to effectively and safely treat rare and serious diseases. Many such diseases are treated with biologic therapies that are foreign to the patient’s immune system and, therefore, elicit an undesired immune response. Our proprietary SVP technology encapsulates an immunomodulator in biodegradable nanoparticles to induce antigen‑specific immune tolerance to mitigate the formation of anti‑drug antibodies, or ADAs, in response to life‑sustaining biologic drugs. We believe our SVP technology has the potential for broad applications to both enhance existing biologic drugs and enable novel therapies. Our lead product candidate, SEL‑212, is a combination of a therapeutic enzyme and our SVP technology designed to be the first biologic treatment for gout that durably controls uric acid in refractory gout and dissolves and removes harmful deposits of uric acid crystals in chronic tophaceous gout, each a painful and debilitating disease with unmet medical need. SEL‑212 is currently in a comprehensive Phase 1/2 clinical program. The Phase 1/2 clinical program is comprised of two Phase 1 clinical trials and a Phase 2 clinical trial, which commenced in October 2016, and is designed to evaluate the ability of SEL‑212 to control uric acid levels and mitigate the formation of ADAs. The Phase 1 clinical trials have been completed and we initiated the Phase 2 clinical trial in the fourth quarter of 2016. In addition to SEL-212, we have in-licensed LMB-100, a next-generation immunotoxin that is currently in a Phase 1 clinical program at the Center for Cancer Research at the National Cancer Institute, for pancreatic cancer, mesothelioma and other cancers. We also commenced dosing in May 2017 for a Phase 1 clinical trial for SEL-070, a nicotine vaccine candidate in development for smoking cessation and relapse prevention, to assess its safety, tolerability and pharmacodynamic profile.
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
Since inception, we have incurred significant operating losses. We incurred net losses of $31.1 million and $14.4 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $182.7 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
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
We expect that our existing cash, cash equivalents, short-term investments and restricted cash as of June 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements into 2019. For additional information, see “-Liquidity and Capital Resources.”

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
Our research and development expenses consist of external research and development costs, which we track on a program‑by‑program basis and primarily include contract manufacturing organization, or CMO, and CRO, related costs, and internal research and development costs, which are primarily compensation expenses for our research and development employees, lab supplies, analytical testing, allocated overhead costs and other related expenses. As we expand the clinical development of SEL‑212, we expect our research and development expenses to increase. In addition, as a result of the termination of the Sanofi Agreement, which was effective on May 8, 2017, we exercised our right to acquire the development programs under the Sanofi Agreement. The exercise itself did not require the payment of any consideration to Sanofi. We are solely responsible for performing and funding any development and clinical trial activities relating to further development of vaccine candidates that we choose to undertake after the termination date of the Sanofi Agreement. We have incurred a total of $127.2 million in research and development expenses from inception through June 30, 2017, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
External research and development expenses:	(unaudited)
SEL-212	$4,465	$1,504	$9,329	$3,833
Discovery and preclinical stage product programs, collectively	1,665	1,393	2,655	3,102
Internal research and development expenses	4,864	3,103	10,054	5,713
Total research and development expenses	$10,994	$6,000	$22,038	$12,648

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
Other expense
Other expense for the three and six months ended June 30, 2017 and 2016 was de minimis.
Foreign currency
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. At June 30, 2017 and December 31, 2016, we maintained cash of $1.9 million and $2.5 million, respectively, in Russian banks, of which $1.8 million and $1.6 million was denominated in U.S. dollars for the periods ended June 30, 2017 and December 31, 2016, respectively. The amounts denominated in U.S. dollars and used in transacting the day to day operations are subject to transaction gains and losses, which are reported as incurred.
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
Utilization of the NOLs and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within any three‑year period. The amount of the annual limitation is determined based on our value immediately before the ownership change. Subsequent ownership changes may further affect the limitation in future years. The annual limitation may result in the expiration of our NOLs and credits before we can use them. We have recorded a valuation allowance on all of our deferred tax assets, including our deferred tax assets related to our NOLs and research and development tax credit carryforwards. We plan to undertake a study to analyze and determine if any historical ownership changes have occurred to determine if there are any permanent limitations on our ability to utilize NOLs and other tax attributes in the future. In addition, we may experience ownership changes after this offering as a result of subsequent shifts in our stock ownership. As a result, we are unable to estimate the effect of these limitations, if any, on our ability to utilize NOLs and other tax attributes in the future.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2017 and 2016
Revenue
The following is a comparison of revenue for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2017	2016	(decrease)
	(unaudited)
Grant revenue	$26	$1,675	$(1,649)	(98)%
Collaboration revenue	—	342	(342)	(100)%
Total revenue	$26	$2,017	$(1,991)	(99)%
During the three months ended June 30, 2017, total revenue decreased by $2.0 million, or 99%, as compared to the three months ended June 30, 2016. The decrease was the result of reduced revenue from the Company's NIDA grant, resulting in a $1.2 million reduction year over year, as well as a $0.5 million decrease in other grant revenues, all resulting from the wind down of the grant terms. A decrease in collaboration revenues was the result of the termination of the Sanofi collaboration in November 2016 resulting in a decrease of $0.3 million.

Research and development
The following is a comparison of research and development expenses for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2017	2016	(decrease)
	(unaudited)
Research and development	$10,994	$6,000	$4,994	83%

During the three months ended June 30, 2017, our research and development expenses increased by $5.0 million, or 83%, as compared to the comparable period in 2016, reflecting the incremental costs for headcount, consulting and clinical to continue and expand the Phase 2 stage of our Phase 1/2 clinical program for our lead product candidate SEL-212 and consulting, licensing, supplies and testing activities to initiate or expand research on our other pipeline indications.

General and administrative
The following is a comparison of general and administrative expenses for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2017	2016	(decrease)
	(unaudited)
General and administrative	$4,903	$2,418	$2,485	103%

For the three months ended June 30, 2017, our general and administrative expenses increased $2.5 million, or 103%, as compared to the 2016 period, primarily due to (i) $0.7 million related to growth in headcount to support public company filings and control processes, (ii) a $0.1 million increase in consulting fees for market research and investor relations, (iii)$0.3 million of stock compensation expense, (iv) $0.3 million of licensing fees associated with collaborations, (v) $0.7 million relating to the continued increase in our patent inventory and reimbursement of expenses for our patent in-licensing activities, (vi) $0.1 million of office and facilities expense resulting from increased headcount and (vii) $0.3 million of other expenses.
Investment income
Investment income increased by $0.1 million during the three months ended June 30, 2017 as compared to the comparable period in 2016. This increase was due to an increase of $30.0 million of investments held by us as of June 30, 2017 compared to the holdings as of June 30, 2016.
Foreign currency gain (loss)
We recognized a foreign currency gain of $0.1 million and a foreign currency loss of $0.2 million during the three months ended June 30, 2017 and 2016 respectively, reflecting the fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.3 million for each of the three months ended June 30, 2017 and 2016, respectively, representing interest expense and amortization of the carrying costs of our credit facility.
Other income (expense)
Other income (expense) was de minimis for the three months ended June 30, 2017 and 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016
Revenue
The following is a comparison of revenue for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2017	2016	(decrease)
	(unaudited)
Grant revenue	$148	$3,601	$(3,453)	(96)%
Collaboration revenue	15	504	(489)	(97)%
Total revenue	$163	$4,105	$(3,942)	(96)%
During the six months ended June 30, 2017, total revenue decreased by $3.9 million, or 96%, as compared to the six months ended June 30, 2016. The decrease in grant revenue was the result of reduced revenue from our NIDA grant, resulting in a $3.0 million reduction year over year, as well as a $0.5 million decrease in other grant revenues resulting from the wind down of grant terms. The decrease in collaboration revenues was the result of the termination of the Sanofi collaboration in November 2016 resulting in a decrease of $0.4 million from the comparative period.

Research and development
The following is a comparison of research and development expenses for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2017	2016	(decrease)
	(unaudited)
Research and development	$22,038	$12,648	$9,390	74%

During the six months ended June 30, 2017, our research and development expenses increased by $9.4 million, or 74%, as compared to the comparable period in 2016, reflecting the incremental costs for headcount, consulting and clinical to continue and expand the Phase 2 stage of our Phase 1/2 clinical program for our lead product candidate SEL-212 and consulting, licensing, supplies and testing activities to initiate or expand research on our other pipeline programs.
General and administrative
The following is a comparison of general and administrative expenses for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2017	2016	(decrease)
	(unaudited)
General and administrative	$8,778	$4,799	$3,979	83%

For the six months ended June 30, 2017, our general and administrative expenses increased $4.0 million, or 83%, as compared to the 2016 period, primarily due to (i) $1.3 million related to growth in headcount to support public company filings and control processes, (ii) a $0.3 million increase in consulting fees for market research and investor relations, (iii) $0.6 million of stock compensation expense, (iv) $0.3 million of licensing fees associated with collaborations, (v)$0.9 million relating to the continued increase in our patent inventory and reimbursement of expenses for our patent in-licensing activities, (vi) $0.3 million of office and facilities expense resulting from increased headcount and (vii) $0.3 million of other expenses.
Investment income
Investment income increased by $0.2 million during the six months ended June 30, 2017 as compared to the comparable period in 2016. This increase was due to an increase of $30.0 million of investments held by the Company as of June 30, 2017 compared to the holdings as of June 30, 2016.
Foreign currency gain (loss)
We recognized a foreign currency loss of $0.1 million and $0.4 million during the six months ended June 30, 2017 and 2016, respectively, reflecting the fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.6 million for each of the six months ended June 30, 2017 and 2016, respectively, representing interest expense and amortization of the carrying costs of our credit facility.
Other income (expense)
Other income (expense) was de minimis for the six months ended June 30, 2017 and 2016.

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
From our inception through June 30, 2017, we had raised an aggregate of $291.2 million to fund our operations, of which $118.5 million was from the sale of preferred stock, $9.9 million was from government grants, $14.3 million was from borrowings under our credit facility, $36.8 million was through our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering in June 2016 and the underwriters' exercise in part of their option to purchase additional shares of our common stock in July 2016, and $47.2 million in combined net proceeds from our private placement of common stock in June 2017, or the 2017 PIPE.
On June 26, 2017, we entered into a Securities Purchase Agreement, or the Institutional Purchase Agreement, with the purchasers named therein, or the Institutional Investors, and a Securities Purchase Agreement, or the Springer Purchase Agreement, with Timothy Springer, Ph.D., a member of our board of directors.
Pursuant to the Institutional Purchase Agreement, we agreed to sell an aggregate of 2,750,000 shares of our common stock to the Institutional Investors for aggregate gross proceeds of $44 million, at a purchase price equal to $16.00 per share. Pursuant to the Springer Purchase Agreement, we agreed to sell to Dr. Springer an aggregate of 338,791 shares of common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the NASDAQ Global Market on June 23, 2017, and warrants to purchase 79,130 shares of common stock, or the Warrant Shares, exercisable at $17.71 per Warrant Share. The purchase price for each warrant was equal to $0.125 for each Warrant Share, consistent with NASDAQ Global Market requirements for an “at the market” offering. The Springer Offering resulted in additional aggregate gross proceeds to us of approximately $6 million for total aggregate gross proceeds to us of $50 million. On June 27, 2017, in connection with issuance of the Warrant Shares, we entered into a Common Stock Purchase Warrant with Dr. Springer, or the Warrant. The Warrant has a term of five years. We closed under the Institutional Purchase Agreement and the Springer Purchase Agreement on June 27, 2017.
As of June 30, 2017, our cash equivalents and short term investments were $112.7 million, of which $1.9 million was held by our Russian subsidiary designated solely for use in its operations including $0.1 million of restricted cash. Our Russian subsidiary cash is consolidated for financial reporting purposes.
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
The credit facility is secured by substantially all of our personal property other than our intellectual property. The term loan under the credit facility bears interest at an annual rate equal to the greater of (i) 8.0% and (ii) the sum of (a) the 30‑day U.S. LIBOR rate five business days prior to the applicable funding date plus (b) 7.68%. We were required to make interest payments through January 1, 2017, or the interest only period. Following the interest only period, all outstanding borrowings under the credit facility began amortizing with monthly payments of principal and interest being made over 30 consecutive monthly installments. All loans under the facility mature on July 1, 2019, and include a final payment fee equal to 6.0% of the total amount borrowed under the credit facility. This final payment has been recorded as a discount to the loan balance and is being amortized into interest expense over the life of the loan.

The term loan is prepayable at our option in whole, but not in part, subject to a prepayment fee of 2.0% if the terms loans are prepaid between the first and second anniversary of the December 31, 2015 borrowing date, and 1.0% if the term loan is prepaid after the second anniversary of the borrowing date. We are also required to prepay the term loan upon the occurrence of customary events of default set forth in the credit agreement. In addition, the term loan contains a subjective acceleration clause whereby an event of default and immediate acceleration of the borrowings under credit agreement occurs in the event of a material impairment of the perfection or priority of the lenders’ lien in the collateral or the value of such collateral, a material adverse change in our business operations or condition (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations.
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
Based on the current operating plan, we expect that our cash, cash equivalents, short-term investments and restricted cash as of June 30, 2017, will fund our operating expenses and capital expenditure requirements into 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:
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
Cash flows
Comparison of the Six Months Ended June 30, 2017 and 2016
The following is a summary of cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Beginning of the period	$58,656	$32,337
Net cash used in operating activities	(23,926)	(15,773)
Net cash (used in) provided by investing activities	(5,834)	3,314
Net cash provided by financing activities	53,654	62,508
Effect of exchange rate changes on cash	80	262
End of the period	$82,630	$82,648
Net cash used in operating activities
Net cash used in operating activities was $23.9 million for the six months ended June 30, 2017 as compared to $15.8 million for the six months ended June 30, 2016. The increase in net cash used in operating activities of $8.2 million reflects a$16.7 million increase in recorded net loss associated with the increased research and development expenses as we advanced from Phase 1 to Phase 2 clinical trials coupled with (i) $1.9 million in net cash used to pay outstanding accounts payable associated with operations and (ii) a decrease in recorded deferred revenues of $0.8 million offset by (i) an increase in recorded accrued expenses and other liabilities of $5.5 million (ii) $3.4 million reduction in restricted cash and other assets (iii) a`n increase in (non-cash) stock-based compensation expense of $0.9 million and (iv) $1.4 million decrease of outstanding accounts receivable.

Net cash used in and provided by investing activities
Net cash used in investing activities was $5.8 million for the six months ended June 30, 2017, as compared to $3.3 million of net cash provided by investing activities for the six months ended June 30, 2016. The net change in cash of $9.1 million used in investing activities for the six months ended June 30, 2017 resulted from the purchase of additional short term investments totaling $32.5 million combined with additional equipment purchases of $0.2 million offset by maturities of short term investments of $23.6 million.
Net cash provided by financing activities
Net cash provided by financing activities was $53.7 million for the six months ended June 30, 2017 as compared to $62.5 million for the six months ended June 30, 2016. The decrease of $8.8 million resulted from (i) $50.0 million of net cash derived from the 2017 PIPE, (ii) $5.0 million received in connection with the issuance of common stock to Spark for contractual equity acquisition rights and (iii) $0.5 million from the exercise of employee stock options, offset by $1.8 million of loan principle payments made during the six months ended June 30, 2017 as opposed to the net cash of $62.5 million received in connection with our IPO related activities in 2016.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.
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
During the six months ended June 30, 2017, there were no material changes to our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2017 and December 31, 2016, we had cash equivalents and short term investments of $112.7 million and $84.1 million, respectively, consisting of non‑interest and interest‑bearing money market accounts, repurchase agreements, short-term investments of treasuries and government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. At June 30, 2017, we held $1.9 million of total cash in Russian banks to support our Russian subsidiary, which includes $1.8 million of cash and cash equivalents and $0.1 million of restricted cash, of which $1.8 million of cash and cash equivalents were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses in every year. Our net loss was $31.1 million for the six months ended June 30, 2017 and $36.2 million and $25.2 million for the years ended December 31, 2016 and 2015, respectively. As of June 30, 2017, we had an accumulated deficit of $182.7 million. To date, we have financed our operations primarily through our initial public offering of our common stock, a private placement of our common stock, issuances of preferred stock, debt, research grants and research collaborations. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. In November 2016, we received written notice from Sanofi that Sanofi had elected to terminate in its entirety our license and research collaboration agreement with Sanofi, or the Sanofi Agreement. As a result of the termination of the Sanofi Agreement, which was effective on May 8, 2017, we will not receive any future payments related to the Sanofi Agreement. We have devoted substantially all of our financial resources and efforts to developing our SVP technology, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of our product candidates, and we have not completed development of any SVP-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
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

-
add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operations as a public company; and

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
We believe that our existing cash, cash equivalents and investments, and restricted cash as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements into 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
We commenced active operations in 2007, and our operations to date have been limited to developing and researching our SVP technology and related products and programs, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. Other than our product candidate utilizing LMB-100 which is co-administered with SVP-Rapamycin, SELA-070 and SEL‑212, our product candidates are still in preclinical development. While we have completed our Phase 1 clinical trial for SEL‑212, our lead product candidate, we have not yet completed any other clinical trials for SEL‑212 or any other product candidates. We initiated our Phase 2 clinical trial of SEL‑212 in October 2016, but have not yet demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter‑to‑quarter and year‑to‑year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our credit facility and subsidiary’s charter place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
We have a $12.0 million credit facility with Oxford Finance LLC, or Oxford, and Pacific Western Bank, as successor in interest to Square 1 Bank, that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of June 30, 2017, the outstanding principal balance under the credit facility was $10.2 million. The credit facility contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and notifications, maintain proper books of record and account, timely file and pay tax returns, maintain inventory and insurance coverage, maintain unrestricted cash in a control account equal to or greater than the lesser of 105% of all outstanding amounts under the credit facility and 100% of the cash and cash equivalents of our company and our wholly‑owned subsidiary, Selecta Biosciences Security Corporation, and protect material intellectual property. The negative covenants include, among others, restrictions on us and our subsidiaries from transferring collateral, changing businesses, dissolving, liquidating, engaging in mergers or acquisitions, adding new offices or locations, making certain organizational changes, incurring additional indebtedness, encumbering collateral, paying cash dividends or making other distributions, making investments, selling assets, undergoing a change in control, engaging in certain non‑ordinary course material transactions with affiliates, and making certain payments or transfers to our subsidiary Selecta (RUS) LLC, or Selecta RUS, in each case subject to certain exceptions. If we default under the credit facility, Oxford, as collateral agent for the lenders, may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
In addition, the charter of our subsidiary, Selecta RUS, prohibits distributions to us in violation of Russian law or if, as a result of such distribution, Selecta RUS would be insolvent or its net assets would be less than its charter capital and statutory reserves. Selecta RUS held $1.9 million of total cash in Russian banks as of June 30, 2017, including $1.8 million of cash and cash equivalents and $0.1 million of restricted cash.
Our ability to use our net operating loss and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.
We have net operating loss carryforwards, or NOLs, for federal and state income tax purposes which may be available to offset our future taxable income, if any. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre‑change NOLs to offset future taxable income. If the U.S. Internal Revenue Service challenges our analysis that existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in connection with or after this public offering, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. As a result, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.
RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES
We are very early in our clinical development efforts and may not be successful in our efforts to use our SVP technology to build a pipeline of product candidates and develop marketable drugs.
We are primarily using our SVP technology to improve and enable biologics that treat rare and serious diseases, with an initial focus on developing SEL‑212 for the treatment of chronic severe gout. While we believe our preclinical and clinical data to date have validated our technology to a degree, we are at an early stage of development and our technology has not yet led to, and may never lead to, approvable or marketable drugs. We are developing additional product candidates to address the problem of anti‑drug antibodies, or ADAs, and immunogenicity in biologic therapy and to treat cancer and other infectious diseases and conditions that are not responsive to currently available vaccines. We may have problems applying our technologies to these other areas, and our new product candidates may not be as effective as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development, including as a result of harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:

-    completion of preclinical studies and clinical trials with positive results;
-    receipt of marketing approvals from applicable regulatory authorities;
-    obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

-	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities, or --establishing such capabilities ourselves;
-    launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

-
our existing collaboration agreements remaining in effect and our ability to enter into new collaborations throughout the development process as appropriate, from preclinical studies through to commercialization;

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
All of our product candidates are derived from our SVP technology, which is an unproven approach to inducing antigen‑specific tolerance or stimulating the immune system. In addition, SEL‑212, our lead product candidate, uses pegsiticase, a biologic, which we source primarily from Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio, in China. We have not, nor to our knowledge has any other company, received FDA approval for a therapeutic based on SVP or for a biologic product manufactured in China. In addition, we may use biologics other than pegsiticase with our SVP technology.
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

We are applying our SVP technology to antigen-specific immune tolerance for gene therapy involving gene augmentation, replacement or editing. So far no gene therapy product has been approved for a genetic disease in the United States and only two such products have been approved in the European Union.
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
Sponsors of certain clinical studies of cells containing recombinant or synthetic nucleic acid molecules, including human gene transfer studies, must comply with the National Institutes of Health’s, or NIH’s, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or (“NIH Guidelines”). The NIH Guidelines set forth the principles and requirements for NIH and institutional oversight of research with recombinant or synthetic nucleic acid molecules, including the standards for investigators and institutions to follow to ensure the safe handling and containment of such molecules. In April 2016, modifications to the NIH Guidelines went into effect, pursuant to which only a subset of human gene transfer protocols are subject to review by the NIH Recombinant DNA Advisory Committee, or RAC, a federal advisory committee that provides recommendations regarding research involving recombinant or synthetic nucleic acid molecules. Specifically, under the modified NIH Guidelines, RAC review of the protocol will be required only in exceptional cases where (a) an oversight body such as an Institutional Biosafety Committee, or IBC, which provides local review and oversight of research utilizing recombinant or synthetic nucleic acid molecules, or an IRB determines that the protocol would significantly benefit from RAC review, and (b) the protocol (i) uses a new vector, genetic material, or delivery methodology that represents a first-in-human experience and thus presents an unknown risk, and/or (ii) relies on preclinical safety data that were obtained using a new preclinical model system of unknown and unconfirmed value, and/or (iii) involves a proposed vector, gene construct, or method of delivery associated with possible toxicities that are not widely known and that may render it difficult for oversight bodies to evaluate the protocol rigorously. The RAC review proceedings are public, and reports are posted publicly to the website for the NIH’s Office of Biotechnology Activities. Although compliance with the NIH Guidelines is mandatory for research conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Independent of RAC review, the NIH Guidelines also require all human gene transfer protocols subject to the NIH Guidelines to be registered with NIH, with limited exemptions. A study subject to the NIH Guidelines may not begin until the IBC approves the protocol, and the IBC cannot approve the protocol until confirmation from the NIH that such registration is complete. In the event that RAC review is warranted, the protocol registration process cannot be completed until RAC review has taken place.
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
Our lead product candidate, SEL-212, is currently being evaluated in a Phase 2 clinical program that we initiated in October 2016 and we expect it to conclude by the end of 2017. In April 2017, we also in-licensed LMB-100, a next-generation immunotoxin that is currently in a Phase 1 clinical program at the Center for Cancer Research at the NCI, for pancreatic cancer, mesothelioma and other cancers. For this product candidate, we plan to co-administer LMB-100 with SVP-Rapamycin. In May 2017 we commenced dosing for a Phase 1 clinical trial for SELA-070, a nicotine vaccine candidate in development for smoking cessation and relapse prevention, to assess its safety, tolerability and pharmacodynamic profile. Aside from these programs, our other product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failed clinical trial can occur at any stage of testing. Moreover, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval for, or commercialize, our product candidates, including:

-	clinical trials of our product candidates may produce unfavorable, incomplete or inconclusive results;

-	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

-	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with CROs, or clinical trial sites;

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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. We expect to seek orphan drug designation for several of our product candidates. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States.
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
RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES AND MANUFACTURING
We rely on 3SBio in China as our primary supplier of pegsiticase and on other third parties for the manufacture of our product candidates for preclinical and clinical testing, and expect to continue to do so for the foreseeable future. Our reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We obtain the biologic pegsiticase, a component of SEL‑212, our lead product candidate, primarily from 3SBio in China. Under our license agreement with 3SBio, we are not permitted to manufacture pegsiticase and, while we have entered into a contract with a back-up supplier located outside of China, we expect to continue to rely on 3SBio as the primary supplier of pegsiticase for the foreseeable future. .
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

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under such collaborations. For example, in November 2016, we received written notice from Sanofi that Sanofi had elected to terminate in its entirety the Sanofi Agreement, which was effective on May 8, 2017, and as a result we will not receive any future payments related in the Sanofi Agreement. In addition, in June 2017 we notified Spark that our license agreement with Spark would automatically terminate because Spark had not made a required license payment by May 31, 2017, unless the payment was made within five days. While we subsequently entered into a letter agreement with Spark, pursuant to which the parties agreed that Spark would make the license payment by June 6, 2017 and we revoked our notice of termination, there can be no assurance that our license agreement with Spark will not be terminated in the future. If we do not receive the funding we expect under these agreements, our continued development of our SVP technology and product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our therapeutic program collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.
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
We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials, including our Phase 2 clinical trial of SEL‑212.
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
The therapeutic advantages that we believe may be offered by our product candidates, if approved, may fail to materialize, or may not be recognized by physicians, hospital administrators, patients, caregivers, healthcare payors and others in the medical community. For example, physicians may be skeptical to use SEL‑212 for the treatment of chronic severe gout. Patients may also be skeptical of using a product based on our SVP technology. The therapeutic advantages of our product candidates may not be sufficient to either move market share to us or expand the population of patients using our treatments.
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
Healthcare providers, customers and third‑party payors will play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:

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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. We expect that the new presidential administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. There is uncertainty with respect to the impact the current presidential administration and the U.S. Congress may have, if any, and any changes, which could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA, will likely take time to unfold. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
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
We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.
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
Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA‑approved biological product. This new pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product. This data exclusivity does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval. It is possible that Congress may take measures to reduce or eliminate these periods of exclusivity. The Biologics Price Competition and Innovation Act of 2009 is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty. Although it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates.

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
In response to the events in Crimea and other factors, the United States and the European Union have imposed sanctions on certain individuals, companies and financial institutions in Russia and additional sanctions could be forthcoming. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials, and Russia has also announced that it is prepared to take additional retaliatory action in response to further Russia-related sanctions imposed by the United States in August 2017. If the United States and European Union were to impose additional sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities with respect to our program for HPV‑associated cancers currently conducted by Selecta RUS, or any other research and development activities with respect to our other immune stimulation programs conducted by Selecta RUS in the future, could be adversely affected.
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 31% of our outstanding voting stock as of June 30, 2017. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Approximately 12.9 million shares of our common stock became eligible to be sold into the market on December 19, 2016, unless held by one of our affiliates, in which case the resale of those securities is subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of approximately 12.3 million shares of our common stock as of the completion of the initial public offering of our common stock on June 27, 2016 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, on June 27, 2017, we issued and sold in a private placement 3,088,791 shares of our common stock and a warrant to purchase 79,130 shares of our common stock. Pursuant to a registration rights agreement entered into with the investors in the private placement, on July 13, 2017, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrant. As a result, these shares can be freely sold in the public market.
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
For instance, we recently completed a private placement that resulted in approximately $50 million in aggregate gross proceeds. On June 26, 2017 we entered into a securities purchase agreement, or the Institutional SPA, with the purchasers named therein, or the Institutional Investors, and a securities purchase agreement, or the Springer SPA, with Timothy Springer, Ph.D., a member of our board of directors.
Pursuant to the Institutional SPA, we agreed to sell an aggregate of 2,750,000 shares of our common stock to the Institutional Investors for aggregate gross proceeds of $44 million, at a purchase price equal to $16.00 per share. Pursuant to the Springer SPA, we agreed to sell to Dr. Springer an aggregate of 338,791 shares of our common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the NASDAQ Global Market on June 23, 2017, and warrants to purchase 79,130 shares of common stock, exercisable at $17.71 per share. The closing of the Springer SPA resulted in additional aggregate gross proceeds to us of approximately $6 million for a total of $50 million. The closing of these transactions occurred on June 27, 2017. Pursuant to a registration rights agreement entered into with the investors in the private placement, on July 13, 2017, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrant. As a result, these shares can be freely sold in the public market.
In addition, on December 2, 2016 we entered into a stock purchase agreement, or the Spark SPA, with Spark Therapeutics, Inc., or Spark, in conjunction with a license and option agreement with Spark. Pursuant to the Spark SPA, we issued and sold 197,238 shares of our common stock to Spark for gross proceeds of $5.0 million, which purchase price per share represented a 115.0% premium to the average of the daily volume-weighted average price, or VWAP, of the common stock during the thirty consecutive calendar days ending on, and including, December 1, 2016. Spark agreed to make two additional investments of $5.0 million in our common stock, in each case at a 115.0% premium, subject to the terms and conditions of the Spark SPA. The first additional investment was consummated on June 8, 2017 when Spark purchased 324,362 shares of common stock pursuant to the Spark SPA, as amended by a letter agreement between Spark and us dated June 6, 2017, for an aggregate purchase price of $5.0 million. The second additional investment is contemplated to take place between October 1, 2017 and November 1, 2017.
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
On June 26, 2017, we entered into a Securities Purchase Agreement, or the Institutional Purchase Agreement, with the purchasers named therein, or the Institutional Investors, and a Securities Purchase Agreement, or the Springer Purchase Agreement with Timothy Springer, Ph.D., a member of our the board of directors.
On June 27, 2017, pursuant to the Institutional Purchase Agreement, we issued and sold an aggregate of 2,750,000 shares of our common stock to the Institutional Investors for aggregate gross proceeds of $44 million, at a purchase price equal to $16.00 per share. On June 27, 2017, pursuant to the Springer Purchase Agreement, we issued and sold to Dr. Springer an aggregate of 338,791 shares of our common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the NASDAQ Global Market on June 23, 2017, and warrants to purchase 79,130 shares of our common stock, or the Warrant Shares, exercisable at $17.71 per share. The purchase price for each warrant was equal to$0.125 for each Warrant Share, consistent with NASDAQ Global Market requirements for an “at the market” offering. In connection with the Springer Purchase Agreement, we entered into a Common Stock Purchase Warrant with Dr. Springer, or the Warrant, to issue the Warrant Shares. The Warrant has a term of five years. The closing of the Springer Purchase Agreement resulted in additional aggregate gross proceeds to us of approximately $6.0 million for a total of $50.0 million in aggregate gross proceeds.
These transactions are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The Institutional Investors and Dr. Springer have acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in these transactions.
Use of Proceeds from Registered Securities
On June 21, 2016, we completed the initial public offering of our common stock and issued and sold 5,000,000 shares of our common stock at a public offering price of $14.00 per share.
The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-211555), as amended, which was declared effective by the Securities and Exchange Commission, or the SEC, on June 21, 2016, and a Registration Statement on Form S-1MEF (File No. 333-212162), which was automatically effective upon filing with the SEC on June 21, 2016. On July 25, 2016, we closed the underwriters’ over-allotment option in part, and we sold 289,633 shares at a price to the public of $14.00 per share.
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

SELECTA BIOSCIENCES, INC.

Date: August 11, 2017	By:	/s/ Werner Cautreels, Ph.D.
Werner Cautreels, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 11, 2017	By:	/s/ David Siewers
David Siewers
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
10.1††	Patent License Agreement, entered into as of April 27, 2017, by and between the U.S. Department of Health and Human Services, as represented by The National Cancer Institute an Institute or Center of the National Institutes of Health and the Registrant	10-Q	001-37798	10.1	5/11/2017
10.2	Common Stock Purchase Warrant, dated June 27, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	4.1	6/28/2017
10.3	Securities Purchase Agreement, dated June 26, 2017, by and among the Registrant and the Investors named therein	8-K	001-37798	10.1	6/28/2017
10.4	Securities Purchase Agreement, dated June 26, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	10.2	6/28/2017
10.5	Registration Rights Agreement, dated June 27, 2017, by and among the Registrant and the Investors named therein	8-K	001-37798	10.3	6/28/2017
10.6†	Amended & Restated License Agreement, dated as of May 31, 2017, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.					*
10.7†	Letter Agreement, dated June 6, 2017, by and between the Registrant and Spark Therapeutics, Inc.					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
*    Filed herewith.
**  Furnished herewith.
† Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.
†† Confidential treatment granted as to portions of this exhibit. Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission.