Form 10-Q
period 2017-09-30
SELECTA BIOSCIENCES INC
filed 2017-11-07
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 3, 2017 the registrant had 22,336,576 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)
(Unaudited)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,151	$58,656
Short-term deposits and investments	32,237	25,485
Restricted cash	76	78
Accounts receivable	—	215
Prepaid expenses and other current assets	2,888	2,382
Total current assets	107,352	86,816
Property and equipment, net	2,055	2,047
Restricted cash and other deposits	316	316
Other assets	—	122
Total assets	$109,723	$89,301
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,519	$3,882
Accrued expenses	6,547	3,921
Loans payable, current portion	—	4,067
Deferred revenue, current portion	3,256	1,836
Total current liabilities	11,322	13,706
Non‑current liabilities:
Deferred rent and lease incentive	168	222
Loans payable, net of current portion	20,954	7,977
Deferred revenue, net of current portion	10,953	12,439
Other long‑term liabilities	1,250	—
Total liabilities	44,647	34,344
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 22,120,507 and 18,438,742 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	2	1
Additional paid-in capital	266,836	211,125
Receivable from stock option exercises	—	(75)
Accumulated deficit	(197,353)	(151,576)
Accumulated other comprehensive loss	(4,409)	(4,518)
Total stockholders’ equity	65,076	54,957
Total liabilities and stockholders’ equity	$109,723	$89,301
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Grant and collaboration revenue	$27	$1,048	$190	$5,153
Operating expenses:
Research and development	9,504	6,021	31,542	18,669
General and administrative	4,377	2,495	13,155	7,294
Total operating expenses	13,881	8,516	44,697	25,963
Loss from operations	(13,854)	(7,468)	(44,507)	(20,810)
Investment income	165	98	379	121
Loss on extinguishment of debt	(673)	—	(673)	—
Foreign currency transaction gain (loss), net	(30)	(51)	(113)	(429)
Interest expense	(268)	(311)	(847)	(931)
Other expense, net	(16)	4	(16)	(78)
Net loss	(14,676)	(7,728)	(45,777)	(22,127)
Other comprehensive loss:
Foreign currency translation adjustment	(1)	15	79	416
Unrealized gain (loss) on securities	5	16	30	16
Comprehensive loss	$(14,672)	$(7,697)	$(45,668)	$(21,695)
Net loss	(14,676)	(7,728)	(45,777)	(22,127)
Accretion of redeemable convertible preferred stock	—	—	—	(4,566)
Net loss attributable to common stockholders	$(14,676)	$(7,728)	$(45,777)	$(26,693)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.66)	$(0.43)	$(2.31)	$(3.39)
Weighted average common shares outstanding
Basic and diluted	22,082,207	18,108,014	19,803,551	7,881,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

						Accumulated
			Additional	Stock		other
	Common stock		paid‑In	option	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	receivable	deficit	loss	Equity
Balance at December 31, 2016	18,438,742	$1	$211,125	$(75)	$(151,576)	$(4,518)	$54,957
Issuance of common stock under Employee Stock Purchase Plan	16,263	—	180	—	—	—	180
Issuance of common stock upon exercise of options	252,349	—	545	75	—	—	620
Stock‑based compensation expense	—	—	2,872	—	—	—	2,872
Issuance of common stock, license agreement	324,362	—	5,000	—	—	—	5,000
Issuance of common stock, Private placement net of issuance costs	3,088,791	1	47,114	—	—	—	47,115
Currency translation adjustment	—	—	—	—	—	79	79
Unrealized gains (losses) on securities	—	—	—	—	—	30	30
Net loss	—	—	—	—	(45,777)	—	(45,777)
Balance at September 30, 2017	22,120,507	$2	$266,836	$—	$(197,353)	$(4,409)	$65,076
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Operating activities
Net loss	$(45,777)	$(22,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	567	545
Amortization of premiums and accretion of discounts on investments	200	113
Loss on disposal of fixed assets	16	—
Stock‑based compensation expense	2,872	1,281
Non‑cash interest expense	249	176
Loss on extinguishment of debt	673	—
Change in fair value of redeemable convertible preferred stock warrant	—	12
Changes in operating assets and liabilities:
Accounts receivable	215	341
Prepaid expenses and other assets	(386)	(1,668)
Restricted cash and other deposits	703	507
Accounts payable	(2,399)	(35)
Deferred revenue	(66)	586
Contingently repayable grant funding	—	(207)
Accrued expenses and other liabilities	3,768	(763)
Net cash used in operating activities	(39,365)	(21,239)
Investing activities
Maturities of Short-term government obligations	41,115	6,900
Purchase of Short-term investments	(48,736)	(23,318)
Purchases of property and equipment	(584)	(478)
Net cash used in investing activities	(8,205)	(16,896)
Financing activities
Vesting of restricted stock	—	16
Repayments of long-term debt	(12,934)	—
Deferred IPO costs paid	—	(4,068)
Proceeds from Initial Public Offering, net of underwriters' discounts and commissions	—	68,871
Proceeds from Private Placement, net of issuance costs ($2.9 million)	47,120	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	180	—
Issuance of common stock	5,000	—
Issuance of long-term debt, net of expenses	20,999	—
Exercise of stock options	620	48
Net cash provided by financing activities	60,985	64,867
Effect of exchange rate changes on cash	80	419
Net increase in cash and cash equivalents	13,495	27,151
Cash and cash equivalents at beginning of period	58,656	32,337
Cash and cash equivalents at end of period	$72,151	$59,488
Cash paid during the year for:
Interest	660	729
Supplemental noncash investing and financing activities:
Purchase of property and equipment not yet paid	$8	$31
Reclassification of deferred IPO costs from non-current assets to additional paid-in capital	—	4,369
Debt issuance costs included in account payable	29	—
Accrued dividends and accretion of preferred stock to redemption value	—	4,566
Private placement offering costs in accounts payable and accrued liabilities	7	—
Unrealized gain on marketable securities	$31	$16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Year Ended December 31, 2016 and Unaudited Three Months and Nine Months Ended September 30, 2017 and 2016)
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 28, 2017 (the "Annual Report on Form 10-K").
The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2017 and consolidated results of operations for the three and nine months ended September 30, 2017 and cash flows for the nine months ended September 30, 2017. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.
Liquidity
The Company has incurred losses since inception and negative cash flows from operating activities. As of September 30, 2017 and December 31, 2016, the Company had an accumulated deficit of $197.4 million and $151.6 million, respectively. The Company’s cash and cash equivalents as of September 30, 2017 and December 31, 2016, includes $1.6 million and $2.4 million of unrestricted cash held by its Russian subsidiary. The future success of the Company is dependent upon its ability to obtain additional capital through issuances of equity and debt securities and from collaboration and grant agreements in order to further the development of its technology and product candidates, and ultimately upon its ability to attain profitable operations. There can be no assurance that the Company will be able to obtain the necessary financing to successfully develop and market its product candidates or attain profitability.
Based on the current operating plan, the Company expects that its cash, cash equivalents, short-term investments and short-term restricted cash as of September 30, 2017, will fund its operating expenses and capital expenditure requirements into mid-2019 based on the latest forecast.  The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it currently expects. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the Company’s product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, the Company cannot estimate the actual amounts necessary to successfully complete the development and commercialization of its product candidates or whether, or when, it may achieve profitability.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through September 30, 2017, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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

Cash Equivalents and Short-term Investments
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with remaining maturities greater than 90 days when purchased. The Company classifies these investments as available‑for‑sale and records them at fair value in the accompanying consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive income (loss). Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.
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
Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of September 30, 2017, the Company maintained approximately $1.7 million in Russian bank accounts, of which $1.6 million was held in U.S. dollars.
The Company has minimal credit risk as the majority of accounts receivable relates to amounts due under a government sponsored grant, collaboration with large pharmaceutical companies or grants from well‑known and supported non‑profit organizations. The Company did not have any off balance sheet arrangements as of September 30, 2017 and December 31, 2016.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, short‑term investments, restricted cash, accounts receivable, accounts payable, loans payable, and common stock warrants. The carrying amounts of cash equivalents, Short-term investments, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their Short-term maturities.
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
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2017 or the year ended December 31, 2016.
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
Impairment of Long‑Lived Assets
The Company periodically evaluates its long‑lived assets for potential impairment. Impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. Impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than their carrying value. The Company did not recognize any impairment charges as of September 30, 2017 and December 31, 2016.
Debt Issuance Costs
Debt issuance costs and fees paid to lenders are classified as a debt discount, and are recorded as a direct deduction from the face amount of the related debt. Issuance costs paid to third parties that are the direct result of the debt issuance are capitalized as a direct deduction from the face amount of the related debt. Debt issuance costs are amortized over the term of the related debt using the interest method and recorded as interest expense. Costs and fees paid to third parties are expensed as incurred.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign exchange translation adjustment	Unrealized gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(4,482)	$(36)	$(4,518)
Other comprehensive gain (loss) during the period	79	30	109
Balance at September 30, 2017	$(4,403)	$(6)	$(4,409)
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

Collaboration Revenue
The Company enters into collaborative arrangements for the development and commercialization of product candidates utilizing the Company’s Synthetic Vaccine Particles (SVP) technology. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to its technology platforms, (ii) rights to future technological improvements, (iii) research and development activities to be performed on behalf of the collaborative partner or as part of the collaboration, (iv) the manufacture of pre-clinical or clinical materials for the collaborative partner, and (v) options to acquire licenses for additional therapeutic areas. Payments to the Company under these agreements may include nonrefundable license fees, option fees, exercise fees, payments for research and development activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales.
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
At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties based on the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, whether the milestone consideration is reasonable relative to all deliverables and payment terms, as well as the level of effort and investment required. Revenues from milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and recognized over the remaining period of performance.
Grant Agreements
Grant revenue is generally recognized as the related research and development work is performed. Grant arrangements frequently include payment milestones which the Company has judged to be non‑substantive milestones as they are typically entitled to receive payment regardless of the outcome of the research work. Revenue under such arrangements is recognized using a proportional performance method, but not more than cash received.
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
Income Taxes
The Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more‑likely‑than‑not be realized.
The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more-likely-than-not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more‑likely‑than‑not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. To date, the Company has not incurred interest and penalties related to uncertain tax positions.
Preferred stock
Prior to the completion of the IPO, the Company classified preferred stock as temporary equity and initially records it at the original issuance price, net of issuance costs and discounts. The carrying value was accreted up to the redemption value over the earliest redemption period. The carrying value was also adjusted for dividends expected to be paid upon redemption or liquidation according to the preferred stock terms on each balance sheet date.
Warrants
The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares.
If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss.  Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
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
Net Loss Per Share
The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has computed diluted net loss per common share after considering all potentially dilutive common shares, including stock options, convertible preferred stock, and warrants outstanding during the period except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti‑dilutive and basic and diluted loss per share have been the same.
Deferred Rent
Rent expense and lease incentives from operating leases are recognized on a straight‑line basis over the lease term. The difference between rent expense recognized and rental payments is recorded as deferred rent in the accompanying consolidated balance sheets.
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of September 30, 2017 and December 31, 2016, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date.
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
The Company initiated an assessment of the potential changes from adopting ASU 2014-09. The assessment includes identifying and analyzing the impact of the standard by reviewing the Company's current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to each revenue contract associated with all of the Company's revenue streams. As of September 30, 2017, the Company had two revenue contracts that would require assessment under ASU 2014-09. The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective method. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions. The Company is still evaluating aspects of ASU 2014-09 and has not determined how it may impact its financial position, results of operations or related disclosures.

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
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) (“ASU 2016-01”). The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. This guidance is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for the Company on January 1, 2018. The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statements.
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
3. Available-for-Sale Marketable Securities
As of September 30, 2017 and December 31, 2016, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. government and corporate debt securities.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	32,241	—	(4)	32,237
Total available-for-sale marketable securities	$32,241	$—	$(4)	$32,237

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	24,821	17	(53)	24,785
Total available-for-sale marketable securities	$24,821	$17	$(53)	$24,785
All available-for-sale marketable securities are classified in the Company’s Condensed Balance Sheets as Short-term deposits and investments.
The Company classifies its marketable debt securities based on their contractual maturity dates. As of September 30, 2017, the Company’s marketable debt securities mature at various dates through March 2018. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$32,237	$32,241	$24,785	$24,821
As of September 30, 2017 the Company held a total of 25 positions, 22 of which were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. The aggregate fair value of the investments in an unrealized loss position is $28.0 million. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and it had no other-than-temporary impairments on these securities as of September 30, 2017. The Company does not intend to sell these debt securities and the Company believes it is not more-likely-than-not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.
4. Net Loss Per Share
Because the Company has reported a net loss attributable to common stockholders for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Numerator:
Net (loss)	$(14,676)	$(7,728)	$(45,777)	$(22,127)
Less: accretion on preferred stock	—	—	—	(4,566)
Net loss attributable to common stockholders	$(14,676)	$(7,728)	$(45,777)	$(26,693)
Denominator:
Weighted‑average common shares outstanding—basic and diluted	22,082,207	18,108,014	19,803,551	7,881,625
Net loss per share attributable to common stockholders—basic and diluted	$(0.66)	$(0.43)	$(2.31)	$(3.39)
Potential common shares issuable upon conversion of warrants to purchase common stock and stock options that are excluded from the computation of diluted weighted average shares outstanding are as follows:

	September 30,
	2017	2016
	(unaudited)
Stock options to purchase common stock	2,419,540	2,140,295
Stock warrants to purchase common stock	176,432	113,795
Total	2,595,972	2,254,090

5. Fair Value Measurements
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of September 30, 2017 and December 31, 2016, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	September 30, 2017
	(level 1)	(level 2)	(level 3)	Total
Money market funds, included in cash equivalents	$10,062	$—	$—	$10,062
Corporate bonds, included in investments	$32,237	$—	$—	$32,237

	December 31, 2016
	(level 1)	(level 2)	(level 3)	Total
Money market funds, included in cash equivalents	$183	$—	$—	$183
Tri-party repurchase agreements, included in cash equivalents	$—	$27,000	$—	$27,000
Corporate bonds, included in investments	$24,785	$—	$—	$24,785

At September 30, 2017, all cash and cash equivalent investments where held in money market funds. At December 31, 2016, all cash and cash equivalent investments where held in money market funds and tri-party repurchase agreements. The tri-party repurchase agreements are collateralized by government securities for an amount not less than 102% of their value. All tri-party repurchase agreements have maturities of three months or less at the time of investment.
The average maturity date for Corporate Bonds, included in investments at September 30, 2017 and December 31, 2016 was 152 days and 297 days, respectively. Fair value of Corporate Bonds approximates amortized value.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
Laboratory equipment	$5,117	$4,713
Computer equipment and software	453	562
Leasehold improvements	268	222
Furniture and fixtures	232	226
Office equipment	64	64
Total property and equipment	6,134	5,787
Less accumulated depreciation	(4,079)	(3,740)
Property and equipment, net	$2,055	$2,047

Depreciation expense was $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
Payroll and employee related expenses	$1,976	$1,551
Current portion of deferred rent and lease incentive	67	29
Collaboration and licensing	1,239	170
Accrued patent fees	284	245
Accrued external research and development costs	2,054	794
Accrued professional fees	204	420
Accrued grant refund	175	152
Accrued interest	47	81
Other	501	479
Accrued expenses	$6,547	$3,921
8. Commitments and Contingencies
Operating Leases
The Company has a non‑cancellable operating lease for its laboratory and office space located at 480 Arsenal Way, Watertown, Massachusetts ("Headquarters Lease"). As part of the Headquarters Lease agreement, the landlord provided the Company a tenant improvement allowance of up to $0.7 million, which the Company fully utilized during 2012. The tenant improvement allowance is accounted for as a lease incentive obligation and is being amortized as a reduction to rent expense over the lease term. The leasehold improvements are capitalized as a component of property and equipment.
In connection with the Headquarters Lease, the Company secured a letter of credit for $0.3 million which renews automatically each year and is classified in restricted cash and other deposits in the accompanying consolidated balance sheets.
In August 2016, the Company signed an amendment to the Headquarters Lease, which extends the term through March 31, 2020. The Headquarters Lease includes a rent escalation clause, and accordingly, rent expense is being recognized on a straight-line basis over the term.
Deferred rent and lease incentive liability totaled $0.2 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively. Included in that amount, the current portion of deferred rent and lease incentive liability is classified as accrued expenses and was less than $0.1 million at September 30, 2017 and December 31, 2016, respectively.
The Company has a month‑to‑month facility agreement for its Moscow, Russia facility. Rent expense is recognized as incurred.
Rent expense for the three months ended September 30, 2017 and 2016 was $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2017 and 2016, the rent expense was 1.4 million and $1.1 million, respectively.
As of December 31, 2016, the future minimum lease payments under the Headquarters Lease, as amended are as follows (in thousands):

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
9. Debt
2015 Term Loan
On August 9, 2013, the Company entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) and Square 1 Bank (“Square 1”) to borrow up to $7.5 million. The Company initially borrowed $3.0 million in August 2013 and subsequently borrowed an additional $4.5 million in July 2014. In December 2015, the Company refinanced this debt facility to increase the amount of the borrowing to $12.0 million and to extend the repayment term. The amounts borrowed are collectively referred to as the “2015 Term Loan”. The lenders for the refinanced debt facility are Oxford and Pacific Western Bank (“Pacific Western”). Pacific Western had acquired Square 1 since the time of the original loan. Such a change in lender does not constitute third party financing on its own, and does not require extinguishment accounting. As a result of the refinancing, the stated interest rate was also adjusted to reflect the current market borrowing rate.
Prior to the extinguishment of the 2015 Term Loan debt in September 2017 that is discussed in greater detail below, the 2015 Term Loan was collateralized by substantially all of the assets of the Company and bore interest at 8.1% per annum. The monthly payments for the 2015 Term Loan were initially interest only through January 2017. Principal repayments for the 2015 Term Loan were due over 30 monthly installments beginning on February 1, 2017.
The 2015 Term Loan could be prepaid at the Company’s option at any time prior to maturity subject to a prepayment fee of 2% if prepaid after the first anniversary but before the second anniversaries, and 1% if prepaid after the second anniversary. The 2015 Term Loan did not include any financial covenants. The 2015 Term Loan required a final payment fee of 6.0% on the aggregate principal amounts borrowed upon repayment at maturity, on a prepayment date, or upon default. The final payment fee totaling $0.7 million was recorded as a loan discount.
In connection with the 2015 Term Loan, the Company granted the lenders warrants in August 2013 to purchase up to 26,668 shares of the Company’s Series D Preferred and additional warrants in July 2014 to purchase up to 40,000 shares of the Company’s Series D Preferred. As of the IPO, the warrants to purchase up to 66,668 shares of the Company’s Series D Preferred were converted to warrants to purchase up to 17,888 shares of the Company’s common stock at an exercise price of $16.77 per share. These warrants are classified as permanent equity in the accompanying consolidated balance sheets and will expire ten years from the date of issuance.
Additionally, with the refinancing of the 2015 Term Loan at December 31, 2015, the Company granted the lenders 37,978 shares of the Company’s Series E Preferred which also was converted at the IPO to warrants to purchase up to 15,094 shares of Company’s common stock at an exercise price of $11.32 per share.  These warrants are classified as permanent equity in the accompanying consolidated balance sheets and will expire ten years from the date of issuance.
The initial grant date fair value of the Series D Preferred and Series E Preferred warrants was $0.1 million and $0.1 million for each issuance respectively, and was recorded as a loan discount.
In December 2016, a total of 16,493 warrants to purchase common stock were exercised under a cashless exercise, resulting in a net issuance of 4,697 shares of common stock. The warrant exercise price had been established at the time that the warrants were converted.
2017 Term Loan
On September 12, 2017, the Company entered into a term loan facility of up to $21.0 million (the “2017 Term Loan”) with Silicon Valley Bank, a California corporation (“SVB”), the proceeds of which were used to repay the 2015 Term Loan and for general corporate and working capital purposes. The Company refers to the 2015 Term Loan and the 2017 Term Loan, collectively, as the “Term Loans.” The 2017 Term Loan is governed by a loan and security agreement, dated September 12, 2017, between the Company and SVB (the “Loan Agreement”). The 2017 Term Loan was funded in full on September 13, 2017 (the “Funding Date”).
On the Funding Date, the Company entered into a payoff letter with SVB, pursuant to which SVB utilized $10.0 million of the 2017 Term Loan to pay off all outstanding obligations under the 2015 Term Loan. The Company recognized a loss on extinguishment of debt of $0.7 million during the nine months ended September 30, 2017, which is reflected in the consolidated statements of operations and comprehensive loss under the header “Loss on extinguishment of debt”.

The Company incurred less than $0.1 million in debt issuance costs in connection with the closing of the 2017 Term Loan. Debt issuance costs are presented in the consolidated balance sheet as a direct deduction from the associated liability and amortized to interest expense over the term of the related debt.
The 2017 Term Loan will mature on February 1, 2022. Each advance under the 2017 Term Loan accrues interest at a floating per annum rate equal to one-half of one percent above the prime rate (as published in the money rates section of The Wall Street Journal). The 2017 Term Loan provides for interest-only payments monthly until August 31, 2019. Thereafter, amortization payments will be payable monthly in equal installments of principal and variable interest to fully amortize the outstanding principal over the remaining term of the loan. The monthly interest is subject to recalculation upon a change in the prime rate. The Company may prepay the 2017 Term Loan in full but not in part provided that the Company (i) provides five business days’ prior written notice to SVB, (ii) pays on the date of such prepayment (A) all outstanding principal plus accrued and unpaid interest, and (B) a prepayment premium of 3% if prepaid before the first anniversary, 2% if prepaid after the first anniversary but before the second anniversaries, and 1% if prepaid after the second anniversary.
Amounts outstanding during an event of default are payable upon SVB’s demand and shall accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding. The events of default under the Loan Agreement include, but are not limited to, the Company’s failure to make any payments of principal or interest under the Loan Agreement or other transaction documents, the Company’s breach or default in the performance of any covenant under the Loan Agreement or other transaction documents, the occurrence of a material adverse effect, the Company making a false or misleading representation or warranty in any material respect under the Loan Agreement, the Company’s insolvency or bankruptcy, any attachment or judgment on the Company’s assets in excess of approximately $0.3 million, or the occurrence of any default under any agreement or obligation of the Company involving indebtedness in excess of approximately $0.3 million. If an event of default occurs, SVB is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.
The 2017 Term Loan is secured by a lien on substantially all of the assets of the Company, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. The Company has also granted SVB a negative pledge with respect to its intellectual property.
The 2017 Term Loan does not include any financial covenants. The 2017 Term Loan requires a final payment fee of 5% on the aggregate principal amounts borrowed upon repayment at maturity, on a prepayment date, or upon default. The final payment fee totaling $1.1 million is recorded as a loan discount. Under the 2017 Term Loan, the Company is not required to maintain a minimum cash balance. In addition, the 2017 Term Loan contains a subjective acceleration clause whereby in an event of default, an immediate acceleration of repayment occurs if there is a material impairment of the lenders’ lien or the value of the collateral, a material adverse change in the business condition or operations, or a material uncertainty exists that any portion of the loan may not be repaid. To date, there have been no such events and the lender has not exercised its right under this clause.
The Company assessed all terms and features of the 2017 Term Loan in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2017 Term Loan, including any put and call features. The Company determined that all features of the 2017 Term Loan were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the embedded feature was immaterial to the Company's financial statements. The Company reassesses the identified features on a quarterly basis to determine if they require bifurcation.
As of September 30, 2017 and December 31, 2016, the outstanding principal balances under the Term Loans were $21.0 million and $12.0 million, respectively.
Future minimum payments on the 2017 Term Loan as of September 30, 2017 are as follows (in thousands):

Remaining for 2017	$296
2018	998
2019	4,470
2020	9,048
2021	8,649
2022	1,753
Total minimum debt payments	25,214
Less: Amount representing interest	(3,164)
Less: Debt discount and deferred charges	(1,096)
Less: Current portion of loans payable	—
Loans payable, net of current portion	$20,954

During the three months ended September 30, 2017 and 2016, the Company recognized $0.3 million, respectively, of interest expense related to the Term Loans. A total of $0.9 million was recorded as interest expense related to the Term Loans for the nine months ended September 30, 2017 and 2016, respectively.
10. Preferred Stock
Prior to the completion of its IPO, the Company had 37,835,623 and 28,804,969 authorized shares of preferred stock, par value $0.0001 per share (the "Preferred Stock") as of December 31, 2015 and 2014, respectively. The Company issued Preferred Stock to investors for cash or as settlement for outstanding debt under convertible notes.
The Company had issued and outstanding Preferred Stock of (i) 2,589,868 shares of Series A redeemable convertible preferred stock (“Series A Preferred”), (ii) 7,437,325 shares of Series B redeemable convertible preferred stock (“Series B Preferred”), (iii) 5,000,002 shares of Series C redeemable convertible preferred stock (“Series C Preferred”), (iv) 8,099,994 shares of Series D Preferred, (v) 2,111,109 shares of Series SRN Redeemable Convertible Preferred Stock (“Series SRN Preferred”) and (vi) 8,888,888 shares of Series E Preferred. All outstanding shares of the Company’s convertible preferred stock automatically converted into 10,126,118 shares of the Company’s common stock upon the closing of the IPO on June 27, 2016.

11. Common Stock
2017 Shelf Registration Statement
On August 10, 2017, the Company filed a universal shelf registration statement on Form S-3 with the SEC to sell up to $200 million of equity and/or debt securities and entered into a sales agreement with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an at-the-market, or ATM, offering. The shelf registration statement was declared effective by the SEC on August 28, 2017. As of September 30, 3017, no securities have been issued from this shelf registration statement.
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
Pursuant to the Institutional Purchase Agreement, the Company agreed to sell an aggregate of 2,750,000 shares of its common stock, par value $0.0001 per share, at a purchase price equal to $16.00 per share. Pursuant to the Springer Purchase Agreement, the Company agreed to sell to Dr. Springer an aggregate of 338,791 shares of common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Global Market on June 23, 2017, and warrants to purchase up to 79,130 shares of common stock (“Warrant Shares”), exercisable at $17.71 per Warrant Share, and with a term of five years. The purchase price for each warrant was equal to $0.125 for each Warrant Share, consistent with Nasdaq Global Market requirements for an “at the market” offering. Under the terms of the Common Stock Purchase Warrant, the warrants can be settled in unregistered shares. The Warrant Shares qualify for equity classification. The fair value of the allocated proceeds was determined on the relative fair value basis.
After deducting for placement agent fees and offering expenses, the aggregate net proceeds from the 2017 PIPE was approximately $47.2 million. The Company expects to use the proceeds from the 2017 PIPE towards working capital requirements and general corporate purposes.
On June 27, 2017, in connection with the 2017 PIPE, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Institutional Investors and Dr. Springer (together, the “Investors”). Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 20 days after the closing of the 2017 PIPE for purposes of registering the resale of the shares of common stock issued and sold in the 2017 PIPE (the “Shares”), the Warrant Shares, and any shares of common stock issued as a dividend or other distribution with respect to the Shares or Warrant Shares. The registration statement was declared effective by the SEC on July 21, 2017.
The Company agreed to indemnify the Investors, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and to pay all fees and expenses (excluding any legal fees of the selling holder(s), and any underwriting discounts and selling commissions) incident to the Company’s obligations under the Registration Rights Agreement.

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
As of September 30, 2017, the Company has 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 22,120,507 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through September 30, 2017, no dividends have been declared or paid on common stock.
Liquidation
Upon the liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.
Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Periods ending
	September 30, 2017	December 31, 2016
	(unaudited)
Exercise of common warrants	176,432	97,302
Shares available for future stock incentive awards	1,309,243	939,317
Outstanding common stock options	2,419,540	2,128,346
Total	3,905,215	3,164,965

12. Stock Incentive Plans
Stock Options
The Company maintained the 2008 Stock Incentive Plan (the “2008 Plan”) for employees, consultants, advisors, and directors. The 2008 Plan provided for the granting of incentive and non‑qualified stock option and restricted stock awards as determined by the Board. As of September 30, 2017, a total of 2,213,412 shares of common stock were authorized for grants under the 2008 Plan with 18,947 shares available for future grants. Stock options that are granted under the 2008 Plan, and subject to cancellation become available under the 2016 Plan as shares available for future grants. All unvested stock options granted under the 2008 Plan may be exercised into restricted stock subject to forfeiture provisions upon termination.
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
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016.  The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash based awards as determined by the Board. As of September 30, 2017, a total of 1,947,779 shares of common stock are authorized for grants under the 2016 Plan with 949,103 shares available for future grant.
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
The weighted average assumptions used for employee stock option grants issued during the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.98%	1.39%
Expected dividend yield	—	—
Expected life	5.95	6.05
Expected volatility	84.40%	95.62%
Weighted-average fair value of common stock	$18.25	$9.79

The resulting weighted average grant date fair value of stock options granted to employees during the nine months ended September 30, 2017 and 2016 was $13.04 and $9.79, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was $2.0 million and $0.1 million, respectively.
Employee stock-based compensation for the three and nine months ended September 30, 2017 was $1.2 million and $2.5 million, respectively, as compared to $0.5 million and $1.1 million, respectively, for the comparable 2016 periods.
As of September 30, 2017 and 2016, total unrecognized compensation expense related to unvested employee stock options was $9.7 million and $5.5 million, respectively, which is expected to be recognized over a weighted average period of 2.9 years and 3.2 years, respectively.
During the nine months ended September 30, 2017, there were no options granted to non-employees. The weighted average assumptions used for unvested non‑employee stock options that were granted during the nine months ended September 30, 2016 are as follows:

Nine Months Ended September 30,
2016
Risk‑free interest rate	1.58%
Expected dividend yield	—
Expected life (in years)	9.41
Expected volatility	87.75%

The unvested options held by non‑employees are revalued using the Company’s estimate of fair value on each vesting and reporting date through the remaining vesting period. Non-employee stock-based compensation for the three and nine months ended September 30, 2017 were $0.1 million and $0.3 million, respectively, as compared to $0.1 million and $0.2 million, respectively, for the comparable 2016 periods.
As of September 30, 2017 and 2016, total unrecognized compensation expense related to unvested non‑employee stock options was $0.6 million and $1.0 million, respectively.

The following table summarizes the activity under the 2008 Plan and the 2016 Plan during the nine months ended September 30, 2017:

			Weighted‑average
		Weighted‑average	remaining	Aggregate
	Number of	exercise	contractual term	intrinsic value
	options	price	(in years)	(in thousands)
Employee
Outstanding at December 31, 2016	1,809,945	$7.57	7.26	$17,459
Granted	560,100	$18.25
Exercised	(189,617)	$2.42
Forfeited	(15,684)	$11.29
Outstanding at September 30, 2017	2,164,744	$10.73	7.60	$16,791
Vested at September 30, 2017	1,017,735	$6.30	6.01	$12,180
Vested and expected to vest at September 30, 2017	2,010,425	$10.36	7.48	$16,302
Non‑Employee
Outstanding at December 31, 2016	318,342	$4.55	5.96	$4,044
Granted	—	$—
Exercised	(63,546)	$3.72
Forfeited	—	$—
Outstanding at September 30, 2017	254,796	$4.76	5.35	$3,465
Vested at September 30, 2017	211,542	$4.30	4.72	$2,980
Vested and expected to vest at September 30, 2017	254,796	$4.76	5.35	$3,465
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
A total of 357,456 shares of common stock are authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the three and nine months ended September 30, 2017, the Company issued 16,263 shares of common stock under the ESPP. As of September 30, 2017, there were 341,193 shares of common stock available for future issuance under the ESPP.
The fair value of the purchase rights granted under the ESPP for each of the six month offering periods beginning March 1, 2017 and September 1, 2017 were estimated by applying the Black-Scholes option-pricing model using the following range of assumptions:

	Nine Months Ended September 30, 2017
Fair value of common stock	$13.08	-	$18.02
Risk-free interest rate	0.79%	-	1.19%
Expected volatility	46.73%	-	75.78%
Expected life (years)	0.1	-	0.5
Expected dividend yield	—%
For the three and nine months ended September 30, 2017, the Company recorded less than $0.1 million and $0.1 million, respectively, of stock-based compensation expense under the ESPP. There was no stock-based compensation expense related to the ESPP recorded for the three and nine months ended September 30, 2016.

The Company recorded stock-based compensation expense related to stock options, the ESPP and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$532	$353	$1,271	$747
General and administrative	782	280	1,601	534
Total	$1,314	$633	$2,872	$1,281

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
In addition to an upfront cash payment of $10.0 million under the Spark License Agreement, additional payments of an aggregate of $5.0 million in two payments of $2.5 million each were paid within twelve months of December 2, 2016 (“Contract Date”). The first of the two additional payments was scheduled to be made on or before May 31, 2017 (the “May 2017 License Payment”) (see “Spark Letter Agreement” below) and the second was made on October 31, 2017. Spark may also exercise options to research, develop and commercialize gene therapies utilizing the SVP technology for up to four additional targets. The Company is eligible to receive a variable fee up to $2.0 million for each additional target option elected, dependent on the incidence of the applicable indication. As per the agreement, the election period in which Spark can exercise additional targets is a term of three years from the Contract Date, or December 1, 2019.
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
In December 2016, the Company also entered into a Share Purchase Agreement (the “Spark Purchase Agreement”) with Spark. Pursuant to the Spark Purchase Agreement, the Company sold 197,238 shares of the Company’s common stock to Spark for gross proceeds of $5.0 million, or $25.35 per share of common stock, at an initial closing (the “Initial Closing”). The purchase price per share represents an amount equal to 115% of the average daily volume weighted average price (“VWAP”) of the common stock during the thirty consecutive calendar days leading up to and ending on the day prior to the Contract Date. Under the Spark Purchase Agreement, Spark has agreed not to dispose of any of the Initial Closing Shares or any Acquisition Right Shares that it may acquire until January 1, 2018 and, thereafter, transfers will be contractually subject to volume limitations applicable to an “affiliate” under Rule 144 of the Securities Act. Closings under the Spark Purchase Agreement are subject to customary conditions.
Beyond the Initial Closing, the Spark Purchase Agreement contemplated potential future sales of shares by the Company to Spark as follows:

•
First Acquisition Right. During the period beginning on May 1, 2017 and ending on June 1, 2017, Spark had the right (the “First Acquisition Right”) to purchase a number of shares of common stock equal to an aggregate price of $5.0 million. See "Spark letter agreement" below.

•
Second Acquisition Right. During the period beginning on October 1, 2017 and ending on November 1, 2017, Spark had the right (the “Second Acquisition Right”) to purchase a number of shares of common stock equal to an aggregate price of $5.0 million. On October 31, 2017 Spark exercised this right and purchased 205,254 shares of common stock from the Company for $5.0 million, or $24.36 per share of common stock. The purchase price per share represents an amount equal to 115.0% of the average daily VWAP of the common stock during the thirty consecutive calendar days leading up to and ending on the day prior to the Second Acquisition Right notification date.
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
In connection with the Spark License Agreement and Spark Purchase Agreement, the Company has made contractual payments defined in the MIT license agreement (Note 15) totaling $1.9 million for the MIT sub-license provided to Spark, and $0.3 million relative to the calculated premium paid by Spark for the equity investment made under the First Acquisition Right outlined in the Spark Purchase Agreement.
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
In addition, the Company evaluated the Spark Purchase Agreement and the Spark License agreement as one arrangement and determined that the initial purchase of common stock combined with the embedded future stock Acquisition Rights had a fair value of $2.7 million and this amount was recorded in equity.
The Company evaluated and determined that the Acquisition Rights under the Spark Purchase Agreement are not freestanding instruments as these rights are not legally detachable from the Company’s common stock. In addition, the Company has further assessed that the Acquisition Rights were clearly and closely related to the economic characteristic and risk of the common stock. The Company determined that the Acquisition Rights are embedded and inseparable from the initial stock purchase and no subsequent remeasurement is necessary.
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
The Company recognized less than $0.1 million in revenues related to the Spark License Agreement during the three and nine months ended September 30, 2017. There were no revenues recognized for the three and nine months ended September 30, 2016.
The Company determined that each potential future clinical and regulatory milestone was non-substantive, therefore, any consideration received will be allocated to the License and Supply Deliverable and Option Deliverable using the relative selling price.
Sales-based milestones and royalty payments are expected to be recognized when earned.

As of September 30, 2017, there was $12.2 million of deferred revenue related to this agreement. A total of $3.2 million was recorded as a current liability and $9.0 million was classified as a long term liability in the accompanying consolidated balance sheet.
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
Consistent with the First Acquisition Right, Spark purchased 324,362 shares of common stock pursuant to the Spark Purchase Agreement, as amended by the Letter Agreement, for an aggregate purchase price of $5.0 million, or $15.41 per share of common stock. The purchase price per share represents an amount equal to 115.0% of the average daily volume weighted average price (“VWAP”) of the common stock during the thirty consecutive calendar days leading up to and ending on the day prior to the First Acquisition Right notification date. At the initial contract assessment, the Company allocated $2.7 million to equity (representing the fair value of the initial purchase of common stock combined with the embedded future stock Acquisition Rights). Upon exercise of the First Acquisition Right, the Company recorded the purchase amount to stockholders’ equity.
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
The Company identified the deliverables under the arrangement as the license, the research necessary to identify the development candidate, and participation of the Joint Research Committee (“JRC”). The Company determined that the exclusive license granted to Sanofi did not have standalone value from the research to be performed to identify the vaccine development candidate. As a result, each upfront and milestone consideration was allocated to the combined unit of account comprising the license and research services, and is being recognized over the estimated development period using a proportional performance method. The consideration allocated to participation on the JRC was not material. The Company recognized no revenue for the three and nine months ended September 30, 2017, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.
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
Other Research and Collaboration Agreements
The Company has not entered into other research and collaboration agreements in 2017 and the Company recognized no revenue with respect to other research and collaboration agreements for the three and nine months ended September 30, 2017. For any other research or collaboration agreements that the Company was part of during 2016, no revenue was recognized in the three months ended September 30, 2016 and less than $0.1 million was recognized for the nine months ended September 30, 2016.
Grant Agreements
The Company receives funding in the form of grants from the National Institutes of Health (“NIH”), the Juvenile Diabetes Research Foundation (“JDRF”), the Bill and Melinda Gates Foundation, the Russian Ministry of Industry and Trade (“Minpromtorg”), and the Russia based Development Fund of New Technologies Development and Commercialization Center (“Skolkovo”).
NIH
The Company has two grants through the NIH. The first grant, for an aggregate amount of $8.1 million, was awarded in May 2014 to support research in the development of a next generation vaccine for smoking cessation and relapse prevention. The Company recognized no revenue for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, the Company recognized revenue of $0.7 million and $3.7 million, respectively.
The second grant is for an aggregate amount of $0.2 million, which was awarded in September 2015 for the development of nanoparticles for immune tolerance to factor VIII. The Company recognized no revenue and less than $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and less than $0.1 million for each of the nine months ended September 30, 2017 and 2016, related to this grant.
JDRF
The Company, together with Sanofi, entered into a joint grant with JDRF in September 2014 for $0.4 million to conduct Type 1 Diabetes research. The Company recognized no revenue for the three months ended September 30, 2017 and less than $0.1 million for the three months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016 the Company recognized less than $0.1 million and $0.1 million related to this grant, respectively.
Bill and Melinda Gates Foundation
The Company received a grant in 2013 from the Bill and Melinda Gates Foundation for $1.2 million to fund the Company’s immunology research on malaria antigens. During 2014, the grant amount was increased to a total of $1.6 million and the term was extended to a three-year research term. Revenue is recognized on a proportional performance basis as it relates to employee time expended on the research, along with reimbursement for external costs directly related to, and approved, by the grant terms.  For the three months ended September 30, 2017 and 2016, the Company recognized revenue of less than $0.1 million and $0.1 million, respectively. Total revenue recognized for the nine months ended September 30, 2017 and 2016 was $0.1 million and $0.4 million, respectively.
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
In February 2015, the Company received an executed final settlement agreement from Minpromtorg that included the repayment of funds previously received by the Company totaling $0.2 million, and a penalty fee that equaled to 10% of the contract value, or $0.2 million. The Company paid the settlement payment in March 2015 and all mutual claims under the contract were terminated. According to the terms of the agreement, Minpromtorg has the right to audit the expenditure incurred under the agreement for a period up to three years from each research milestone date. All grant funding received in excess of the penalty settlement will remain as a liability on the balance sheet until such time the audit period has expired and at which time, the amount will be recognized as revenue. Through September 30, 2017, the Company received payments totaling approximately $1.4 million. No additional payments are expected to be received under the terms of the contract.
The first audit period expired on December 31, 2015, and as a result $0.4 million of revenue was recognized for the year ended December 31, 2015.  The second and third audit periods expired during the twelve months ended December 31, 2016, and as a result $0.5 million of revenue was recognized for the year ended December 31, 2016. The third audit period, is the final audit to be conducted under the contract. As of December 31, 2016, the deferred revenue associated with Minpromtorg contract has been fully recognized. There was no revenue recognized during the three and nine months ended September 30, 2017, and a total of less than $0.1 million and $0.2 million of revenue recognized during the three and nine months ended September 30, 2016, respectively.
Skolkovo
On November 28, 2014, the Company executed a grant awarded by Skolkovo for the development of a therapeutic vaccine using nanoparticles to treat chronic infection caused by human papillomavirus (HPV) and diseases associated with this infection. The grant covers a period from August 1, 2014 through July 21, 2017. The grant provides for up to $2.7 million that covers 48.5% of the estimated total cost of the research plan with the remaining 51.5% of estimated costs to be contributed by the Company. The Company has received from Skolkovo $1.8 million through the nine months ended September 30, 2017.
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
In connection with the 2017 PIPE, the Company sold to Timothy Springer, Ph.D., a member of its Board of Directors, an aggregate of 338,791 shares of common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Global Market on June 23, 2017. In addition, the Company sold warrants to Dr. Springer to purchase up to 79,130 shares of common stock (“Warrant Shares”), exercisable at $17.71 per Warrant Share, and with a term of five years. The purchase price for each warrant was equal to $0.125 for each Warrant Share, consistent with Nasdaq Global Market requirements for an “at the market” offering.
The Company incurred expenses for consulting services provided by its founders totaling less than $0.1 million and $0.1 million during the three months ended September 30, 2017 and 2016, respectively, and $0.2 million for each of the nine months ended September 30, 2017 and 2016.
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
As of September 30, 2017, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $1.9 million for the sublicense granted to Spark, and $0.3 million relative to the calculated premium paid by Spark for the initial equity investment and the First Acquisition Right made under the Spark Purchase Agreement.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement with Shenyang Sunshine Pharmaceutical Co., Ltd. (“3SBio”), which is referred to as the 3SBio License. Pursuant to the 3SBio License, which was amended and restated in May 2017, the Company was granted an exclusive license to certain pegsiticase‑related patents and related “know‑how” owned or in‑licensed by 3SBio for the worldwide (except for Greater China and Japan) development and commercialization of products based thereupon for human therapeutic, diagnostic and prophylactic use. The Company was also granted a worldwide (except for Greater China) exclusive license to develop, commercialize and manufacture or have manufactured products combining the Company’s proprietary SVP technology with pegsiticase or related compounds supplied by 3SBio (or otherwise supplied if the Company’s rights to manufacture are in effect) for human therapeutic, diagnostic and prophylactic use. The Company was also granted a co‑exclusive license to manufacture and have manufactured pegsiticase and related compounds for preclinical and clinical use or, if the 3SBio License is terminated for 3SBio’s material breach, for any use under the 3SBio License. Otherwise, the Company is obligated to obtain all of its supply of such compounds for Phase 3 clinical trials and commercial use from 3SBio under the terms of supply agreements to be negotiated.
Pursuant to the 3SBio License, the Company is required to use commercially reasonable efforts to develop and commercialize a product containing pegsiticase or a related compound. If the Company does not commercialize any such product in a particular country in Asia, Africa or South America within 48 months after approval of any such product in the United States or a major European country, then 3SBio will have the right to do so, but only until the Company commercializes a product combining the Company’s SVP technology with any such compound in such country. The Company has paid to 3SBio an aggregate of $1.0 million in upfront and milestone‑based payments under the 3SBio License. An additional liability totaling $2.0 million for milestone payments was expensed in 2016, and is included with Accounts Payable on the balance sheet as of December 31, 2016. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing the Company’s SVP technology, and up to an aggregate of $41.5 million for products without the Company’s SVP technology. The Company is also required to pay 3SBio tiered royalties on annual worldwide net sales (on a country‑by‑country and product‑by‑product basis) related to the pegsiticase component of products at percentages ranging from the low‑to‑mid single digits for products containing the Company’s SVP technology, and a range of no more than ten percent points from the mid‑single digits to low double‑digits for products without the Company’s SVP technology. The Company will pay these royalties to 3SBio, subject to specified reductions, on a country‑by‑country and product‑by‑product basis until the later of (i) the date that all of the patent rights for that product have expired in that country, or (ii) a specified number of years from the first commercial sale of such product in such country.
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
Pursuant to the MEE License, the Company agreed to pay MEE a license fee in the low six figures, annual license maintenance fees ranging from the mid‑twenty thousands to mid‑seventy thousands and an option maintenance fee in the low five figures for each exercisable option. The Company also agreed to reimburse MEE for a specified percentage of the past patent expenses for the patents licensed to the Company. The Company also agreed to pay development milestones on a licensed product‑by‑licensed product basis, totaling up to an aggregate of between $4.2 million to $37.0 million and sales milestones on a licensed product‑by‑licensed product basis, totaling up to an aggregate of between $50.0 million to $70.0 million; tiered royalties on a licensed product‑by‑licensed product and country‑by‑country basis equal to a percentage of net sales ranging from mid‑single digits to mid‑teens, subject to the prevalence of the targeted disease and certain reductions; and a percentage, in a range expected to be in the mid‑teens depending on timing, of any sublicense income the Company receives from sublicensing its rights granted thereunder, subject to certain reductions and exclusions. Upon exercise of each option, the Company agreed to pay MEE an option exercise fee ranging from low‑six figures to mid‑six figures, depending on the prevalence of the targeted disease.
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
As of June 30, 2016, the Company had paid a total of $0.1 million in license fees due under the MEE License. No additional license fees are due under the MEE License as of September 30, 2017.
16. Income Taxes
The Company did not provide for any income taxes in any of the three or nine month periods ended September 30, 2017 or 2016.
In 2014, the Company's Russian subsidiary was granted a 10 year tax holiday in Russia. The Company's foreign operations continue to benefit from the tax holiday, which is set to expire December 31, 2023.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a full valuation allowance at September 30, 2017 and December 31, 2016.

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
Contributions by the Company totaling less than $0.1 million for the three months ended September 30, 2017 and 2016, and $0.2 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively, have been recorded in the consolidated statements of operations and comprehensive loss.

18. Subsequent Events
On October 26, 2017, the Company appointed John H. Leaman, M.D. as Chief Financial Officer, Head of Corporate Strategy and Treasurer of the Company. Dr. Leaman was also designated as the Company’s principal accounting officer, and succeeds David Siewers as Chief Financial Officer, Treasurer and principal accounting officer.
On October 31, 2017 Spark paid the Company a $2.5 million milestone payment pursuant to the license agreement with Spark. In addition, Spark exercised the Second Acquisition Right set forth in Section 2.4 of the Spark Purchase Agreement and purchased 205,254 shares of common stock from the Company for $5.0 million, or $24.36 per share of common stock. The purchase price per share represents an amount equal to 115.0% of the average daily VWAP of the common stock during the thirty consecutive calendar days leading up to and ending on the day prior to the Second Acquisition Right notification date.

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
Our proprietary SVP technology encapsulates an immunomodulator in biodegradable nanoparticles to induce antigen‑specific immune tolerance to mitigate the formation of anti‑drug antibodies, or ADAs, in response to life‑sustaining biologic drugs. We believe our SVP technology has the potential for broad application to both enhance existing biologic drugs and enable novel therapies. Our lead product candidate, SEL‑212, is a combination of a therapeutic enzyme and our SVP technology designed to be the first biologic treatment for gout that durably controls uric acid in refractory gout and dissolves and removes harmful deposits of uric acid crystals in chronic tophaceous gout, each a painful and debilitating disease with unmet medical need. SEL‑212 is currently in a comprehensive Phase 1/2 clinical program. The Phase 1/2 clinical program is designed to evaluate the ability of SEL 212 to control uric acid levels and mitigate the formation of ADAs. It is comprised of two Phase 1 clinical trials, which have been completed, and a Phase 2 clinical trial, which commenced in October 2016 and that we expect to hold our end-of-phase 3 meeting with the FDA in the first half of 2018.
In addition to SEL-212, we have two other product candidates in clinical development: SEL-403 and SELA-070. We are developing SEL-403, which is a combination of LMB-100 and SVP-Rapamycin, for the treatment of pancreatic cancer and mesothelioma. LMB-100 is a next-generation immunotoxin that is currently in Phase 1 clinical development at the Center for Cancer Research at the National Cancer Institute. We are also developing SELA-070, a nicotine vaccine product candidate for smoking cessation and relapse prevention. In May 2017, we commenced dosing of SELA-070 in a Phase 1 clinical trial assessing safety, tolerability and pharmacodynamic profile.
We are also developing two gene therapy product candidates in preclinical development for rare inborn errors of metabolism. SEL-302, our lead gene therapy product candidate, is a potential treatment for methylmalonic acidemia. Our second gene therapy product candidate, SEL-313, is being developed to treat ornithine transcarbamylase deficiency.
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
Since inception, we have incurred significant operating losses. We incurred net losses of $45.8 million and $22.1 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $197.4 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
-    conduct and expand clinical trials for SEL‑212, our lead product candidate;
-    conduct clinical trials for other product candidates including SEL-403;
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
We expect that our existing cash, cash equivalents, short-term investments and restricted cash as of September 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements into mid-2019. For additional information, see “-Liquidity and Capital Resources.”

FINANCIAL OPERATIONS OVERVIEW
Grant and collaboration revenue
To date, we have not generated any product sales. Our revenue consists of grant and collaboration revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. In addition, we earn revenue under the terms of government contracts or grants, which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amount of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For a further description of the agreements underlying our collaboration and grant‑based revenue, see Notes 2 and 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Research and development
Our research and development expenses consist of external research and development costs, which we track on a program‑by‑program basis and primarily include contract manufacturing organization, or CMO, related costs, fees paid to contract research organizations, or CROs, and internal research and development costs, which are primarily compensation expenses for our research and development employees, lab supplies, analytical testing, allocated overhead costs and other related expenses. Our research and development costs are often devoted to expanding our programs and are not necessarily allocable to a specific target.
We have incurred a total of $136.7 million in research and development expenses from inception through September 30, 2017, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
External research and development expenses:	(unaudited)
SEL-212	$4,162	$1,489	$13,491	$5,322
SELA-070	471	680	1,004	3,067
Discovery and preclinical stage product candidate programs, collectively	1,919	458	4,041	1,173
Internal research and development expenses	2,952	3,394	13,006	9,107
Total research and development expenses	$9,504	$6,021	$31,542	$18,669

General and administrative
General and administrative expenses consist primarily of salaries and related benefits, including stock‑based compensation, related to our executive, finance, business development and support functions. Other general and administrative expenses include facility‑related costs not otherwise allocated to research and development expenses, travel expenses for our general and administrative personnel and professional fees for auditing, tax and corporate legal services, including intellectual property‑related legal services. We expect that our general and administrative expenses will increase in future periods, reflecting an expanding infrastructure and increased professional fees associated with being a public reporting company and maintaining and expanding our intellectual property portfolio.
Investment income
Investment income consists primarily of interest income earned on our cash and cash equivalents and Short-term investments.
Loss on Extinguishment of Debt
The Company recognized a loss on extinguishment of debt of $0.7 million for the three and nine months ended September 30, 2017. The loss on extinguishment of debt consists of a final payment fee, a loan prepayment fee, the write-off of unamortized debt issuance costs, unamortized warrant valuation discount and miscellaneous costs incurred as a result of our repayment of the 2015 Term Loan totaling $10.0 million.
Interest expense
Interest expense consists of interest expense on amounts borrowed under our credit facility.
Other expense
Other expense for the three and nine months ended September 30, 2017 and 2016 was de minimis.
Foreign currency
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. At September 30, 2017 and December 31, 2016, we maintained cash of $1.7 million and $2.5 million, respectively, in Russian banks, of which $1.6 million and $1.6 million was denominated in U.S. dollars for the periods ended September 30, 2017 and December 31, 2016, respectively. The amounts denominated in U.S. dollars and used in transacting the day to day operations are subject to transaction gains and losses, which are reported as incurred.
Income taxes
As of December 31, 2016, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of $102.1 million and $95.6 million, respectively, which expire at various times through 2036. In 2014, our wholly owned subsidiary, Selecta RUS, was granted a “Skolkovo designated” resident status in Russia. As a result, the subsidiary operates as a corporate tax-exempt entity, with lower employee and employment taxes. All foreign net operating loss carryforwards have been eliminated. The state NOLs began expiring in 2015 and will continue to expire through 2036. At December 31, 2016, we had available federal and state research and development income tax credits of approximately $2.1 million and $1.5 million respectively, which may be available to reduce future income taxes, if any, at various times through 2036.
Utilization of the NOLs and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our NOLs and credits before we can use them. We have recorded a valuation allowance on our deferred tax assets, including our deferred tax assets related to our NOLs and research and development tax credit carryforwards. We commissioned a study to analyze and determine if any historical ownership changes have occurred to determine if there are any permanent limitations on our ability to utilize NOLs and other tax attributes in the future. However, we may experience ownership changes as a result of subsequent shifts in our stock ownership. As a result, we are unable to estimate the effect of these limitations, if any, on our ability to utilize NOLs and other tax attributes in the future.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2017 and 2016
Revenue
The following is a comparison of revenue for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2017	2016	(decrease)
	(unaudited)
Grant revenue	$4	$891	$(887)	(100)%
Collaboration revenue	23	157	(134)	(85)%
Total revenue	$27	$1,048	$(1,021)	(97)%
During the three months ended September 30, 2017, total revenue decreased by $1.0 million, or 97%, as compared to the three months ended September 30, 2016. The decrease was the result of reduced revenue from the Company's NIDA grant, resulting in a $0.7 million reduction year over year, as well as a $0.2 million decrease in other grant revenues, all resulting from the wind down of the grant terms. Collaboration revenues decreased by $0.1 million as a result of the termination of the Sanofi collaboration in November 2016.
Research and development
The following is a comparison of research and development expenses for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2017	2016	(decrease)
	(unaudited)
Research and development	$9,504	$6,021	$3,483	58%

During the three months ended September 30, 2017, our research and development expenses increased by $3.5 million, or 58%, as compared to the comparable period in 2016, reflecting the incremental costs for headcount, consulting and clinical activities to continue and expand the Phase 2 stage of our Phase 1/2 clinical program for our lead product candidate SEL-212 and consulting, licensing, supplies and testing activities to initiate or expand research on our other pipeline indications.
General and administrative
The following is a comparison of general and administrative expenses for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2017	2016	(decrease)
	(unaudited)
General and administrative	$4,377	$2,495	$1,882	75%

For the three months ended September 30, 2017, our general and administrative expenses increased $1.9 million, or 75%, as compared to the same period in 2016, primarily due to (i) $0.7 million related to growth in headcount to support public company filings and control processes, (ii) a $0.4 million increase in professional fees related to the universal shelf registration filing, (iii) $0.5 million of stock compensation expense, (iv) $0.4 million relating to the continued increase in our patent inventory and reimbursement of expenses for our patent in-licensing activities and (v) $0.1 million of office and facilities expense resulting from increased headcount, offset by a $0.2 million reduction in licensing fees associated with collaborations.
Investment income
Investment income increased by $0.1 million during the three months ended September 30, 2017 as compared to the comparable period in 2016. This increase was due to an increase of $12.4 million of investments held by us as of September 30, 2017 as compared to the holdings as of September 30, 2016.
Loss on Extinguishment of Debt
The Company recognized a loss on extinguishment of debt of $0.7 million for the three and nine months ended September 30, 2017. There was no extinguishment of debt during the three or nine months ended September 30, 2016. The loss on extinguishment of debt consists of the unamortized portion of the final fee payment, a loan prepayment fee, the write-off of unamortized debt issuance costs, unamortized warrant valuation discount and miscellaneous costs incurred as a result of our repayment of the 2015 Term Loan totaling $10.0 million.
Foreign currency gain (loss)
We recognized a foreign currency loss of less than $0.1 million during each of the three months ended September 30, 2017 and 2016, reflecting the fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.3 million for each of the three months ended September 30, 2017 and 2016, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
Other income (expense) was de minimis for the three months ended September 30, 2017 and 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016
Revenue
The following is a comparison of revenue for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2017	2016	(decrease)
	(unaudited)
Grant revenue	$152	$4,492	$(4,340)	(97)%
Collaboration revenue	38	661	(623)	(94)%
Total revenue	$190	$5,153	$(4,963)	(96)%
During the nine months ended September 30, 2017, total revenue decreased by $5.0 million, or 96%, as compared to the nine months ended September 30, 2016. The decrease in grant revenue was the result of reduced revenue from our NIDA grant, resulting in a $3.7 million reduction year over year, as well as a $0.6 million decrease in other grant revenues resulting from the wind down of grant terms. Collaboration revenues decreased $0.6 million as a result of the termination of the Sanofi collaboration in November 2016.
Research and development
The following is a comparison of research and development expenses for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2017	2016	(decrease)
	(unaudited)
Research and development	$31,542	$18,669	$12,873	69%

During the nine months ended September 30, 2017, our research and development expenses increased by $12.9 million, or 69%, as compared to the comparable period in 2016, reflecting the incremental costs for headcount, consulting and clinical costs to continue and expand the Phase 2 stage of our Phase 1/2 clinical program for our lead product candidate SEL-212 and consulting, licensing, supplies and testing activities to initiate or expand research on our other pipeline programs.
General and administrative
The following is a comparison of general and administrative expenses for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2017	2016	(decrease)
	(unaudited)
General and administrative	$13,155	$7,294	$5,861	80%

For the nine months ended September 30, 2017, our general and administrative expenses increased $5.9 million, or 80%, as compared to the comparable 2016 period, primarily due to (i) $2.0 million related to growth in headcount to support public company filings and control processes, (ii) a $0.2 million increase in consulting fees for market research and investor relations, (iii) $1.1 million of stock compensation expense, (iv) $0.1 million of licensing fees associated with collaborations, (v) $1.3 million relating to the continued increase in our patent inventory and reimbursement of expenses for our patent in-licensing activities, (vi) $0.4 million of office and facilities expense resulting from increased headcount (vii) a $0.6 million increase in professional fees related to the universal shelf registration filing and (viii) $0.2 million of other expenses.
Investment income
Investment income increased by $0.3 million during the nine months ended September 30, 2017 as compared to the comparable period in 2016. This increase was due to an increase of $12.4 million of investments held by the Company as of September 30, 2017 compared to the holdings as of September 30, 2016.
Loss on Extinguishment of Debt
The Company recognized a loss on extinguishment of debt of $0.7 million for the three and nine months ended September 30, 2017. There was no extinguishment of debt during the three or nine months ended September 30, 2016. The loss on extinguishment of debt consists of the unamortized portion of the final fee payment, a loan prepayment fee, the write-off of unamortized debt issuance costs, unamortized warrant valuation discount and miscellaneous costs incurred as a result of our repayment of the 2015 Term Loan totaling $10.0 million.
Foreign currency gain (loss)
We recognized a foreign currency loss of $0.1 million and $0.4 million during the nine months ended September 30, 2017 and 2016, respectively, reflecting the fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.8 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
Other income (expense) was de minimis for the nine months ended September 30, 2017 and 2016.

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
From our inception through September 30, 2017, we had raised an aggregate of $302.2 million to fund our operations, of which $118.5 million was from the sale of preferred stock, $9.9 million was from government grants, $25.3 million was from borrowings under our credit facility, $36.8 million was through our collaborations and license agreements, $64.5 million in combined net proceeds was raised from our initial public offering in June 2016 and the underwriters' exercise in part of their option to purchase additional shares of our common stock in July 2016, and $47.2 million in combined net proceeds was raised from our private placement of common stock in June 2017, or the 2017 PIPE.

On June 26, 2017, we entered into a Securities Purchase Agreement, or the Institutional Purchase Agreement, with the purchasers named therein, or the Institutional Investors, and a Securities Purchase Agreement, or the Springer Purchase Agreement, with Timothy Springer, Ph.D., a member of our board of directors.
Pursuant to the Institutional Purchase Agreement, we agreed to sell an aggregate of 2,750,000 shares of our common stock to the Institutional Investors for aggregate gross proceeds of $44.0 million, at a purchase price equal to $16.00 per share. Pursuant to the Springer Purchase Agreement, we agreed to sell to Dr. Springer an aggregate of 338,791 shares of common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Global Market on June 23, 2017, and warrants to purchase up to 79,130 shares of common stock, or the Warrant Shares, exercisable at $17.71 per Warrant Share. The purchase price for each warrant was equal to $0.125 for each Warrant Share, consistent with Nasdaq Global Market requirements for an “at the market” offering. The Springer Offering resulted in additional aggregate gross proceeds to us of approximately $6.0 million for total aggregate gross proceeds to us of $50.0 million. On June 27, 2017, in connection with issuance of the Warrant Shares, we entered into a Common Stock Purchase Warrant with Dr. Springer, or the Warrant. The Warrant has a term of five years. We closed under the Institutional Purchase Agreement and the Springer Purchase Agreement on June 27, 2017.
On August 10, 2017, we entered into a sales agreement with Jefferies LLC, as sales agent, or the Sales Agreement, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an at-the-market, or ATM, offering. During the third quarter of 2017, there were no sales of common stock pursuant to the Sales Agreement.
As of September 30, 2017, our cash, cash equivalents, Short-term deposits and Short-term investments were $104.4 million, of which $1.7 million was held by our Russian subsidiary designated solely for use in its operations including $0.1 million of restricted cash. Our Russian subsidiary cash is consolidated for financial reporting purposes.
In addition to our existing cash equivalents and Short-term investments, we receive research and development funding pursuant to our research grants and collaboration agreements. In November 2016, we received written notice from Sanofi that Sanofi had elected to terminate in its entirety the Sanofi Agreement. The termination of the Sanofi Agreement was effective on May 8, 2017. Currently, funding from research grants and payments under our remaining collaboration agreements represent our only source of committed external funds.
Indebtedness
On September 12, 2017, we entered into a term loan facility of up to $21.0 million with Silicon Valley Bank, a California corporation (“SVB”), the proceeds of which were used to repay our previously existing term loan facility with Oxford Finance LLC and Pacific Western Bank, as successor in interest to Square 1 Bank, and for general corporate and working capital purposes. The term loan facility is governed by a loan and security agreement, dated September 12, 2017, between us and SVB, which was funded in full on September 13, 2017. The term loan facility with SVB is secured by a lien on substantially all assets, other than intellectual property, provided that such lien on assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. We also granted SVB a negative pledge with respect to our intellectual property.
The term loan facility contains customary covenants and representations, including but not limited to financial reporting obligations and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. The term loan facility also contains other customary provisions, such as expense reimbursement, non-disclosure obligations as well as indemnification rights for the benefit of SVB.
The events of default under the term loan facility include, but are not limited to, our failure to make any payments of principal or interest under the term loan facility or other transaction documents, our breach or default in the performance of any covenant under the term loan facility or other transaction documents, the occurrence of a material adverse effect, making a false or misleading representation or warranty in any material respect under the term loan facility, our insolvency or bankruptcy, any attachment or judgment on our assets in excess of approximately $0.3 million, or the occurrence of any default under any of our agreements or obligations involving indebtedness in excess of approximately $0.3 million. If an event of default occurs, SVB is entitled to take enforcement action, including acceleration of amounts due under the term loan facility. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
Plan of operations and future funding requirements
As of the date of this Quarterly Report on Form 10-Q, we have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, and general overhead costs. Moreover, as a result of the termination of the Sanofi Agreement, which was effective on May 8, 2017, we exercised our right to acquire the development programs under the Sanofi Agreement. This exercise itself did not require the payment of any consideration to Sanofi. We are solely responsible for performing and funding any development and clinical trial activities relating to further development of vaccine candidates that we choose to undertake after the termination date of the agreement. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect that we will need substantial additional funding to support our continuing operations.
Based on the current operating plan, we expect that our cash, cash equivalents, short-term investments and restricted cash as of September 30, 2017, will fund our operating expenses and capital expenditure requirements into mid-2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:
-    the progress and results of our clinical trials of SEL-212;

-	the progress and results of our clinical trials with our other product candidates, including SEL-403;

-	our collaboration agreements remaining in effect, our ability to enter into additional collaboration agreements and our ability to achieve milestones under these agreements;

-	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
-    the number and development requirements of other product candidates that we pursue;
-    the costs, timing and outcome of regulatory review of our product candidates;

-	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

-	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

-	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
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

Cash flows
Comparison of the Nine Months Ended September 30, 2017 and 2016
The following is a summary of cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Beginning of the period	$58,656	$32,337
Net cash used in operating activities	(39,365)	(21,239)
Net cash used in investing activities	(8,205)	(16,896)
Net cash provided by financing activities	60,985	64,867
Effect of exchange rate changes on cash	80	419
End of the period	$72,151	$59,488
Net cash used in operating activities
Net cash used in operating activities was $39.4 million for the nine months ended September 30, 2017 as compared to $21.2 million for the nine months ended September 30, 2016. The increase in net cash used in operating activities of $18.1 million reflects a $23.6 million increase in recorded net loss associated with the increased research and development expenses as we advanced from Phase 1 to Phase 2 clinical trials coupled with (i) $2.4 million in net cash used to pay outstanding accounts payable associated with operations and (ii) a decrease in recorded deferred revenues of $0.4 million offset by (i) an increase in recorded accrued expenses and other liabilities of $4.5 million (ii) a $1.5 million reduction in restricted cash and other assets (iii) an increase in (non-cash) stock-based compensation expense of $1.6 million and (iv) a $0.7 million loss on early extinguishment of debt.
Net cash used in investing activities
Net cash used in investing activities was $8.2 million for the nine months ended September 30, 2017, as compared to $16.9 million of net cash used in investing activities for the nine months ended September 30, 2016. The net change in cash of $8.7 million used in investing activities for the nine months ended September 30, 2017 resulted from the purchase of additional Short-term investments totaling $25.4 million combined with additional equipment purchases of $0.1 million offset by maturities of Short-term investments of $34.2 million.
Net cash provided by financing activities
Net cash provided by financing activities was $61.0 million for the nine months ended September 30, 2017 as compared to $64.9 million for the nine months ended September 30, 2016. The decrease of $3.9 million resulted from (i) $47.1 million of net cash derived from the 2017 PIPE, (ii) $21.0 million from the issuance of the 2017 Term Loan, (iii) $5.0 million received in connection with the issuance of common stock to Spark pursuant to contractual equity acquisition rights, (iv) $0.6 million from the exercise of employee stock options and (v) $0.1 million in proceeds from the issuance of common stock under the ESPP, offset by $12.9 million of loan repayments made during the nine months ended September 30, 2017 as opposed to the net cash of $64.8 million received in connection with our IPO related activities in 2016.
The functional currency of our Russian subsidiary is the Russian ruble. The statement of cash flows for our Russian subsidiary is translated using the average translation rate applicable during the period except that all cash and cash equivalents, Short-term investments and restricted cash at the beginning of the period is translated using the exchange rate as of the beginning balance sheet date, and cash and cash equivalents, Short-term investments and restricted cash at the end of the period is translated using the exchange rate as of the ending balance sheet date.
Contractual obligations and contingent liabilities
In September 2017, we repaid $10.0 million in outstanding debt for the 2015 Term Loan and also entered into a $21.0 million Term Loan. See Note 9 to our consolidated financial statements for information about the 2015 Term Loan repayment and the terms of the 2017 Term Loan agreement. Other than the item previously discussed, there have been no material changes, outside of the ordinary course of business, to our contractual obligations and commitments as previously disclosed in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

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
During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2017 and December 31, 2016, we had cash, cash equivalents, Short-term deposits and Short-term investments of $104.4 million and $84.1 million, respectively, consisting of non‑interest and interest‑bearing money market accounts, repurchase agreements, short-term investments of treasuries and government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. At September 30, 2017, we held $1.7 million of total cash in Russian banks to support our Russian subsidiary, which includes $1.6 million of cash and cash equivalents and $0.1 million of restricted cash, of which $1.6 million of cash and cash equivalents were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses in every year. Our net loss was $45.8 million for the nine months ended September 30, 2017 and $36.2 million and $25.2 million for the years ended December 31, 2016 and 2015, respectively. As of September 30, 2017, we had an accumulated deficit of $197.4 million. To date, we have financed our operations primarily through our initial public offering of our common stock, a private placement of our common stock, issuances of preferred stock, debt, research grants and research collaborations. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. In November 2016, we received written notice from Sanofi that Sanofi had elected to terminate in its entirety our license and research collaboration agreement with Sanofi, or the Sanofi Agreement. As a result of the termination of the Sanofi Agreement, which was effective on May 8, 2017, we will not receive any future payments related to the Sanofi Agreement. We have devoted substantially all of our financial resources and efforts to developing our SVP technology, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of our product candidates, and we have not completed development of any SVP-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
-    conduct additional clinical trials of SEL‑212, our lead product candidate;
-    conduct clinical trials for our other product candidates, including SEL-403;

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
We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our clinical trials of SEL‑212, SEL-403 and SELA-070, and continue research and development for our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding to continue operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
We believe that our existing cash, cash equivalents and investments, and restricted cash as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements into mid-2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
-    the progress and results of our clinical trials of SEL‑212 and SEL-403;
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
We commenced active operations in 2007, and our operations to date have been limited to developing and researching our SVP technology and related products and programs, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. Other than SEL-212, our lead product candidate, SEL-403, our product candidate utilizing LMB-100 in combination with SVP-Rapamycin, and SELA-070, our nicotine vaccine product candidate for smoking cessation and relapse prevention, our product candidates are still in preclinical development. While we have completed our Phase 1 clinical trial for SEL‑212, we have not yet completed any other clinical trials for SEL‑212 or any other product candidate. We initiated our Phase 2 clinical trial of SEL‑212 in October 2016, but have not yet demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter‑to‑quarter and year‑to‑year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our credit facility and subsidiary’s charter place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
On September 12, 2017, we entered into a term loan facility of up to $21.0 million with Silicon Valley Bank, a California corporation (“SVB”), the proceeds of which were used to repay our existing term loan facility with Oxford Finance LLC and Pacific Western Bank, as successor in interest to Square 1 Bank, and for general corporate and working capital purposes. The term loan facility is governed by a loan and security agreement, dated September 12, 2017, between us and SVB, which was funded in full on September 13, 2017. The term loan facility with SVB is secured by a lien on substantially all of our assets, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. We also granted SVB a negative pledge with respect to our intellectual property.
The term loan facility contains customary covenants and representations, including but not limited to financial reporting obligations and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. The term loan facility also contains other customary provisions, such as expense reimbursement, non-disclosure obligations as well as indemnification rights for the benefit of SVB. The events of default under the term loan facility include, but are not limited to, our failure to make any payments of principal or interest under the term loan facility or other transaction documents, our breach or default in the performance of any covenant under the term loan facility or other transaction documents, the occurrence of a material adverse effect, making a false or misleading representation or warranty in any material respect under the term loan facility, our insolvency or bankruptcy, any attachment or judgment on our assets of at least approximately $0.3 million, or the occurrence of any default under any of our agreements or obligations involving indebtedness in excess of approximately $0.3 million. If an event of default occurs, SVB is entitled to take enforcement action, including acceleration of amounts due under the term loan facility. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
In addition, the charter of our subsidiary, Selecta RUS, prohibits distributions to us in violation of Russian law or if, as a result of such distribution, Selecta RUS would be insolvent or its net assets would be less than its charter capital and statutory reserves. Selecta RUS held $1.7 million of total cash in Russian banks as of September 30, 2017, including $1.6 million of cash and cash equivalents and $0.1 million of restricted cash.
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
We are primarily using our SVP technology to improve and enable biologics that treat rare and serious diseases, with an initial focus on developing SEL‑212 for the treatment of chronic severe gout. We are also leveraging our SVP platform to pursue programs in additional therapeutic areas such as oncology and gene therapy.
For instance, in May 2017 we licensed LMB-100, a potent anti-bacterial toxin, and are currently planning a Phase 1b trial of our product candidate SEL-403 to evaluate LMB-100 in combination with our SVP technology in patients with rare, serious and aggressive forms of cancer, including pancreatic cancer and mesothelioma. In addition, we are developing two gene therapy product candidates for rare inborn errors of metabolism. Our lead gene therapy program is a potential treatment for methylmalonic acidemia. This product candidate is known as SEL-302. Our second gene therapy product candidate, or SEL-313, is intended to treat ornithine transcarbamylase deficiency.
While we believe our preclinical and clinical data to date have validated our technology to a degree, we are at an early stage of development and our technology has not yet led to, and may never lead to, approvable or marketable drugs. We are developing additional product candidates to address the problem of anti‑drug antibodies, and immunogenicity in biologic therapy and other areas. We may have problems identifying new product candidates and applying our technologies to these other areas. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development, including as a result of harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
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
In 2012, the European Medicines Agency approved a gene therapy product called Glybera, which is the first gene therapy product approved by regulatory authorities anywhere in the Western world. GlaxoSmithKline plc’s Strimvelis and uniQure N.V.’s Glybera, are the only two gene therapy products for a genetic disease that have received marketing authorization from the European Commission. In October 2017 UniQure let its marketing authorization for Glybera in Europe expire after deciding not to pursue a renewal for commercial reasons. We cannot predict how long it will take or how much it will cost to obtain regulatory approvals for a gene therapy product candidate in either the United States or the European Union or how long it will take to commercialize a gene therapy product candidate. Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. Adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to modify the requirements for testing or approval of any of our product candidates. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
As we advance any gene therapy product candidates, we will be required to consult with various regulatory authorities, and we must comply with applicable laws, rules, and regulations, which may change from time to time including during the course of development of our product candidates. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Even if we comply with applicable laws, rules, and regulations, and even if we maintain close coordination with the applicable regulatory authorities with oversight over our product candidates, our development programs may fail to succeed. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market would materially and adversely affect our business, financial condition, results of operations and prospects.
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
Our lead product candidate, SEL-212, is currently being evaluated in a Phase 2 clinical program that we initiated in October 2016 and that we expect to hold our end-of-phase 2 meeting with the FDA in the first half of 2018. In May 2017, we announced we in-licensed LMB-100, a next-generation immunotoxin that is currently in a Phase 1 clinical program at the Center for Cancer Research at the NCI, for pancreatic cancer, mesothelioma and other cancers. For this product candidate, known as SEL-403, we plan to co-administer LMB-100 with SVP-Rapamycin. In May 2017, we commenced dosing for a Phase 1 clinical trial for SELA-070, a nicotine vaccine candidate in development for smoking cessation and relapse prevention, to assess its safety, tolerability and pharmacodynamic profile. Aside from these programs, our other product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failed clinical trial can occur at any stage of testing. Moreover, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.
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
We obtain the biologic pegsiticase, a component of SEL‑212, our lead product candidate, primarily from 3SBio in China. Under our license agreement with 3SBio, we have limited rights to manufacture pegsiticase and, while we have entered into a contract with a back-up supplier located outside of China, we expect to continue to rely on 3SBio as the primary supplier of pegsiticase for the foreseeable future. .
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
In addition, in June 2017 we notified Spark Therapeutics, Inc., or Spark, that our license agreement with Spark would automatically terminate because Spark had not made a required milestone payment by May 31, 2017, unless the payment was made within five days. While we subsequently entered into a letter agreement with Spark, pursuant to which the parties agreed that Spark would make the milestone payment by June 6, 2017 and we revoked our notice of termination, there can be no assurance that our license agreement with Spark will not be terminated in the future. If we do not receive the funding we expect under these agreements, our continued development of our SVP technology and product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report also apply to the activities of our therapeutic program collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.
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

-	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations

-	expansion of eligibility criteria for Medicaid programs;

-	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

-	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

-	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
We currently own ten issued U.S. patents. Although we have patent applications pending, we cannot provide any assurances that any of these pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Further, it is possible that a patent claim may provide coverage for some but not all parts of a product candidate or third‑party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.
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
The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased. The market price for our common stock may be influenced by many factors, including:

-	the success of competitive products or technologies;

-	results of clinical trials of our product candidates or those of our competitors;

-	failure or discontinuation of any of our development programs;

-	commencement of, termination of, or any development related to any collaboration or licensing arrangement;

-	regulatory or legal developments in the United States and other countries;

-	development of new product candidates that may address our markets and make our product candidates less attractive;

-	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

-	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

-	announcement or market expectation of additional financing efforts;

-	developments or disputes concerning patent applications, issued patents or other proprietary rights;

-	the recruitment or departure of key personnel;

-	the level of expenses related to any of our product candidates or clinical development programs;

-	failure to meet or exceed financial estimates, projections or development timelines of the investment community or that we provide to the public;

-	the results of our efforts to discover, develop, acquire or in‑license additional product candidates or products;

-	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;

-	variations in our financial results or those of companies that are perceived to be similar to us;

-	changes in the structure of healthcare payment systems;

-	sale of common stock by us or our stockholders in the future as well as the overall trading volume of our common stock;

-	market conditions in the pharmaceutical and biotechnology sectors;

-	general economic, industry and market conditions; and

-	the other factors described in this “Risk factors” section
Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 17% of our outstanding voting stock as of September 30, 2017. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of our common stock. However, if certain events occur prior to the end of such five‑year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.07 billion of non‑convertible debt in any three‑year period, we will cease to be an emerging growth company prior to the end of such five‑year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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
For instance, we recently completed a private placement that resulted in approximately $50.0 million in aggregate gross proceeds. On June 26, 2017 we entered into a securities purchase agreement, or the Institutional SPA, with the purchasers named therein, or the Institutional Investors, and a securities purchase agreement, or the Springer SPA, with Timothy Springer, Ph.D., a member of our board of directors.
Pursuant to the Institutional SPA, we agreed to sell an aggregate of 2,750,000 shares of our common stock to the Institutional Investors for aggregate gross proceeds of $44.0 million, at a purchase price equal to $16.00 per share. Pursuant to the Springer SPA, we agreed to sell to Dr. Springer an aggregate of 338,791 shares of our common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Global Market on June 23, 2017, and warrants to purchase 79,130 shares of common stock, exercisable at $17.71 per share. The closing of the Springer SPA resulted in additional aggregate gross proceeds to us of approximately $6.0 million for a total of $50.0 million. The closing of these transactions occurred on June 27, 2017. Pursuant to a registration rights agreement entered into with the investors in the private placement, on July 13, 2017, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrant. As a result, these shares can be freely sold in the public market.
In addition, on December 2, 2016 we entered into a stock purchase agreement, or the Spark SPA, with Spark in conjunction with our license agreement with Spark. Pursuant to the Spark SPA, we issued and sold 197,238 shares of our common stock to Spark for gross proceeds of $5.0 million, which purchase price per share represented a 115.0% premium to the average of the daily volume-weighted average price, or VWAP, of the common stock during the thirty consecutive calendar days ending on, and including, December 1, 2016. Spark has since made two additional investments of $5.0 million in our common stock, in each case at a 115.0% premium, pursuant to the terms and conditions of the Spark SPA. The first additional investment was consummated on June 8, 2017 when Spark purchased 324,362 shares of common stock pursuant to the Spark SPA, as amended by a letter agreement between Spark and us dated June 6, 2017, for an aggregate purchase price of $5.0 million. The second additional investment was consummated on October 31, 2017 when Spark purchased 205,254 shares of common stock for an aggregate purchase price of $5.0 million.
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
Provisions in our restated certificate of incorporation and our restated bylaws, which became effective upon the closing of the initial public offering of our common stock may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

–	a classified board of directors with three‑year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

–	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

–
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

–
the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

–	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

–
the required approval of the holders of at least two‑thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our restated certificate of incorporation regarding the election and removal of directors;

–	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

–
the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

–
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
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our credit facility with SVB currently prohibits us from paying cash dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
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

SELECTA BIOSCIENCES, INC.

Date: November 7, 2017	By:	/s/ Werner Cautreels, Ph.D.
Werner Cautreels, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 7, 2017	By:	/s/ John Leaman, M.D.
John Leaman, M.D.
Chief Financial Officer, Head of Corporate Strategy, and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
10.1	Loan and Security Agreement, dated September 12, 2017, by and between the Registrant and Silicon Valley Bank	8-K	001-37798	10.1	9/13/2017
10.2	Employment Agreement, dated October 26, 2017, by and between the Registrant and John Leaman, M.D.	8-K	001-37798	10.1	10/26/2017	*
10.3	Employment Agreement, dated October 26, 2017, by and between the Registrant and Stephen Smolinski					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
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