Form 10-K
period 2017-12-31
SELECTA BIOSCIENCES INC
filed 2018-03-15
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number: 001-37798
Selecta Biosciences, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1622110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

480 Arsenal Way
Watertown, MA	02472
(Address Of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (617) 923-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

Aggregate market value of the common equity held by non-affiliates of the registrant, based on the last sale price for the registrant's common stock as reported on the NASDAQ Global Market on June 30, 2017: $287,783,534
As of March 9, 2018 the registrant had 22,349,840 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
Item 1. Business
OVERVIEW
We are a clinical-stage biopharmaceutical company using our proprietary synthetic vaccine particle, or SVP, technology to discover and develop targeted therapies that are designed to modulate the immune system to effectively and safely treat rare and serious diseases. Many such diseases are treated with biologic therapies that are foreign to the patient’s immune system and therefore elicit an undesired immune response. Of particular concern are anti-drug antibodies, or ADAs, which are often produced by the immune system in response to biologic therapy and can adversely affect the efficacy and safety of treatment. Our SVP technology is a highly flexible platform that is capable of incorporating a wide range of antigens and immunomodulators, potentially allowing for the development of products that either induce antigen-specific immune tolerance (tolerogenic SVP technology) or activate the immune system (stimulatory SVP technology). Our proprietary tolerogenic SVP technology, SVP-Rapamycin, encapsulates an immunomodulator in biodegradable nanoparticles to mitigate the formation of ADAs and induce antigen-specific immune tolerance to life-sustaining biologic drugs. We believe SVP-Rapamycin has potential to enhance the efficacy and safety of existing approved biologic drugs, improve product candidates under development and enable novel therapies.

Despite rapid advancement in biologic treatments for rare and serious diseases, many of these therapies are not broadly effective because they are foreign to the patient’s immune system and, therefore, may elicit an immune response, known as immunogenicity. Undesired immunogenicity includes the formation of ADAs that can compromise the drug’s efficacy and cause serious allergic reactions. The formation of ADAs is known to occur in established treatments such as enzyme and protein replacement therapies, as well as in novel technologies, such as gene therapy and antibody-drug conjugates. ADAs can start developing in the body with the first dose of a biologic therapy and can render subsequent doses ineffective or unsafe, potentially depriving patients of life-saving therapeutic options and limiting the likelihood of success for many otherwise promising novel biologic drugs and technologies. We believe our SVP technology has the potential to allow many biologic treatments to overcome these limitations. In addition, this technology is designed to be dosed in combination with new and existing therapies without requiring reformulation of the biologics. We intend to build a product pipeline by combining our SVP technology with a range of biologics and also plan to seek collaborations and license agreements to broaden our reach.

Our lead product candidate, SEL-212, is a combination of a therapeutic uricase enzyme and our SVP technology that is designed to become the first biologic treatment that durably controls uric acid while also dissolving harmful deposits of uric acid in patients with chronic severe gout, a debilitating rare disease with an unmet medical need. We have submitted two investigational new drug applications, or INDs, to the FDA for SEL-212, both of which are active. Each IND lists us as the named sponsor and is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy. SEL-212 is currently in a Phase 2 clinical program in multiple clinical sites in the United States. Based on our Phase 1/2 clinical data available as of the date of this report, we believe that SEL-212 has the potential to control serum uric acid levels and mitigate the formation of ADAs in response to the therapeutic uricase enzyme.

SEL-212 is designed as a monthly treatment for chronic severe gout consisting of SVP-Rapamycin co-administered with pegsiticase, our proprietary pegylated uricase. Our preclinical data indicate that SVP-Rapamycin, when co-administered with pegsiticase, induces antigen-specific immune tolerance to pegsiticase and substantially reduces the formation of associated ADAs. Our Phase 1 data shows that SVP-Rapamycin mitigated the formation of ADAs against pegsiticase after a single dose of SEL-212. We believe that SEL-212 has the potential to offer a uniquely effective treatment for patients with chronic severe gout, while also demonstrating the clinical effectiveness of our SVP technology. We expect our clinical and, if approved, marketing strategy for SEL-212 to initially focus on the estimated 160,000 patients in the United States with chronic severe gout that are being treated by rheumatologists.

In May 2017, we licensed LMB-100, a clinical-stage immunotoxin, from the Center for Cancer Research, or CCR, at the National Cancer Institute, or NCI, part of the National Institutes of Health. LMB-100 contains a potent bacterial toxin targeted to mesothelin, a protein expressed in virtually all mesotheliomas and pancreatic adenocarcinomas and a high percentage of other malignancies, including lung, breast and ovarian cancers. In 2016, CCR initiated dosing in two clinical trials of LMB-100 in patients with mesothelioma and pancreatic cancer, which helped to define the maximum tolerated dose. Initial data indicate that undesired antibody responses to the immunotoxin prevented most patients from completing the intended four treatment cycles. While a precursor to LMB-100 was similarly restricted by immunogenicity despite the concurrent use of potent immunosuppressive drugs, major tumor regression was observed in the two patients who were able to receive more than two cycles of this treatment. These results suggest that the mitigation of immunogenicity may enable more patients to benefit from LMB-100 therapy by potentially increasing the number of treatments that result in significant blood levels of LMB-100.

Based on preclinical models conducted by Selecta and NCI, we believe that the co-administration of SVP-Rapamycin and LMB-100, a product candidate we refer to as SEL-403, has the potential to enable extended treatment with LMB-100 and, therefore, enhance anti-tumor activity. In March 2018, we initiated a Phase 1 trial of SEL-403 in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy under a cooperative research and development agreement, or CRADA, at NCI. Patients in this non-randomized, open-label dose-escalation trial will receive up to four treatment cycles, each cycle consisting of an initial dose of SVP-Rapamycin and LMB-100 on day 1 of each cycle followed by doses of LMB-100 on day 3 and day 5 of each cycle. The trial, which is expected to enroll up to 18 patients, is designed to evaluate the safety and tolerability of the combination treatment in the study population. Additional objectives include the measurement of ADAs and an objective response rate assessment. NCI submitted an IND for LMB-100 plus SVP-Rapamycin (SEL-403), which the FDA accepted in December 2017.

We are also applying our SVP technology to mitigate the formation of ADAs when dosing gene therapy, involving gene augmentation, replacement or editing. Gene therapies often use a viral vector, such as an adeno-associated virus, or AAV, vector to place corrective genetic material into cells to treat genetic diseases. One of the key hurdles for the gene therapy field is to overcome immunogenicity against the viral vector, which can manifest itself in three ways. First, cellular immune response to the transduced cells has been associated with liver inflammation and loss of transgene expression. Second, ADAs form in response to the first administration of a gene therapy vector and prevent effective subsequent doses of gene therapy. The ability to provide repeat doses may be particularly important for pediatric patients to receive continued treatment benefit later in life as gene expression wanes due to cellular turnover as patients grow. The ability to re-administer gene therapies also could provide the potential for dose titration and could be advantageous for diseases where the goal is to transfect a high number of cells. Third, pre-existing ADAs that are induced following a natural AAV infection can neutralize the viral vector and block gene transfer. Up to 50% of patients are ineligible for gene therapy due to the presence of pre-existing ADAs.

Our first proprietary gene therapy program is targeted to treat a rare genetic disease, Methylmalonic Acidemia, or MMA, pursuant to which we are collaborating with a clinical and gene therapy laboratory at the National Institutes of Health, or NIH, and the Massachusetts Eye and Ear Infirmary and The Schepens Eye Institute, Inc., which we collectively refer to as MEE. We have in-licensed the Anc80 gene therapy vector, or Anc80, from MEE. Anc80 is an engineered vector that has been reported to have limited cross-reactivity to antibodies against wild type AAV serotypes and therefore we believe has the potential to treat patients with pre-existing anti-AAV antibodies. In pre-clinical studies, Anc80 has been observed to be a potent gene therapy vector that has demonstrated the capability of yielding superior gene expression levels in the liver compared to AAV8, a naturally occurring AAV vector that is currently being evaluated in clinical trials. We believe our product candidate has the potential to mitigate the problem of pre-existing immunogenicity to the gene therapy vector by using Anc80 and to prevent undesired immune responses to the vector and transgene that can occur with the first dose of gene therapy by using our SVP technology. In February 2017, we entered into a strategic manufacturing agreement with Lonza Houston, Inc. under which Lonza agreed to produce the Anc80 gene therapy for our MMA program. Under our license agreement with MEE, we also have the exclusive option to develop gene therapies using Anc80 for several additional diseases including lysosomal storage, muscular and genetic metabolic diseases. For more information, see "Licenses and Collaborations - Massachusetts Eye and Ear Infirmary” below.

In addition to developing this proprietary non-immunogenic therapeutic candidate, we intend to continue expanding our proprietary immune tolerance pipeline and pursue out-licensing opportunities for select applications of our SVP technology. In December 2016, we entered into a license agreement, or the Spark License Agreement, with Spark Therapeutics, Inc., or Spark, that provides Spark with exclusive worldwide rights to our SVP technology to research, develop and commercialize gene therapies for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A, which is the initial target under the agreement, as well as exclusive options for up to four additional pre-specified targets.

We continue to evaluate our strategic options in peanut allergy, celiac disease and type 1 diabetes. We intend to continue our strategy of out-licensing our SVP technology for antigen-specific immune tolerance for applications that are outside our core areas of focus. For more information, see “Licenses and Collaborations - Spark Therapeutics" below. We believe our SVP technology also has the potential to be used for therapies that stimulate the immune system to prevent and treat cancer, infectious diseases and other diseases. In 2017, we initiated a Phase 1 trial to assess the safety, tolerability and pharmacodynamic profile of our SVP-nicotine vaccine candidate, which we believe is capable of triggering the production of a high level of anti-nicotine antibodies that bind to the nicotine inhaled by smokers, with the potential to prevent nicotine from crossing the blood-brain barrier, thus avoiding an addictive response. We also have an early-stage research program for a therapeutic vaccine for human papilloma virus, or HPV, associated cancers, and we recently completed a preclinical antibody-based vaccine program for malaria. These programs use our SVP technology to encapsulate an immune-stimulatory agent to stimulate the immune system response to a specific antigen. We have financed these programs primarily through grants.

The following chart summarizes our current SVP product candidate pipeline:

Indication	Preclinical	Phase 1	Phase 2	Phase 3
Proprietary ADA Mitigation Programs				
Chronic Severe Gout SEL-212				
Mesothelioma & Pancreatic Cancer SEL-403*				
Methylmalonic Acidemia (MMA) SEL-302				
Ornithine Transcarbamylase Deficiency (OTC) SEL-313				
ADA Mitigation Program License				
Hemophilia A		Spark Therapeutics

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

•
Advance the development of SEL-212 for the treatment of chronic severe gout.    We believe SEL-212 has the potential to become the first biologic treatment that durably controls uric acid while also dissolving harmful deposits of uric acid crystals for a majority of patients with chronic severe gout. We are currently conducting a Phase 1/2 clinical program, comprised of two completed Phase 1 clinical studies and an ongoing Phase 2 clinical trial. We expect to commence enrollment for our planned Phase 3 clinical program in 2018 and intend to advance this program through regulatory approval and commercialization, if warranted by clinical trial results.

•
Leverage SVP-Rapamycin to develop additional novel uses and classes of non-immunogenic biologics.    We intend to use our SVP technology to develop a range of proprietary, non-immunogenic biologic therapies. Our current pipeline includes SEL-212 for chronic severe gout, SEL-403 for solid tumors, as well as proprietary gene therapies that could potentially be re-dosed for rare diseases. In addition, we intend to pursue opportunities to co-administer SVP-Rapamycin with other biologic therapies. In each case, SVP-Rapamycin would be evaluated for its potential to mitigate undesired immune response to the biologic therapy with the goal of improving efficacy and/or safety. Our strategy is to develop proprietary treatments for rare and serious diseases by combining SVP-Rapamycin with biologics that have been in- licensed or provided through research collaborations.

•
Establish infrastructure and capabilities to commercialize our products in rare and orphan diseases.    While we believe our SVP technology may be broadly applicable across disease areas, we intend to focus our proprietary efforts on developing and commercializing proprietary SVP-enabled products for rare and serious diseases where there is high unmet medical need. Therapies for treating these diseases require focused commercial efforts and coordination with patient groups and investigators. As our first product candidate, SEL-212, advances toward Phase 3 clinical trials and potential commercialization, we intend to build a commercial infrastructure to capture its full value.

•
Selectively pursue collaborations and maximize the value of our SVP programs for immune tolerance.    In addition to our own proprietary product development efforts, we are in discussions with potential collaborators and licensees to pursue novel new therapies that would utilize our SVP technology. For example, in December 2016, we entered into the Spark License Agreement to develop gene therapies for certain targets utilizing our SVP technology. For more information, see “Licenses and Collaborations - Spark Therapeutics” below.

•
Opportunistically utilize our SVP technology to stimulate the immune system to fight disease.    We have been utilizing non-dilutive funding and our SVP immune stimulation technology to develop prophylactic and therapeutic vaccines that activate the immune system to fight disease. Our product candidates in this area have included a nicotine vaccine candidate for smoking cessation and relapse prevention, an immunotherapy to treat HPV-associated cancers, and a product candidate for the prevention of malaria. We have developed our program for smoking cessation and relapse prevention with grant funding from the National Institute for Drug Abuse, and for HPV-associated cancers with grant funding from the Skolkovo Foundation. We also recently completed a preclinical malaria program under a sponsored research arrangement with The Bill and Melinda Gates Foundation.

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
A number of therapies have been developed to modulate an immune response. These therapies fall into two categories:

•
Immunosuppressive therapies.    Immunosuppressive therapies are designed to suppress the immune system and inhibit an undesired immune response. However, many current therapies are not antigen-specific and, as a result, broadly suppress the immune system leading to undesired side effects that include opportunistic infections, skin cancer and lymphomas. We believe there is an opportunity to develop therapies that instruct the immune system to mitigate the formation of ADAs in an antigen-specific manner and remain tolerant to the specific antigen, thereby mitigating off-target effects of systemic immunosuppression.

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

OUR SVP TECHNOLOGY
Our SVP technology is a highly flexible nanoparticle platform, capable of incorporating a wide range of antigens and immunomodulators, allowing us to utilize our SVP products for specific applications across multiple indications. Our SVP technology is based in part on the pioneering research performed by our co-founders at Harvard University, Massachusetts Institute of Technology, or MIT, and Brigham and Women’s Hospital, or Brigham. In connection with our company’s founding, we licensed 17 patent families related to several aspects of our SVP technology as applied to nanoparticles for use in vaccines from our co-founders’ institutions pursuant to an agreement with MIT, the party that administers licensing arrangements with respect to patents jointly owned by these institutions. We believe one of the key insights from this research is that nanoparticles are uniquely suited to deliver precise instructions to the immune system as a result of the natural predisposition of the immune system to interrogate nanoparticles, such as viruses. This research led to a portfolio of patents and patent applications covering aspects of our SVP technology, which we have exclusively in-licensed with respect to therapeutic or prophylactic vaccine products or processes. We have aggressively sought to extend and protect the proprietary intellectual property underlying the composition and use of SVP for antigen-specific immunomodulation. For more information, see "Intellectual Property" below.
We are currently developing our SVP technology for:

•	combination with a uricase enzyme for the treatment of chronic severe gout;

•	combination with a recombinant immunotoxin for the treatment of various solid tumors, including mesothelioma;

•	combination with gene therapies for the treatment of rare diseases;

•	potential application with other marketed products, product candidates in development and novel biologic drugs that would otherwise be too immunogenic to develop; and

•	immune stimulation applications for smoking cessation and relapse prevention and HPV-associated cancers.
Our SVP nanoparticles are designed to remain intact after injection into the body and accumulate selectively in lymphoid organs, which include lymph nodes and the spleen, where the immune response is coordinated. They are designed to be processed by specialized immune cells, such as dendritic cells and other antigen-presenting cells that initiate and regulate immune responses, where they deliver the immunomodulator in a coordinated and targeted manner. Depending on the type of immunomodulator encapsulated in the SVP, our technology is designed to induce either a:

•	tolerogenic response to mitigate the formation of ADAs against a biologic drug or treat allergies and autoimmune diseases; or

•	potent antigen-specific stimulatory response, such as an antibody response to a microbial antigen or a cytolytic T cell response to a tumor antigen.

OUR ANTIGEN-SPECIFIC IMMUNE TOLERANCE PROGRAM
Our antigen-specific SVP tolerance programs utilize SVP-Rapamycin, our biodegradable nanoparticle encapsulating the immunomodulator rapamycin. Rapamycin is a small molecule approved for the prevention of organ rejection in kidney transplant patients. To mitigate the formation of ADAs and induce immune tolerance in the body, we co-administer our SVP-Rapamycin with a free antigen, such as a biologic drug, which is depicted in Figure 2 below.

Figure 2. Co-Administration of SVP-Rapamycin with a Biologic Drug
SVP-Rapamycin is co-administered at the beginning of therapy with a biologic drug to mitigate the formation of ADAs without requiring the alteration of the drug or its dose regimen. As a result, we believe our SVP-Rapamycin may provide us with significant opportunities in the areas of immune tolerance and ADA prevention because SVP-Rapamycin can be co-administered at the beginning of therapy with many different biologic drugs. Importantly, each pairing of SVP-Rapamycin with a biologic drug also offers us the opportunity to pursue a distinct proprietary product candidate, which can be separately patented, approved and marketed. SVP-Rapamycin is manufactured under current good manufacturing practice, or cGMP, using well-defined commercial operations, which, we believe, further enhances the scalability of our tolerance programs.
During preclinical studies, we observed that delivering an antigen together with SVP-Rapamycin provided the appropriate signals in vivo to induce regulatory T cells, which, in turn, inhibited effector immune responses, such as the formation of ADAs. In our preclinical studies, we observed that SVP-Rapamycin labeled with a fluorescent dye selectively accumulated in lymphoid organs where it was processed by antigen-presenting cells. Figure 3 below depicts a model of how SVP-Rapamycin would enter a lymph node and be taken up by a dendritic cell. We believe that when delivered in the context of our SVP-Rapamycin, both the biologic drug and SVP-Rapamycin are taken up and processed by dendritic cells in a manner that induces regulatory T cells, which can block the activation of helper T cells, mitigating the formation of ADAs.

Figure 3. SVP-Rapamycin and Antigen/Biologic Drug Presentation and Related Immune Tolerance Induction
Limitations of existing therapies
All biologics, even those comprised of human protein sequences, have the potential to induce ADAs. Whether a biologic drug elicits an ADA response depends on both product-specific factors, such as propensity to form aggregates, the route of administration and mechanism of action, as well as patient-specific factors, such as genetics, underlying disease and medications. For instance, many enzyme and protein replacement therapies used in the treatment of rare and serious diseases have a particularly high rate of immunogenicity because patients are genetically deficient in the target protein and, as a result, the therapeutic protein can be recognized as foreign by the patient’s immune system.

The formation of ADAs can lead to neutralization of efficacy, modification of pharmacokinetics and pharmacodynamics as well as allergic responses. Immunogenicity remains a significant hurdle for the development of safe and effective biologic treatments and has become a key concern for regulators, as evidenced by over 100 approved biologics that describe immunogenicity in their labels or clinical literature. According to product package inserts, approximately 50 currently marketed biologics report an incidence of ADAs affecting over 20% of patients. Among these biologics are Factor VIII products, such as Advate® (antihemophilic factor) for the treatment of hemophilia A and antibody therapeutics with fully human sequences, such as Humira® (adalimumab). We believe that immunogenicity also is a leading cause of product development failure for biopharmaceutical companies and that this issue is hampering the development of novel platform technologies, such as gene therapy and gene editing.
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
Treatment and product development failure resulting from undesired immunogenicity has been recognized by regulators and patient advocacy organizations. In June 2014, the FDA and the National Organization for Rare Diseases, or NORD, co-sponsored a workshop on undesired immune responses to enzyme replacement therapies and called on the biopharmaceutical industry to take a more proactive approach to addressing immunogenicity to biologics.
Currently, we believe there are no comprehensive solutions to the complications of immunogenicity. Drug developers often stop the development of biologics that show an undesired immune response during preclinical or clinical development. In some cases, biopharmaceutical companies may attempt to reduce undesired immune responses by re-engineering the biologic through protein pegylation or removal of immunogenic epitopes. However, these approaches are limited in their effectiveness. Physicians may try to address the issue of undesired immune responses by increasing the dose of the biologic, which can be prohibitively expensive and may present greater safety concerns, or in life-threatening situations, by using global immunosuppressive combination therapies. We believe that our tolerogenic SVP technology could offer an entirely new and effective treatment alternative for undesired immune responses, including with respect to the formation of ADAs, but potentially also for autoimmune diseases and allergies.

OUR SVP PROGRAMS TO INDUCE ANTIGEN-SPECIFIC IMMUNE TOLERANCE
We believe our SVP technology to induce antigen-specific immune tolerance has a broad range of applications. We are currently pursuing targeted product development strategies for multiple applications in which we believe SVP products could be highly differentiated.

•
Therapeutic enzymes.    Therapeutic enzymes are a frequently used class of biologic drugs to treat rare diseases. Through our analysis of biologic drugs, including our preclinical studies, we have observed that enzymes are especially prone to undesired immune responses. Our first product candidate, SEL-212, includes pegsiticase, a pegylated uricase enzyme, which is an example of an immunogenic enzyme for which we are applying SVP-Rapamycin with the intention of improving the enzyme’s efficacy and safety. Other examples of immunogenic enzymes include acid alpha-glucosidase for the treatment of Pompe disease, alpha galactosidase A for the treatment of Fabry’s disease and microbial enzymes such as asparaginase for the treatment of cancers. We intend to seek opportunities to secure supply of and, if appropriate, licenses to these or other enzymes that we would pair with SVP-Rapamycin to enhance their efficacy, safety and use in their treatment of diseases.

•
Oncology treatments. While a variety of cancer treatments have demonstrated the potential to halt or reverse the course of tumor growth in patients, some of these therapies have proven to be highly immunogenic. One such example is LMB-100, now an investigational immunotoxin developed in collaboration with NCI. The majority of mesothelioma patients treated with an earlier version of LMB-100, called SS1P, experienced dose-limiting immune responses despite the use of potent immunosuppressants. However, the few chemotherapy-refractory mesothelioma patients tolerating more than two treatment cycles in this Phase 1 clinical trial showed marked antitumor responses. We and NCI have observed in preclinical studies that SEL-403, consisting of SVP-Rapamycin dosed in combination with LMB-100, prevented the formation of anti-LMB-100 antibodies and allowed for the administration of at least four treatment cycles in mouse models, representing a meaningful increase in the number of effective doses that could be administrated without the onset of neutralizing antibodies. Further, in a tumor model, the addition of SVP-Rapamycin to the regimen showed a beneficial effect on controlling tumor growth. We in-licensed LMB-100 from NCI in 2017. In March 2018, we initiated a Phase 1 clinical trial of SEL-403, consisting of SVP-Rapamycin and LBM-100 in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy.

•
Gene therapies.    We believe gene therapies have the potential to address key unmet medical needs for many rare genetic diseases, but undesired immune responses to the viral vectors used for gene replacement, augmentation and editing may be restricting their broader use. Through our analysis of genetic diseases, we have identified applications and patient segments that we believe would benefit from our SVP technology. We intend to develop proprietary SVP-Rapamycin-enabled non-immunogenic gene therapies with viral vectors such as the Anc80 vector that we have licensed from MEE. We believe our product candidates have the potential to mitigate the problem of pre-existing immunogenicity to the gene therapy vector by using Anc80 and to prevent undesired immune responses to the vector and transgene that can occur with the first dose of gene therapy by using our SVP technology. Our initial areas of focus include lysosomal storage, genetic muscular and genetic metabolic diseases. We believe we are the first company to systematically pursue the development of gene therapy product candidates with the goal of enabling repeat administration. We have engaged third parties with experience in gene therapy and rare diseases to support the development of our proprietary products. We also have licensed our SVP-Rapamycin technology to Spark Therapeutics for the development of gene therapies for certain pre-specified targets. For more information, see "Licenses and Collaborations - Spark Therapeutics".

•
Other products and product candidates affected by undesired immune responses.    We have generated preclinical data which we believe suggests a broad potential benefit of SVP for immune tolerance. For many biologic drugs, undesired immune responses limit efficacy and cause safety concerns. This includes TNF-alpha-specific monoclonal antibodies for the treatment of rheumatoid arthritis and coagulation factor replacement therapies for the treatment of hemophilia. We intend to out-license SVP-Rapamycin technology for use with other products that are outside our focus to larger biopharmaceutical companies. We believe our SVP technology may also be of interest to biopharmaceutical companies with novel biologic development concepts or product candidates in clinical development that have demonstrated initial efficacy but are experiencing issues with safety or sustained efficacy due to inhibitory ADAs.

SEL-212 for the treatment of chronic severe gout
Overview
SEL-212 is our proprietary product candidate for the treatment of chronic severe gout. SEL-212 consists of SVP-Rapamycin co-administered with pegsiticase, a pegylated uricase. We believe that our SEL-212 has the potential to offer a uniquely effective treatment for patients with chronic severe gout, while also demonstrating the clinical effectiveness of our SVP technology platform. Pegylated uricase, in the form of the approved drug Krystexxa, has demonstrated the ability to significantly reduce uric acid levels and dissolve the harmful uric acid crystals that are the manifestations of gout upon initial treatment in patients. However, we believe broad commercial adoption has not been achieved primarily due to undesired immune responses. Based on our preclinical and Phase 1/2 clinical studies, we believe that by leveraging our SVP technology to mitigate the formation of ADAs following the dosing of our pegylated uricase, pegsiticase, SEL-212 could enable the effective removal of uric acid crystals in a majority of patients.
The market for gout therapy
Gout is a painful and potentially disabling form of arthritis resulting from excess accumulation of uric acid and deposition of uric acid crystals in joints and soft tissues, including those of the kidney and heart, causing harmful inflammation. Gout is caused by an overproduction of uric acid, a natural byproduct of purine metabolism that is produced after consumption of food with high levels of purines such as seafood, meat, yeast and certain vegetables, and/or an inability of the kidneys to excrete adequate amounts of uric acid from the body. High concentrations of serum uric acid lead to formation of uric acid crystals in joints and tissues, causing pain, inflammation and joint damage, and increase the risk for other conditions, including cardiovascular, cardiometabolic, joint and kidney disease.
There are approximately 8.3 million and 10.0 million gout sufferers in the United States and the European Union, respectively. The first line of treatments for gout are Allopurinol and Febuxostat. Both drugs are Xanthine Oxidase inhibitors, oral drugs that reduce the synthesis of uric acid. Lesinurad and Probenecid are oral gout drugs that increase the rate of excretion of uric acid through the kidneys, and are used almost exclusively in combination with these first line treatments. While these oral treatments are designed to prevent the formation of uric acid deposits, they are not well suited to reduce existing uric acid deposits in joints and tissues.
Gout is a spectrum of disease that is typically diagnosed through the measurement of uric acid levels in the blood and/or the identification of uric acid crystals from a visible tophus. High concentrations of serum uric acid increase the risk of co-morbidities, including cardiovascular, cardiometabolic, joint and kidney disease. Patients who are unable to reduce their serum uric acids levels below 6 mg/dl with oral drugs are diagnosed with refractory gout. Patients who have uric acid deposits, or tophi, in soft tissues, joints, the urinary tract, the digestive tract or the heart and a persistently elevated uric acid level when left untreated are diagnosed with chronic tophaceous gout. Tophi are a source of inflammation and pain. Chronic severe gout constitutes a subset of gout patients exhibiting chronic high serum uric acid levels and painful and damaging uric acid deposits. In total, we estimate that there are approximately 160,000 chronic severe gout patients in the U.S. who are seen by rheumatologists.
Figure 4 below illustrates the association between gout and diseases of the heart, vascular system, metabolic process, kidney and joints.
Figure 4. Co-Morbidities Associated with Gout
Based on our preclinical studies, clinical data from our Phase 1b and ongoing Phase 2 trials and market research, we believe that SEL-212 may potentially address two key unmet needs in the treatment of chronic severe gout: the durable control of serum uric acid levels and the elimination of painful and damaging uric acid deposits.
Our product development strategy is designed to address these unmet medical needs while improving the dosing regimen to a once-monthly treatment. We plan to initially seek regulatory approval for the treatment of refractory gout by demonstrating reduction of serum uric acid levels below the FDA-approved endpoint and clinical guideline of 6 mg/dl. We plan for this program to include patients with chronic tophaceous gout. During our market research, physicians expressed their preference for monthly dosing as well as for a subcutaneous route of administration. In response to this preference, we intend to develop SEL-212 as a monthly intravenous treatment and intend to evaluate the development of a subcutaneous formulation.
We believe that SEL-212 is ideally suited for patients with chronic severe gout. If approved, we plan to position SEL-212 as a debulking therapy for gout that would remove harmful uric acid deposits over a limited number of monthly doses and allow patients to switch to oral gout maintenance therapy unless and until such patients experience a subsequent manifestation of uric acid deposits at which time a new course of SEL-212 would be required. We do not believe that oral therapy would completely prevent the build-up over time of uric acid crystals in patients with a history of chronic tophaceous gout. As a result, we anticipate that SEL-212 treatment, if approved, would be required intermittently in such patients. We believe that, in contrast to Krystexxa, SEL-212 may be effective in removing harmful uric acid deposits in most patients with chronic tophaceous gout over multiple courses of treatment in their lifetimes. Figure 5 below depicts this positioning strategy as a sample diagram illustrating what we believe to be a shift in the treatment paradigm for chronic severe gout.

Proposed Algorithm for the Treatment of Chronic Serious Gout

Evaluate harm by Uric Acid Crystals
➢ Source of pain & inflammation
➢ Recognized risk factors for arthritis, diabetes, renal failure and atherosclerosis
➢ Cannot be eliminated efficiently with oral therapy
➢ Patients not treated to target serum uric acid levels (<6mg/dl) are at risk of forming uric acid deposits (tophi)
Monitor using imaging
➢ Use dual energy computed tomography (DECT), ultrasound and radiography now recommended by American College of Rheumatology (ACR) and European League Against Rheumatism (EULAR) to diagnose and monitor tophi
SEL-212 Treatment
➢ Debulking therapy for approximately 5-6 doses
➢ Control serum uric acid level
➢ Potential to remove uric acid deposits (tophi)
➢ Serum uric acid level <6mg/dl
➢ Resolved uric acid deposits (tophi)
YES
Oral maintenance
Continue to monitor serum uric acid levels along with imaging to evaluate disease control, potential for re-treatment with SEL-212 if required (e.g. every 2-5 years)

Figure 5. Sample Treatment Course for Chronic Severe Gout.
We expect our clinical and marketing strategy for SEL-212 to initially focus on the estimated 160,000 patients in the United States with chronic severe gout who are being treated by rheumatologists. If SEL-212 is approved, we expect our strategy for marketing SEL-212 to rheumatologists will be to promote a switch from oral therapies to SEL-212 for patients with serum uric acid levels chronically above 6 mg/dl or those diagnosed with chronic tophaceous gout. Some rheumatologists have begun to utilize imaging technologies recommended by the guideline writing associations for rheumatology, including the American College of Rheumatology and the European League Against Rheumatism. In particular, dual energy computed tomography, or DECT, can visualize uric acid deposits in joints and tissues as depicted in Figure 6 below in green. DECT has the potential to become an important tool to manage chronic severe gout and to visualize the efficacy of SEL-212. We believe DECT imaging use could increase the market for SEL-212 by better assessing the severity of gout prior to treatment and by demonstrating the impact of efficacy following treatment.
Figure 6. Tophi / Uric Acid Deposits (shown in green) Visualized Using Dual Energy Computed Tomography Imaging

SEL-212 components
Our SEL-212 consists of SVP-Rapamycin co-administered with pegsiticase. Our SVP-Rapamycin consists of nanoparticles composed of poly(D,L-lactide), or PLA, and poly(D,L-lactide)-block-poly(ethylene-glycol), or PLA-PEG, encapsulating rapamycin. Our pegsiticase consists of a uricase modified with poly(ethylene-glycol), or PEG. The components of SEL-212 are depicted in Figure 7 below.
Figure 7. Components of SEL-212
Our pegsiticase is a pegylated version of the therapeutic enzyme uricase, which we have licensed from Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio, exclusively for all markets, except Japan and Greater China, and exclusively for Japan only in combination with our SVP technology. Uricase is an enzyme endogenous to all mammals, except for humans and certain primates, which converts uric acid to the more soluble metabolite, allantoin. There is a natural limit to the amount of uric acid that can be excreted by the kidneys, which decreases with age and can be reduced by some medications. By converting uric acid to allantoin, uricase provides an additional way for the body to reduce uric acid. Unlike other gout drugs, uricase is effective in significantly and promptly lowering uric acid levels in virtually all patients who do not form ADAs.
SVP-Rapamycin is our biodegradable nanoparticle that encapsulates rapamycin, also referred to as sirolimus. Rapamycin is the active ingredient of Rapamune, an immunosuppressant which has extensive prior use in humans and is currently FDA-approved as a prophylaxis of organ rejection in kidney transplant patients aged 13 or older. PLA is part of the broader poly(lactic-co-glycolic acid), or PLGA, family of biodegradable polymers that have more than 30 years of commercial use and are formulation components in a number of approved products. Polyethylene glycol, or PEG, has been widely studied in clinical trials and is also a formulation component in many approved biologic products. In our preclinical studies, SVP-Rapamycin co-administered at the initiation of treatment with a biologic drug substantially reduced the formation of associated ADAs and induced antigen-specific immune tolerance to the biologic drug.

Clinical development
For chronic severe gout, we are executing a clinical development program that seeks to demonstrate SEL-212’s ability to durably reduce serum uric acid levels below 6.0 mg/dL. The saturation point of uric acid, or the maximum level at which uric acid will remain soluble in plasma, is 6.8 mg/dL. When uric acid rises above 6.8 mg/dL, monosodium urate microcrystals begin to form and settle in joints and other tissues, creating an inflammatory response that is diagnosed as gout. This inflammatory response is the source of highly debilitating gout flares experienced by patients. When serum uric acid levels drop below the level of 6.0 mg/dL, microcrystals will begin to dissolve and, over time, gout symptoms will resolve. Therefore, a serum uric acid level of less than 6.0 mg/dL is defined as the target for uric acid-lowering treatments by organizations such as the American College of Rheumatology and the European League Against Rheumatism. The FDA and EMA have also established the maintenance of serum uric acid levels below 6 mg/dL as the primary endpoint in clinical trials for urate lowering therapies. Available oral gout therapies are designed to prevent the formation of uric acid microcrystals but are not effective in rapidly removing existing crystalized deposits. In severe gout patients who have significant deposits of monosodium urate crystals, known as tophi, it is of clinical benefit to significantly reduce serum uric acid levels (i.e. below 0.1 mg/dL) for a period of time in order to rapidly dissolve the monosodium urate crystals.
We expect to conduct five clinical studies in more than 400 patients with gout or elevated levels of serum uric acid. We initiated our clinical program in the U.S. in the second quarter of 2015 with a multicenter Phase 1a trial of pegsiticase in patients with serum uric acid levels greater than 6.0 mg/dL. We completed the patient treatment portion of our Phase 1a trial in November 2015, initiated a Phase 1b trial in December 2015 and reported data from both Phase 1 clinical trials in December 2016. In our Phase 1b trial, we demonstrated that a single dose of SEL-212 was capable of lowering serum uric acid levels below 0.1 mg/dL for at least 30 days, which is correlated with the inhibition of uricase-specific ADAs. We initiated patient recruitment in an open label multi-dose Phase 2 clinical trial of SEL-212 in patients with symptomatic gout and elevated uric acid levels in October 2016. This study is being conducted at multiple clinical sites in the U.S. After an end-of-Phase 2 meeting with the FDA, we expect that we will be required to conduct two replicate Phase 3 clinical trials in patients with chronic refractory gout. We plan to leverage our experience in chronic refractory gout for additional but similar clinical trials to support the treatment of patients with chronic severe gout, with or without visible tophi.
Phase 1 and Phase 2 clinical trials
SEL-212 is currently being evaluated in a Phase 1/2 clinical program that includes a Phase 1a and Phase 1b clinical trial in patients with high uric acid levels as well as a Phase 2 clinical trial in patients with symptomatic gout and high uric acid levels. Each Phase 1 clinical trial was designed with the primary objective to evaluate the safety and tolerability of SEL-212 and its individual components. Additional objectives of the Phase 1 clinical trials included identifying a pegsiticase dose that was capable of lowering serum uric acid levels over a period of one month, evaluating the immunogenicity of pegsiticase after a single dose and demonstrating that SVP-Rapamycin co-administered with pegsiticase reduced uric acid levels and mitigated the formation of uricase-specific ADAs. The Phase 2 clinical trial is evaluating the effect of multiple doses over an extended period of time on serum uric acid and the formation of ADAs in patients. We received final data from both Phase 1 clinical trials in December 2016. We commenced patient recruitment in the Phase 2 clinical trial in October 2016.
Phase 1a clinical trial
The Phase 1a clinical trial for SEL-212 was conducted at multiple sites in the United States and was a single ascending dose trial of pegsiticase alone in 22 patients with elevated serum uric acid levels greater than 6 mg/dl. At the outset of the trial, each of five cohorts received a single intravenous infusion of pegsiticase at ascending dose levels. We monitored the patients during a 30-day period post-infusion. We commenced enrollment of the clinical trial in the second quarter of 2015 and completed the treatment portion of the trial in November 2015. We observed that pegsiticase demonstrated no serious adverse events, or SAEs, and was well tolerated at the five dose levels tested. Additionally, we observed that pegsiticase rapidly reduced and sustained average serum uric acid levels below 6 mg/dl for each cohort for 14 to 30 days, depending on the dose level. Consistent with our preclinical studies in animals, pegsiticase induced uricase-specific ADAs in all patients with varying levels in this Phase 1a trial.
Figure 8 below indicates the serum uric acid and uricase-specific ADA levels for each patient in Cohort #3 of the Phase 1a clinical trial, which received a single dose of 0.4 mg/kg of pegsiticase. The serum uric acid levels were measured at baseline and days seven, 14, 21 and 30 and uricase-specific ADA levels at baseline and days seven, 14 and 30 following the single intravenous injection of pegsiticase. We did not measure uricase-specific ADA levels at day 21 in the Phase 1a clinical trial. Patient number two in this cohort developed a relatively low level uricase-specific ADA titer of 40 and maintained uric acid levels below 0.5 mg/dL through the thirtieth day after dosing. By contrast, the remaining four patients in the cohort developed levels of uricase-specific ADAs greater than 1,000 titer and uric acid levels above 5 mg/dL by the thirtieth day after dosing. Based on the results from our Phase 1a clinical trial, we observed that pegsiticase at the 0.4 mg/kg dose is capable of achieving and maintaining a reduction of serum uric acid below the target of 6 mg/dL for a 30-day period in the absence of inhibitory uricase-specific ADAs.
Figure 8. Phase 1a Clinical Trial: Serum Uric Acid and Uricase-Specific ADA Levels of the Third Cohort
Based on our analysis of the Phase 1a clinical trial data, we selected the pegsiticase dose of 0.4 mg/kg from Cohort #3 of the Phase 1a clinical trial for further study in the Phase 1b clinical trial.
Phase 1b clinical trial
In December 2015, we initiated our Phase 1b clinical trial at multiple sites in the United States. The clinical trial enrolled 63 patients with serum uric acid levels greater than 6 mg/dl. One group of five patients received a single 0.4 mg/kg dose of pegsiticase alone, which we refer to as the Pegsiticase Cohort. Four groups of patients, each containing two placebo-control patients and five test article patients, received a placebo or a single intravenous infusion of SVP‑Rapamycin alone at the following ascending dose levels: 0.03 mg/kg, 0.1 mg/kg, 0.3 mg/kg and 0.5 mg/kg, which we refer to collectively as the

SVP‑Rapamycin Cohorts. Four groups of patients received a single intravenous infusion of SVP‑Rapamycin at ascending dose levels of 0.03 mg/kg (5 patients), 0.1 mg/kg (10 patients), 0.15 mg/kg (5 patients) or 0.3 mg/kg (5 patients) with a fixed dose of pegsiticase of 0.4 mg/kg, which we collectively call the SEL-212 cohorts. All patients were followed for at least 30 days after their initial dose.
Figure 9 below depicts the serum uric acid levels of Pegsiticase Cohort (depicted in red symbols), the SVP‑Rapamycin Cohorts (depicted in blue symbols), and the SEL‑212 Cohorts (depicted in green symbols) from the Phase 1b clinical trial. Serum uric acid levels were measured at baseline and days seven, 14, 21, 30 and longer for some patients that maintained serum uric acid control at day 21. As expected, SVP‑Rapamycin alone had no relevant effect on reducing serum uric acid levels across the SVP‑Rapamycin Cohorts, as such levels remained relatively constant during the 30‑day period. Patients in the Pegsiticase Cohort showed an immediate drop in uric acid levels after dosing, with uric acid levels returning close to or above baseline levels by day 21 in four of the five patients, similar to what was observed in Cohort #3 in the Phase 1A study. In contrast, patients in the SEL-212 Cohort receiving the lowest dose of SVP‑Rapamycin (0.03 mg/kg) co-administered with pegsiticase (0.4 mg/kg), showed four out of five patients maintaining serum uric acid levels below 6 mg/dL through day 21 after dosing. SEL-212 patients receiving SVP-Rapamycin at 0.1 mg/kg co-administered with 0.4 mg/kg of pegsiticase, showed seven out of 10 patients maintained levels of serum uric acid of less than 0.1 mg/dl through day 30. SEL-212 patients receiving SVP-Rapamycin at 0.15 mg/kg co-administered with 0.4 mg/kg of pegsiticase, showed all five patients maintaining levels of serum uric acid of less than 6 mg/dL through day 30. Finally, SEL-212 patients receiving SVP-Rapamycin at 0.3 mg/kg c- administered with 0.4 mg/kg of pegsiticase, showed all five patients maintaining levels of serum uric acid of less than 0.1 mg/dL through day 30. These results indicate that SEL-212 showed a dose-dependent reduction in serum uric acid levels.
Figure 9. Phase 1b Clinical Trial: Uric Acid Levels Across All Phase 1b Cohorts
Figure 10 below depicts the serum uric acid levels at day 30 next to the corresponding day 30 uricase-specific ADA titer for all patients in the Pegsiticase Cohort and in the SEL-212 Cohorts at the three higher dose levels. Four of the five patients treated with 0.4 mg/kg pegsiticase alone showed their serum uric return to baseline by day 30 and all five showed uricase specific ADA titers greater than 1000. Seven of 10 SEL-212 patients treated with 0.1 mg/kg SVP-Rapamycin and 0.4 mg/kg pegsiticase showed serum uric acid levels <0.1 mg/dL with corresponding low or negative uricase specific ADA titers at day 30. All five SEL-212 patients treated with 0.15 mg/kg SVP-Rapamycin and 0.4 mg/kg pegsiticase showed serum uric acid below 6 mg/dL at day 30. One patient developed uricase specific ADA titers greater than 1000 but still maintained his serum uric acid below the target threshold of 6 mg/dL at day 30. The other four patients showed no ADA titers and had serum uric acid levels <0.1 mg/kg. Finally all five SEL-212 patients treated with 0.3 mg/kg SVP-Rapamycin and 0.4 mg/kg pegsiticase showed serum uric acid <0.1mg/dL at day 30 with corresponding low or negative ADA titers. The one patient with an ADA titer of 120 at baseline showed the same titer at baseline and at each time point tested, indicating that this patient had pre-existing low titer of antibody that was cross-reactive with pegsiticase at baseline. These results indicate that SEL-212 can mitigate the formation of uricase-specific ADAs which correlates with sustained control of serum uric acid levels through at least day 30 after a single dose.
Figure 10. Comparison of Phase 1b Uric Acid and Uricase‑Specific ADA Levels
Certain patients in the SEL-212 Cohort were requested to return for additional visits on days 37, 44, and/or 51 because their serum uric acid levels were still under control (< 6mg/dL) at day 21. Not all patients were able to return for the additional visits. The data for those who could return are in included in Figure 11 below. The data show that uric acid levels eventually return to baseline, as expected after a single dose of pegsiticase. Importantly, no emergence of ADAs was detected in those patients who exhibited low or no ADA titers at day 30. These data suggest that the treatment with SVP-Rapamycin could control immune responses to pegsiticase for up to 51 days after dosing. The data also support monthly dosing in the Phase 2 multiple dose trial of SEL-212.
Figure 11. Comparison of Phase 1b Uric Acid and Uricase‑Specific ADA Levels
Figure 12 below presents a non-head-to-head comparison of the activity of selected dose levels of SEL-212 (0.1, 0.15, and 0.3 mg/kg SVP-Rapamycin + 0.4 mg/kg pegsiticase) and the Pegsiticase Cohort of the Phase 1b clinical trial with data from two replicate, randomized, double‑blind, placebo‑controlled clinical trials of Krystexxa as reported in the Journal of the American

Medical Association in 2011. These two Krystexxa clinical trials included 85 patients who received biweekly doses of Krystexxa, 84 patients who received monthly doses of Krystexxa and 43 patients who received a placebo. Of the Krystexxa‑treated patients that were considered responders, as defined by the maintenance of uric acid levels below 6 mg/dL for 80% of the time at months three and six, the mean uric acid levels in patients on the biweekly dose regimen were more meaningfully and consistently improved than patients on the monthly dose regimen. Krystexxa has been approved for the treatment of refractory gout on a biweekly dose regimen whereas the monthly dose regimen of Krystexxa has not been approved for marketing. The graph on the left in Figure 14 below depicts the data for the four-week period after the first dose of Krystexxa from the cohorts of patients in the Krystexxa clinical trials who received monthly doses.
The placebo control patients, indicated in open circles in Figure 12 below, had uric acid levels above 6 mg/dl for the entire four weeks. The Krystexxa‑treated patients that went on to become responders are indicated in black circles. The Krystexxa‑treated patients that went on to become non‑responders, as defined by the inability to maintain uric acid levels below 6 mg/dl for 80% of the time at months three and six, are indicated in black triangles. Only 35% of Krystexxa‑treated patients in the monthly dosing cohorts were classified as responders. Of the patients that received monthly doses, it is notable that, even at four weeks, the mean uric acid levels were above 6 mg/dl in the non‑responders, representing 65% of patients, and were above 4 mg/dL in the responders. While not depicted in Figure 12 below, 89% of all Krystexxa‑treated patients developed ADAs. In comparison, the middle graph in Figure 12 below depicts data from patients treated with pegsiticase alone of the Phase 1b clinical trial, indicated in red. The overall kinetics of serum uric acid levels following a single dose of pegsiticase is qualitatively similar to that observed in the monthly Krystexxa study. In contrast, patients of the Phase 1b clinical trial treated with a single dose of SEL-212 (0.1, 0.15, or 0.3 mg/kg SVP-Rapamycin + 0.4 mg/kg pegsiticase), and indicated in green, maintained levels of serum uric acid well below the target threshold of 6.0 mg/dL through day 30. Patients in the Phase 1b clinical trial, treated with SVP‑Rapamycin alone and indicated in blue, experienced no significant reduction in uric acid levels, as such levels remained relatively constant over the 30-day period.
Figure 12. Retrospective Comparison of the Activity of Krystexxa, Pegsiticase, and SEL‑212 After a Single Dose
While we believe the above comparison is useful in evaluating the results of SEL-212 Cohorts of the Phase 1b clinical trial, our Phase 1b clinical trial and the Krystexxa clinical trials were separate trials conducted by different investigators at different sites. In addition, there were substantial differences, including, for example, that the Krystexxa clinical trials were double‑blind trials involving a substantial number of patients with refractory gout while our Phase 1b clinical trial evaluated SEL‑212 in an unblinded manner in a small number of patients with elevated uric acid levels. Moreover, we could only compare the efficacy of SEL-212 with the four‑week period following the first injection of Krystexxa as SEL-212 has not yet been evaluated in a multi-dose clinical trial. In this regard, we have not conducted a head‑to‑head comparison of SEL-212 and Krystexxa in a clinical trial. Results of a head-to-head comparison may differ significantly from those set forth in Figure 12 above. In addition, because our Phase 1b clinical trial and the Krystexxa clinical trials were separate trials and because Cohort #6 of our Phase 1b clinical trial involved only five patients, differences between the results of our Phase 1b clinical trial and the two Krystexxa clinical trials may not be statistically or clinically meaningful. For these reasons, investors should not place undue weight on the comparative information set forth above, including in Figure 12. Based on our observations from the Phase 1b clinical trial data that SEL‑212 was capable of controlling uric acid levels for at least 30 days in patients treated with SEL-212 at SVP-Rapamycin dose levels of 0.1, 0.15, and 0.3 mg/kg, we believe SEL‑212 has the potential to maintain low uric acid levels with monthly dosing, which we plan to test in the Phase 2 clinical trial.
At the completion of our Phase 1b program for SEL-212 we had dosed a total of 64 patients in the trial with either SEL-212 (SVP‑Rapamycin and pegsiticase), SVP‑Rapamycin alone, pegsiticase alone or placebo. The median serum acid level of patients enrolled was 7.3 mg/dL, with a mean of 7.4 mg/dL at baseline. Patients presented with an average of 5.3 co-morbidities, such as hypertension and diabetes.
We have generally observed that SEL‑212 and its components, SVP‑Rapamycin and pegsiticase, have been well tolerated in this patient population. There were a total of six SAEs in the Phase 1b trial. Of the six SAEs, three were determined to not to be related to study drug by investigators. Of the remaining three SAEs that were determined to possibly or likely be related to study drug, two were cases of stomatitis that occurred at the highest dose of SVP-Rapamycin tested (0.5 mg/kg), leading us to define 0.3 mg/kg as the maximum tolerated dose of SVP-Rapamycin in this patient population. The remaining SAE was a case of drug hypersensitivity that occurred at a dose of 0.1 mg/kg of SVP-rapamycin in combination with 0.4 mg/kg of pegsiticase. In all cases, the patient fully-recovered from the SAE without residual effects.
Phase 2 clinical trial
In the fourth quarter of 2016, we began enrolling patients with symptomatic gout and elevated serum uric acid levels in an open-label, multiple ascending dose Phase 2 clinical trial of SEL-212. The primary and secondary endpoints for this trial include safety, tolerability, pharmacokinetics, and reduction of serum uric acid and ADA levels. We are also collecting data regarding flares and other patient-related observations. We are enrolling patients in multiple ascending dose cohorts with the primary goal of identifying the dose regimens to advance into our planned Phase 3 clinical program.
As of March 9, 2018, a total of 111 patients had been dosed in the Phase 2 trial at 15 active U.S. clinical sites. Dosing had been completed in an initial eight cohorts in the trial. The following is a summary of clinical activity from the trial as defined by the primary clinical endpoint (i.e., serum uric acid levels below 6 mg/dL):

•
Control and Low SVP-Rapamycin Dose Cohorts (cohorts receiving five monthly doses of pegsiticase alone or three monthly doses of 0.2 mg/kg or 0.4 mg/kg of pegsiticase + 0.05 mg/kg of SVP-Rapamycin followed by two monthly doses of pegsiticase alone): Dosing of patients in the control cohorts receiving pegsiticase alone was stopped early due to a loss of clinical activity caused by the immunogenicity of the enzyme. Clinical activity was lost by week 12 in the majority of patients receiving pegsiticase in combination with the 0.05 mg/kg dose of SVP-Rapamycin.

•
Mid SVP-Rapamycin Dose Cohorts (cohorts receiving three monthly doses of 0.2 mg/kg or 0.4 mg/kg of pegsiticase + 0.08 or 0.10 mg/kg of SVP-Rapamycin followed by two monthly doses of pegsiticase alone): A majority of patients in these cohorts maintained clinical activity while receiving the combination therapy through week 12. These results are consistent with the level of clinical activity observed through day 30 at a similar SEL-212 dose level in our Phase 1b trial. At the 0.1 mg/kg dose level, half of the patients that maintained clinical activity through week 12 also maintained clinical activity through week 20.

•
Higher SVP-Rapamycin Dose Cohorts (cohorts receiving three monthly doses of pegsiticase +0.125 or 0.15 mg/kg of SVP-Rapamycin followed by two monthly doses of pegsiticase alone): These cohorts were fully enrolled as of March 9, 2018, and we expect to present initial data at a medical conference in the first half of April 2018.

Data from the ongoing trial suggest that ADA levels are strongly correlated with serum uric acid levels. We have observed that SVP-Rapamycin has reduced the formation of ADAs in a dose-dependent manner, which we believe enables pegsiticase to maintain its clinical activity for extended durations as compared to pegsiticase administered without SVP-Rapamycin.

Approximately 24% of patients receiving SEL-212 reported a gout flare during their first month of the trial. This is followed by a decline in flare rates during the remainder of the therapy. By comparison, 50% of patients reported a flare during the first month in the control cohorts receiving pegsiticase alone before treatment was stopped due to loss of efficacy and safety.
SEL-212 has been generally well tolerated at clinically active doses following repeated administrations in the trial. As of October 23, 2017, 11 SAEs had been reported, four of which were reported to be not related or unlikely related to study drug and seven of which were infusion reactions. All SAEs were successfully treated and resolved without further issues.
In February 2018, we began enrolling patients in the current Phase 2 trial who are expected to receive five monthly doses of SVP-Rapamycin in combination with pegsiticase. The patients will be receiving SVP-Rapamycin doses ranging from 0.1mg/kg-0.15mg/kg in combination with 0.2mg/kg of pegsiticase. We expect to present data from these patients at a medical meeting in the third quarter of 2018.

Our SVP-Rapamycin program for immunotoxins
In 2016, we entered a research collaboration with NCI to investigate the ability of SVP-Rapamycin to mitigate ADAs to LMB-100, a second-generation immunotoxin being developed for the treatment of solid cancers. In 2017, we in-licensed LMB-100 from NCI. LMB-100 is a fusion protein comprised of an antibody fragment targeting mesothelin, a protein over-expressed in mesothelioma, pancreatic cancer, lung cancer, breast cancer, and other solid tumors fused via a cleavable linker to an engineered fragment of the Pseudomonas exotoxin A protein. Mesothelioma is a mesothelin-expressing cancer predominantly affecting the layer of tissue lining the lungs and chest wall. This type of cancer has been linked to asbestos exposure. According to the American Cancer Society, approximately 3,000 people are diagnosed with this disease each year in the United States. The prognosis for mesothelioma is very poor, with an average life expectancy of 12-18 months following diagnosis.

A first-generation immunotoxin, termed SS1P, was highly immunogenic in mesothelioma patients, with most patients in a Phase 1 clinical trial limited to one or two cycles of treatment, even with concomitant immunosuppressive therapy [Hassan et al., Sci Trans Med 2013, 5:208ra147]. However, those patients that could tolerate more than two cycles showed major tumor regression. These data suggested that further mitigation of ADAs may be beneficial.

NCI worked with external collaborators to reengineer SS1P in order to make the immunotoxin less immunogenic. This work resulted in LMB-100, which was then utilized in Phase 1 clinical trials in pancreatic cancer and malignant mesothelioma. In these trials, ADAs to the immunotoxin again prevented most patients from receiving the intended four treatment cycles.

Preclinical data generated at NCI showed that the addition of SVP-Rapamycin to the treatment cycles of LMB-100 inhibited the formation of ADAs and enabled dosing of at least four cycles of treatment in mice. Furthermore, therapeutic treatment of mice pre-sensitized with LMB-100 to induce ADAs showed a drop in ADA titers after being challenged with LMB-100 in combination with SVP-Rapamycin. In contrast, mice challenged with LMB-100 alone showed a dramatic boost in titers, while mice challenged with saline showed no significant change in ADA titers. Next, the effects of LMB-100 alone or in combination with SVP-Rapamycin were tested in immunocompetent mice with pre-existing ADAs and bearing syngeneic mesothelioma tumors expressing human mesothelin. LMB-100 alone had no effect on tumor growth whereas, SVP-Rapamycin administered with the first dose of each cycle of LMB-100 inhibited tumor growth. Importantly, SVP-Rapamycin alone did not enhance tumor growth in immunocompetent mice [Mazor et al., PNAS 2018, 10.1073/pnas. 1717063115].

In March 2018, we initiated a Phase 1 clinical trial of SVP-Rapamycin and LMB-100 in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy.

Our SVP-Rapamycin programs for immune tolerance in gene therapy
Overview
Although gene therapy has made significant progress over the last several years, it faces certain limitations due to undesired immunogenicity to either the AAV vector or the encoded transgene. This undesired immunogenicity frequently exists prior to the gene therapy or is induced with the first dose. Once an antibody response to the AAV vector exists, it is likely to interfere with the efficacy of subsequent administration of the AAV vector. For naturally occurring types of AAV such as AAV1 to AAV10, patients can have prior exposure to the naturally occurring virus, which leads to the presence of pre-existing antibodies, or pre-existing immunity. The presence of pre-existing immunity is an exclusion criterion for most clinical gene therapy studies conducted with naturally occurring AAV vectors. Up to 50% of potential gene therapy patients can have pre-existing antibodies, depending on the treated patient population and the AAV strain.
For those patients who are able to receive a dose of gene therapy, gene vector-specific ADAs frequently occur and have been found to prevent the AAV vector from reaching its target cell. It is unknown exactly how long these neutralizing ADAs prevent redosing of gene therapy. However, it has been observed in studies with animals and humans that high titer AAV-specific ADAs develop and persist for more than 10 years, preventing vector readministration. In addition, cellular immune responses have been found to correlate with liver inflammation and loss of gene expression.

Because of the induction of lasting antibodies against AAV, we believe many gene therapy companies have focused on the single localized dose in diseases of the eye and central nervous system for which immunogenicity is perceived to be less of an issue. We believe that many gene therapy applications may require or would benefit from multiple doses, especially therapies designed to treat diseases via intravenous administration. Some of these rare genetic deficiencies are best treated when patients are infants or small children in order to prevent developmental defects. However, pediatric patients may have a higher need for repeat dosing due to higher cell turnover as the patient grows. Accordingly, we believe that a solution enabling repeat dosing would significantly expand the number of diseases and patients that could be treated with gene therapies.

In collaboration with Genethon, a not-for-profit company focusing on gene therapies, we have generated and presented preclinical data in mice in which we observed the ability of SVP-Rapamycin to mitigate the formation of ADAs to AAV-based gene therapy, thereby enabling repeat dosing of the AAV vector in these mice. Preclinical data generated in connection with this collaboration also suggest the ability of SVP-Rapamycin to mitigate the formation of ADAs to AAV capsids in nonhuman primates. We believe these results further indicate that SVP-Rapamycin may have the potential to mitigate undesired immune responses and enable repeat intravenous administration of gene therapies.

In 2016, we in-licensed Anc80, a gene therapy vector, from MEE. In preclinical studies, Anc80 has been observed to be a potent gene therapy vector that has demonstrated the capability of yielding superior gene expression levels in the liver compared to AAV8, a naturally occurring AAV vector that is currently being evaluated in clinical trials. Anc80 is an engineered vector that has been reported to have limited cross-reactivity to antibodies against wild type AAV serotypes and therefore has the potential to treat patients with pre-existing anti-AAV antibodies [Zinn et al, 2015, Cell Reports 12: 1056-1068].

By combining SVP-Rapamycin and Anc80, we intend to enable the development of highly differentiated gene therapies with the goal of (i) treating patients with pre-existing ADAs to naturally occurring AAV, (ii) improving gene therapy safety by mitigating cellular immune responses, and (iii) allowing for repeat gene therapy dosing.

In collaboration with the clinical and gene therapy laboratories at the NIH and MEE, we are developing SEL-302, a product candidate utilizing the Anc80 vector in combination with SVP-Rapamycin for the treatment of methylmalonic acidemia, or MMA, which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. Other than dietary and cofactor therapy, organ transplantation is the only existing option for patients with MMA, a severe organic acidemia most frequently caused by mutations in the enzyme methylmalonyl-CoA mutase, or MUT. In February 2017, we entered into a strategic manufacturing agreement with Lonza Houston, Inc. to scale up and manufacture an Anc80 AAV-based gene therapy product for our MMA program.

Under our license agreement with MEE, we also have the exclusive option to develop gene therapies using Anc80 for several additional indications including lysosomal storage, muscular and genetic metabolic diseases.

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
Pursuant to the Spark License Agreement, Spark has made aggregate payments of $15.0 million to date. On a target-by-target basis, we will be eligible to receive up to an aggregate of $430.0 million in milestone payments for each target, with up to $65.0 million being based on Spark’s achievement of specified development and regulatory milestones and up to $365.0 million for commercial milestones, as well as tiered royalties on global net sales at percentages ranging from mid-single to low-double digits. Until December 2019, Spark has the right to fund up to 50.0% of any development or regulatory milestone payable to us by issuing us shares of Spark’s common stock having a fair market value equal to the percentage of such development or regulatory milestone, as applicable.
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
In connection with the Spark License Agreement, we also entered into a stock purchase agreement with Spark, or the Spark SPA, pursuant to which Spark purchased an aggregate of $15.0 million of our common stock including (i) 197,238 shares for an aggregate purchase price of $5.0 million on the Spark Signing Date, (ii) 324,362 shares for an aggregate purchase price of $5.0 million on June 8, 2017, and (iii) 205,254 shares for an aggregate purchase price of $5.0 million on October 31, 2017.
For more information about the Spark License Agreement and the Spark SPA, see the discussion under “Licenses and Collaborations” below.

OUR IMMUNE STIMULATION PROGRAMS
We believe our SVP technology, by encapsulating antigens and adjuvants, has the potential to be used for therapies that stimulate the immune system to treat cancer, infectious diseases and other diseases. We have early-stage programs for the therapeutic treatment of HPV-associated cancers and antibody-based vaccine programs for nicotine addiction and malaria. These programs have been primarily funded by grants and are the focus of our Russian operations.

Our SVP immune stimulation programs are designed to encapsulate an antigen and a toll-like receptor, or TLR, agonist as the immunomodulator. Humans possess 10 TLRs, each of which recognizes distinct molecular patterns associated with pathogens. Activation of TLRs alert the immune system that a potential pathogen is present and that the immune system should mount a response. In this regard, we refer to TLR agonists as substances that activate specific TLRs. TLR agonists can be used as supplements, or adjuvants, to vaccines to increase the immune response to the vaccine by activating the TLRs in antigen-presenting cells.
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
According to the World Health Organization, HPV infection results in an estimated 530,000 new cases of cervical cancer worldwide, with 270,000 deaths annually. The Centers for Disease Control and Prevention estimates that there are approximately 40,000 U.S. cases of HPV-associated cancer per year. HPV is found in approximately 99% of cases of cervical cancer and 72% of cases of oropharyngeal head and neck cancer. The rising incidence of such cancers is thought to be related to the increasing proportion of cancers caused by HPV. In 2011, a study published in the Journal of Clinical Oncology observed that HPV prevalence in oropharyngeal cancers increased from 16.3% during 1984 to 1989 to 71.7% during 2000 to 2004. There are two HPV strains that are responsible for more than 70% of cervical cancer cases worldwide.
Gardasil and Cervarix are FDA-approved prophylactic vaccines for HPV-related cancers with aggregate worldwide sales reaching nearly $2.3 billion in 2016. While these vaccines can prevent tumor occurrence, Gardasil and Cervarix have not been approved for treatment of patients with existing HPV-related cancers.
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
Overview of our program for HPV-associated cancer
Our first CTL-activating SVP program in development is designed to treat HPV-associated cancers by stimulating the immune response to the E6 and E7 proteins, which are expressed by HPV-associated tumor cells. The HPV E6 and E7 antigens are oncogenic proteins that promote malignant transformation and tumor growth. Our SVP program for HPV-associated cancer consists of a SVP encapsulating the E6 and E7 proteins, or SVP-E6/E7, co-administered with an SVP adjuvant that contains a TLR agonist. We refer to this co-administration as SVP-HPV. Both E6 and E7 present within the SVP are mutated in a targeted fashion and thus devoid of their oncogenic potential.
We were awarded a grant from the Skolkovo Foundation to support our program to develop an SVP immunotherapy to treat HPV-associated cancers. The grant has assisted us with advancing the program into preclinical toxicology studies.

OUR OTHER IMMUNE STIMULATION PROGRAMS
Our other immune stimulation programs are a therapeutic vaccine for smoking cessation and relapse prevention, funded by a grant from the NIDA part of the National Institutes of Health; a prophylactic malaria vaccine, funded by a grant from The Bill and Melinda Gates Foundation; and a product candidate to treat peanut allergy, previously funded by Sanofi.
The smoking cessation and relapse prevention program aims to stimulate the immune system to produce nicotine-specific antibodies in smokers. We believe such antibodies have the potential to bind to the inhaled nicotine and prevent the inhaled nicotine from reaching the brain thereby reducing levels of nicotine in the brain to support smoking cessation and relapse prevention. We had a prior SVP-nicotine product candidate that was partly sponsored by a grant from NIDA, which entered clinical development. Results from a Phase 1 clinical trial conducted in smokers and non-smokers with this prior product candidate showed that it was well tolerated and that nicotine-specific antibodies were induced, but at sub-therapeutic levels. On the basis of the data from this Phase 1 trial, we obtained a new grant from NIDA to further optimize our SVP-nicotine product candidate. We initiated a Phase 1 clinical trial to assess the safety, tolerability and pharmacodynamic profile of our second-generation SVP-nicotine vaccine candidate, SELA-070, in 2017. This is a double-blind, placebo-controlled, dose escalation study enrolling smokers that is currently being conducted in Belgium. Patients receive three injections of SELA-070 or a placebo over a period of 18 weeks followed by eight weeks of monitoring. In addition to safety, the study is evaluating the vaccine’s potency through the measurement of concentrations of nicotine-specific antibodies.
The malaria program was designed to be a dual action, immune-stimulating SVP nanoparticle vaccine that we believe may offer the potential to protect against malaria by preventing infection and transmission. This discovery-stage program was completed under a grant from The Bill and Melinda Gates Foundation in 2017.
We continue to evaluate our strategic options to advance the development of our product candidate to treat peanut allergy.

MANUFACTURING
We manufacture SVP using a readily-scalable, self-assembly nanoemulsion process with well-defined, robust commercial pharmaceutical unit operations. This proprietary, highly specialized and precisely controlled manufacturing process enables us to reproducibly manufacture SVP across many production scales, from milligram-scale at the laboratory bench to hundreds of grams to multi-kilogram scale for commercial production. This well-defined process has been produced at multiple scales. We have also developed and executed the required detailed analytic characterization of our products. We have completed and released multiple cGMP batches of nanoparticles at the 50-gram scale for our SVP-Rapamycin program and at the 10- and 20- gram scale for our nicotine program.
For the SEL-212 program, we have increased SVP-Rapamycin production to a 50-gram scale and have developed an approximately 400-gram scale process, which, at the current projected clinical dose, we believe would be suitable for commercial launch. The process is designed such that this same equipment is capable of potentially producing up to a one kilogram batch size scale. As our nanoparticle manufacturing process is compact, and therefore also portable, our strategy is to transfer our custom designed process skids to our contract manufacturing organization, or CMO, and have the CMO produce the nanoparticles, under our direction. This is the strategy we use for production of clinical supplies for clinical trials and would be the expected strategy for commercial production.
The pegsiticase enzyme for SEL-212 is produced by fermentation in E. Coli and is sourced from 3SBio in China. 3SBio is a Chinese pharmaceutical company that produces multiple approved products in China and also has product sales in other countries around the world. 3SBio supplies the pegsiticase used in the current clinical trials of SEL-212 in the United States. Through a licensing arrangement, we own exclusive worldwide rights to pegsiticase outside of China, with co-ownership of rights in Japan and with 3SBio owning all rights in China. Under this arrangement, 3SBio has agreed to supply us with pegsiticase. We also have selected a back-up supplier for pegsiticase in the United States.
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
Pursuant to the Spark License Agreement, Spark made payments to us of $30.0 million in the aggregate. On a target-by-target basis, we will be eligible to receive up to an aggregate of $430.0 million in milestone payments for each target, with up to $65.0 million being based on Spark’s achievement of specified development and regulatory milestones and up to $365.0 million for commercial milestones, as well as tiered royalties on global net sales at percentages ranging from mid-single to low-double digits. Until December 2019, Spark has the right to fund up to 50.0% of any development or regulatory milestone payable to us by issuing us shares of Spark’s common stock having a fair market value equal to the percentage of such development or regulatory milestone, as applicable.
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
In connection with the Spark License Agreement, we also entered into the Spark SPA, pursuant to which Spark has purchased in the aggregate $15.0 million of our common stock including (i) 197,238 shares for an aggregate purchase price of $5.0 million on the Spark Signing Date, (ii) 324,362 shares for an aggregate purchase price of $5.0 million on June 8, 2017, and (iii) 205,254 shares for an aggregate purchase price of $5.0 million on October 31, 2017.

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
Upon our entry into the MIT License, we paid MIT a non-refundable license issue fee, reimbursed certain of MIT’s costs and issued shares of our common stock to MIT and the other institutional patent owners which were subject to certain anti-dilution, registration and other protective rights. We are obligated to pay MIT creditable annual maintenance fees, low-single-digit running royalty on annual net sales, developmental milestones up to an aggregate of $1.5 million, a mid-single digit percentage of certain payments we receive from corporate partners and a specified percentage of certain income received from sublicensees after 2009 between 10% and 30%. We may terminate the MIT License at any time upon six months written notice. MIT has the right to terminate the MIT License immediately upon written notice to us if we cease to carry on our business related to the MIT License, fail to maintain insurance as required under the MIT License, file for bankruptcy, fail to pay amounts due under the MIT License, challenge or assist others in bringing a challenge to MIT’s patents or fail to cure material breach within 60 days’ written notice thereof. Absent early termination, the MIT License will continue until the expiration or abandonment of the last to expire patent right subject to the MIT License.

Shenyang Sunshine Pharmaceutical Co., Ltd.
In May 2014, we entered into a license agreement with 3SBio, as amended in May 2017, which we refer to as the 3SBio License. Pursuant to the 3SBio License, we were granted an exclusive license to certain pegsiticase-related patents and related “know-how” owned or in-licensed by 3SBio for the worldwide (except for Greater China and Japan) development and commercialization of products based thereupon for human therapeutic, diagnostic and prophylactic use. We are also granted a worldwide (except for Greater China) exclusive license to develop, commercialize and manufacture or have manufactured products combining our proprietary SVP technology with pegsiticase or related compounds supplied by 3SBio (or otherwise supplied if our rights to manufacture are in effect) for human therapeutic, diagnostic and prophylactic use. We were also granted a co-exclusive license to manufacture and have manufactured pegsiticase and related compounds for our preclinical and clinical use or, if the 3SBio License is terminated for 3SBio’s material breach, for any use under the 3SBio License. In addition, the 3SBio License, as amended, permits us to utilize one or more third parties to provide up to 20% of our commercial supply of pegsiticase. Otherwise, except in the case of a supply shortage on the part of 3SBio, we are obligated to obtain at least 80% of our supply of such compounds for Phase 3 clinical trials and commercial use from 3SBio under the terms of supply agreements to be negotiated.

Under the 3SBio License we have paid to 3SBio an aggregate of $1.0 million in upfront and milestone-based payments in 2015 and made an additional milestone payment totaling $2.0 million in 2016. We are required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing our SVP technology, and up to an aggregate of $41.5 million for products without our SVP technology. We are also required to pay 3SBio tiered royalties on annual worldwide net sales related to the pegsiticase component of products at percentages ranging from the low-to-mid single digits for products containing our SVP technology, and from the mid-single digits to low or low-to-mid teens for products without our SVP technology, subject to specified reductions. These royalties are payable, on a country-by-country and product-by-product basis until the later of (i) the date that all of the patent rights for that product have expired in that country, or (ii) a specified number of years from the first commercial sale of such product in such country.
The 3SBio License expires on the date of expiration of all of our royalty payment obligations unless earlier terminated by either party for an uncured material default or for the other party’s bankruptcy. We may also terminate the 3SBio License on a country-by-country or product-by-product basis for any reason effective upon 60 days’ prior written notice to 3SBio or, with respect to a given product, immediately upon written notice to 3SBio if we identify a safety or efficacy concern related to such product.

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
MEE also granted us exclusive options to exclusively license certain of their intellectual property rights relating to several additional target sequences and variations thereof each linked to a specified disease. Pursuant to the MEE Agreement, we agreed to pay MEE a license fee in the low six figures, annual license maintenance fees ranging from the mid-twenty thousands to mid-seventy thousands and an option maintenance fee in the low five figures for each exercisable option. We also agreed to pay development milestones on a licensed product-by-licensed product basis, totaling up to an aggregate of between $4.2 million to $37.0 million and sales milestones on a licensed product-by-licensed product basis, totaling up to an aggregate of between $50.0 million to $70.0 million; tiered royalties equal to a percentage of net sales ranging from mid-single digits to mid-teens, subject to certain reductions; and a percentage, in a range expected to be in the mid-teens depending on timing, of any sublicense income we receive from sublicensing our rights granted thereunder, subject to certain reductions and exclusions. The MEE License will continue until the expiration of the last to expire of the patent rights licensed thereunder. We may terminate the MEE License in whole or in part upon prior written notice. MEE may terminate the MEE License on a target sequence-by-target sequence basis if we fail to make any scheduled payments in respect of such target sequence or if we materially breach a diligence obligation in respect of such target sequence, in each case if we fail to cure within a specified time period. MEE may terminate the MEE License in its entirety if we materially breach certain of our obligations related to diligence, representations and warranties, and maintenance of insurance; if we challenge the validity or enforceability of any patents licensed thereunder; if any of our executive officers are convicted of a felony relating to manufacture, use, sale or importation of licensed products; or upon our insolvency or bankruptcy.

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
We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to our SVP-based immunotherapy technology, program and product candidates. Our patent portfolio contains 10 issued patents in the United States and 82 foreign issued patents, in all cases, owned solely by us. We also have 62 pending patent applications in the United States as well as 407 foreign pending patent applications, in all cases, owned solely by us. These patents and patent applications include claims directed to:

•	tolerance and cancer immunotherapy programs;

•	other immune stimulation programs;

•	methods and compositions incorporating our proprietary SVP nanoparticle in a variety of tolerance applications, including:

◦	mitigating or treating anti-drug antibodies association with protein drugs such as pegsiticase or LMB-100, and

◦	genetic therapies (such as viral delivery of genes).

•
development and commercialization of SEL-212, including both composition of matter and method of treatment claims (there are three patent families that cover the SEL-212 product, one of which is a licensed, issued U.S. patent that covers the SEL-212 product, which expires in 2021); and

•	methods and compositions incorporating our proprietary SVP nanoparticle in a variety of cancer immunotherapy applications, including:

◦	creating various cancer vaccines, and

◦	combination treatments, including co-treatment with PD-1/PDL-1 checkpoint inhibitors.
Set forth below is a table indicating the expiration dates for our owned patent families, or expected expiration dates in the case of our owned patent application families, corresponding to each of our programs.

Program	Description	Patent Family(1)	Expiration(2)
Refractory and chronic tophaceous gout (SEL-212)	SVP-Rapamycin co-administered with pegsiticase	19	2032-2037
Mesothelioma/Pancreatic Cancer	SVP-Rapamycin co-administered with LMB-100	16	2032-2035
Gene therapy	SVP-Rapamycin co-administered with AAV vector	19	2032-2035
Peanut allergy	SVP-adjuvant and SVP-food allergen	13	2032-2035
Celiac disease	SVP-Rapamycin and SVP-gluten	13	2032-2035
Type 1 diabetes	SVP-Rapamycin and SVP-gluten	15	2032-2035
Smoking cessation and relapse prevention (SELA-070)	SVP-adjuvant and SVP-nicotine	6	2030-2032
HPV-associated cancer (SEL-701)	SVP-adjuvant and SVP-HPV antigen	6	2030-2032

(1)	Reflects number of relevant patent and patent application families.

(2)	Reflects expiration date and estimated expiration date ranges of issued patents and patent applications, respectively.

In addition, we have exclusively or non-exclusively licensed intellectual property, including the following patent portfolio: 37 U.S. issued patents; 149 foreign issued patents; 7 U.S. pending patent applications; and 112 foreign pending applications. The licensed patents and patent applications cover various aspects of the technology being developed by us, including claims directed to compositions of matter and methods of use, and have been filed in various countries worldwide including in North America, Europe and Asia, with material expiration dates varying from 2021 to, if claims are issued, 2028. In addition to filing and prosecuting patent applications in the United States, we often file analogous patent applications in the European Union and in additional foreign countries where we believe such filing is likely to be beneficial, including but not limited to Australia, Brazil, China, and Eurasia, including the Russian Federation, Europe, South Korea, Mexico, India, Israel and Japan.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products. SEL-212 may compete with others in the gout market, including Krystexxa, which contains a pegylated uricase similar to the Pegsiticase component of SEL-212 and is indicated for the treatment of refractory gout. Horizon Pharma plc, whose affiliates own Krystexxa, may find other approaches to eliminate undesired immunogenicity to Krystexxa. Long-term treatment with global immunosuppressive products may increase the susceptibility to contract infections, tumors and may lead to organ failure. Large companies with active research to prevent the formation of ADAs and treat allergies or autoimmune diseases include Sanofi, Pfizer Inc., or Pfizer, and Merck & Co., Inc., or Merck. Small, early-stage biopharmaceutical companies active in the research for new technologies to induce antigen-specific immune tolerance include Anokion SA, AnTolRx Inc., Apitope International NV, Caladrius Biosciences, Cour Pharmaceutical Development Company, Inc., Dendright International, Inc., Parvus Therapeutics, REGiMMUNE Corporation, Rubius Therapeutics, Inc., Tolerion, Inc., Topas Therapeutics GmbH, and Txcell SA. However, we believe that most of these companies are focused on autoimmune and inflammatory diseases rather than immune tolerance to biologics.

Our immunostimulatory therapies are also subject to intense competition. In cancer therapy, the most common methods of treating patients are surgery, radiation and drug therapy, including chemotherapy and immunotherapy. Large pharmaceutical companies, including AstraZeneca PLC, or AstraZeneca, Roche Holding AG, Pfizer, Merck, Bristol-Myers Squibb Company, and Amgen Inc., as well as smaller biopharmaceutical companies including Immune Design Corp. are active in the research and development of cancer vaccines. There are a variety of vaccine approaches to treat HPV-associated cancer including the use of DNA vaccines, novel adjuvants, novel antigens and novel delivery vectors for the antigen. Companies with clinical-stage HPV-associated cancer candidates include, among others, Advaxis, in Phase 3 clinical development with Axalimogene Filolisbac; Inovio Pharmaceuticals, Inc., in Phase 2 clinical development with VGX3100; ISA Pharmaceuticals, B.V., in Phase 2 clinical development with ISA-101; AstraZeneca, in Phase 2 clinical development with Axalimogene Filolisbac, which it licensed from Advaxis, and in Phase 2 clinical development with MEDI0457 (previously known as INO-3112) in combination with durvalumab, which it licensed from Inovio Pharmaceuticals, Inc.; and BioNTech AG, in Phase 1/2 clinical development with HARE-40. While in the preclinical stage, we believe that our approach shares the safety of approved vaccine technologies that use antigens and adjuvants and could be synergistic with the use of checkpoint inhibitors such as PD-1 and PD-L1 inhibitors.
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

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

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

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

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

•
Phase III. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

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
Gene therapies
Where a gene therapy study is conducted at, or sponsored by, institutions receiving funding from the National Institute of Health, or NIH, for recombinant DNA research, prior to the submission of an IND to the FDA, study protocol and related documentation is submitted to and the study is registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the recombinant DNA advisory committee, or RAC. Current NIH guidelines specify that RAC review of human gene transfer protocols should be limited to cases in which an oversight body, such as an Institutional Biosafety Committee or an IRB determines that a protocol would significantly benefit from RAC review, and has been determined to meet certain additional criteria. OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public.
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
One of the performance goals agreed to by the FDA under the PDUFA is to review 90% of standard BLAs in 10 months from the filing date and 90% of priority BLAs in six months from the filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs.
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
We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.
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
A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued "Written Request" for such a study.
The BPCIA is complex and is continuing to be interpreted and implemented by the FDA. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.
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
The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. The intent standard under the Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violation of the federal Anti-Kickback Statute may also constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The ACA imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of pricing information and marketing expenditure as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.
We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to, as well as imposed certain other privacy obligations on, “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.
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
The containment of healthcare costs is a priority of federal, state and foreign governments, and the prices of pharmaceutical or biological products have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.
Healthcare reform
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, the ACA, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the

Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; and created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
We also expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance.
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

EMPLOYEES
As of January 31, 2018, we had 64 full-time employees, 48 of whom were primarily engaged in research and development activities. A total of 23 employees have either one or both an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

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
Since inception, we have incurred significant operating losses in every year. Our net loss was $65.3 million, $36.2 million and $25.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $216.9 million. To date, we have financed our operations primarily through our initial public offering of our common stock, a private placement of our common stock, issuances of preferred stock, debt, research grants and research collaborations. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our SVP technology, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of our product candidates, and we have not completed development of any SVP-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:

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
We believe that our existing cash, cash equivalents and investments, and restricted cash as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements into mid-2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
On September 12, 2017, we entered into a term loan facility of up to $21.0 million with Silicon Valley Bank, or SVB. The term loan facility is governed by a loan and security agreement, dated September 12, 2017, between us and SVB, which was funded in full on September 13, 2017. The term loan facility with SVB is secured by a lien on substantially all of our assets, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. We also granted SVB a negative pledge with respect to our intellectual property.
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

We have net operating loss carryforwards, or NOLs, for federal and state income tax purposes that may be available to offset our future taxable income, if any. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre‑change NOLs to offset future taxable income. If the U.S. Internal Revenue Service, or IRS, challenges our analysis that existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in connection with or after a public offering, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. As a result, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.
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
All of our product candidates are derived from our SVP technology, which is an unproven approach to inducing antigen‑specific tolerance or stimulating the immune system. We are primarily using our SVP technology to improve and enable biologics that treat rare and serious diseases, with an initial focus on developing SEL‑212 for the treatment of chronic severe gout. We are also leveraging our SVP platform to pursue programs in additional therapeutic areas such as oncology and gene therapy. For instance, in May 2017 we licensed LMB-100, a potent anti-bacterial toxin, and in March 2018 initiated a Phase 1 trial of our product candidate SEL-403 to evaluate LMB-100 in combination with our SVP technology in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy. In addition, we are developing two gene therapy product candidates for rare inborn errors of metabolism. Our lead gene therapy program is a potential treatment for methylmalonic acidemia. This product candidate is known as SEL-302. Our second gene therapy product candidate, or SEL-313, is intended to treat ornithine transcarbamylase deficiency.
We are at an early stage of development and our technology has not yet led to, and may never lead to, approvable or marketable drugs. We may have problems identifying new product candidates and applying our technologies to these other areas. Even if we are successful in identifying new product candidates, they may not be suitable for clinical development, including as a result of harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:

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

We have not received FDA approval for a therapeutic based on SVP or for a biologic product manufactured in China and we know of only one company who has received FDA approval for a therapeutic based on a biologic sourced from China. In addition, we may use biologics other than pegsiticase with our SVP technology.

As a result, we cannot be certain that our approach, or our development of SEL-212, will lead to the development or approval of marketable products. In addition:

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
We are applying our SVP technology to antigen-specific immune tolerance for gene therapy involving gene augmentation, replacement or editing. Regulatory authorities in the United States and European Union have limited experience in reviewing and approving gene therapy products, which could affect the time and data required to obtain marketing authorization of any of our product candidates.
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

The regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates. Sponsors of certain clinical studies of cells containing recombinant or synthetic nucleic acid molecules, including human gene transfer studies, must comply with the National Institutes of Health’s, or NIH’s, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules and must be authorized by both an applicable Institutional Review Board (“IRB”) and an Institutional Biosafety Committee, which provides oversight of recombinant DNA research.

The NIH Guidelines set forth the principles and requirements for NIH and institutional oversight of research with recombinant or synthetic nucleic acid molecules, including the standards for investigators and institutions to follow to ensure the safe handling and containment of such molecules. In April 2016, modifications to the NIH Guidelines went into effect, pursuant to which only a subset of human gene transfer protocols are subject to review by the NIH Recombinant DNA Advisory Committee, or RAC, a federal advisory committee that provides recommendations regarding research involving recombinant or synthetic nucleic acid molecules. The RAC review proceedings are public, and reports are posted publicly to the website for the NIH’s Office of Biotechnology Activities. Although compliance with the NIH Guidelines is mandatory for research conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Independent of RAC review, the NIH Guidelines also require all human gene transfer protocols subject to the NIH Guidelines to be registered with NIH, with limited exemptions. A study subject to the NIH Guidelines may not begin until the IBC approves the protocol, and the IBC cannot approve the protocol until confirmation from the NIH that such registration is complete. In the event that RAC review is warranted, the protocol registration process cannot be completed until RAC review has taken place. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial. Conversely, the FDA can delay or prevent the initiation of a clinical study even if the RAC has provided a favorable review if the study is not subject to in-depth, public RAC review.

In 2012, the European Medicines Agency approved a gene therapy product called Glybera, which became the first gene therapy product approved by regulatory authorities anywhere in the Western world. GlaxoSmithKline plc’s Strimvelis and uniQure N.V.’s Glybera, are the only two gene therapy products for a genetic disease that have received marketing authorization from the European Commission, and to date only three gene therapy products have been approved for use in the United States by the FDA. We cannot predict how long it will take or how much it will cost to complete clinical developments and obtain regulatory approvals for a gene therapy product candidate in either the United States or the European Union or how long it will take to commercialize a gene therapy product candidate, if and when approved. Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. Adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to modify the requirements for testing or approval of any of our product candidates. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
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
Our lead product candidate, SEL-212, is currently being evaluated in a Phase 2 clinical program that we initiated in October 2016 and that we expect will conclude in 2018. In May 2017, we in-licensed LMB-100, a next-generation immunotoxin that completed a Phase 1 clinical program at the Center for Cancer Research at the NCI, for pancreatic cancer, mesothelioma and other cancers in 2017. For this product candidate, known as SEL-403, we plan to co-administer LMB-100 with SVP-Rapamycin. In March 2018, we initiated a Phase 1 trial of SEL-403 in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy under a CRADA at NCI. In May 2017, we commenced dosing for a Phase 1 clinical trial for SELA-070, a nicotine vaccine candidate in development for smoking cessation and relapse prevention, to assess its safety, tolerability and pharmacodynamic profile. Aside from these programs, our other product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failed clinical trial can occur at any stage of testing. Moreover, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the clinical trial results to date from our Phase 2 trial of SEL-212 may not be predictive of future results as we continue to enroll patients in ascending dose cohorts to receive combination therapy for the entire treatment period. Moreover, we may not be able to complete, or may be required to deviate from, currently planned dosing levels in the Phase 2 trial for a variety of reasons, including, but not limited to, feedback from the FDA.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical development or early-stage clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. For example, multiple serious adverse events, or SAEs, have occurred in connection with SEL-212’s Phase 1/2 clinical program and additional SAEs or similar events could occur during the course of our development of SEL-212 or other product candidates, which could be materially adverse to the success of these programs and delay or prevent our ability to obtain FDA approval. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory authority approval. If we fail to produce positive results in our clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be negatively impacted.
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

-
we may be unable to recruit suitable patients to participate in a clinical trial, the number of patients required for clinical trials of our product candidates may be larger than we expect, enrollment in these clinical trials may be slower than we expect or participants may drop out of these clinical trials at a higher rate that we expect;

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

-
investigators, regulators, data safety monitoring boards or institutional review boards may require that we or our investigators suspend or terminate clinical research, or we may decide to do so ourselves;

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
RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES AND MANUFACTURING
We rely on Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio, in China as our primary supplier of pegsiticase and on other third parties for the manufacture of our product candidates for preclinical and clinical testing, and expect to continue to do so for the foreseeable future. Our reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We obtain the biologic pegsiticase, a component of SEL‑212, our lead product candidate, primarily from 3SBio in China. Under our license agreement with 3SBio, we have limited rights to manufacture pegsiticase and, while we have entered into a contract with a back-up supplier located outside of China, we expect to continue to rely on 3SBio as the primary supplier of pegsiticase for the foreseeable future. In addition, to our knowledge no company has received FDA approval for a therapeutic based on a biologic product manufactured in China.
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
Third‑party manufacturers may not be able to comply with current Good Manufacturing Practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third‑party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. If our contract manufacturing organizations, or CMOs, or 3SBio, are unable to comply with cGMP regulations or if the FDA does not approve their facilities upon a pre‑approval inspection, our product candidate may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.
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

-
collaborations may be terminated for the convenience of the collaborator or for our failure to comply with our obligations under existing or future collaborations and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;

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

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under such collaborations. For example, in November 2016, we received written notice from Sanofi that Sanofi had elected to terminate in its entirety the Sanofi Agreement related to the development of product candidates to treat peanut allergy and celiac disease, and as a result we will not receive any future payments related in the Sanofi Agreement. If we do not receive the funding we expect under these agreements, our continued development of our SVP technology and product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of our therapeutic program collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.
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
We may choose to establish a manufacturing facility for our product candidates for production at a commercial scale. However, we have no experience in commercial‑scale manufacturing of our product candidates and this activity will require substantial additional funds and additional qualified employees. We may not be able to develop commercial‑scale manufacturing facilities that are adequate to produce materials for additional later‑stage clinical trials or commercial use.
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

We face substantial competition, including from biosimilars, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market, especially for any competitor developing a microbiome therapeutic that will likely share our same regulatory approval requirements. In addition, our ability to compete may be affected in many cases by insurers or other third‑party payors seeking to encourage the use of generic or biosimilar products.
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

Our relationships with healthcare providers, customers and third‑party payors will be subject to applicable anti‑kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Arrangements with physicians, others who may be in a position to generate business for us, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

-
the federal Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

-
the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent. Private individuals (e.g., whistleblowers) can bring these actions on behalf of the government;

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

-
the federal Physician Payments Sunshine Act, which requires applicable manufacturers of certain products for which payment is available under a federal healthcare program to report annually to the government information related to certain payments or other “transfers of value” made to physicians and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members; and

-
analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third‑party payors, including private insurers; requirements to comply with federal and pharmaceutical industry compliance guidelines; state data privacy and price transparency laws, many of which differ from each other in significant ways and often are broader than and not preempted by HIPAA or the Sunshine Act, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom may recommend, purchase and/or prescribe our product candidates, if approved, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.
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
For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. The Trump Administration and the U.S. Congress may take further action regarding the Affordable Carte Act, including, but not limited to, repeal or replacement. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
In addition, if a regulatory agency or we later discover previously unknown problems with our products, such as adverse events of unexpected severity or frequency or problems with manufacturers or manufacturing processes, the regulatory agency may impose restrictions on the products or us, including requiring withdrawal of the product from the market. Any failure to comply with applicable regulatory requirements may yield various results, including:

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
In some countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution or arbitrage between low‑priced and high‑priced countries, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidate to other available therapies, which is time‑consuming and costly. If coverage and reimbursement of our product candidates are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.
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
RISKS RELATED TO OUR INTELLECTUAL PROPERTY
If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would negatively impact our business.
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
The patent prosecution process is expensive and time‑consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner or in all jurisdictions. Prosecution of our patent portfolio is at a very early stage, and we are just beginning to reach the statutory deadlines for deciding whether and where to initiate prosecution in specific foreign jurisdictions by filing national stage applications based on our Patent Cooperation Treaty, or PCT, applications. As those deadlines come due, we will have to decide whether and where to pursue patent protection for the various inventions claimed in our patent portfolio, and we will only have the opportunity to obtain patents in those jurisdictions where we pursue protection. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know‑how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business. We also cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete and thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.
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
We currently own ten issued U.S. patents. We cannot provide any assurances that such patents, or any future patents, include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Further, it is possible that a patent claim may provide coverage for some but not all parts of a product candidate or third‑party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.
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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know‑how, information, or technology that is not covered by our patents. Although our agreements require all of our employees to assign their inventions to us, and we require all of our employees, consultants, advisors and any other third parties who have access to our trade secrets, proprietary know‑how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know‑how, and other confidential information and technology will not be subject to unauthorized disclosure or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know‑how, and other information and technology. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we are unable to prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could adversely affect our business and operations.
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
RISKS RELATED TO OUR OPERATIONS
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on Werner Cautreels, Ph.D., our President and Chief Executive Officer, as well as the other members of our management, scientific and clinical team. Although we have entered into employment agreements or offer letters with Dr. Cautreels and certain of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
In January 2018, Dr. Cautreels announced his intention to retire effective December 31, 2018. Recruiting and retaining a new President and Chief Executive Officer will be critical to our success. We anticipate that we will experience a transitional period until our new Chief Executive Officer is hired and then fully integrated into his or her new role. Any delay or failure to recruit Dr. Cautreels’ successor may adversely affect our business and financial results. We cannot predict how long it will take to hire a new Chief Executive Officer and if we are not able to appoint a new President and Chief Executive Officer in a timely manner, or we are forced to operate with a transitional leadership team, our business, financial condition, and results of operations could be materially and adversely affected. Moreover, we cannot provide any assurance that the transition in leadership will not result in a disruption that adversely impacts our business and employee morale.
Recruiting and retaining qualified scientific, clinical, manufacturing, technology and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 18% of our outstanding voting stock as of December 31, 2017. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
Furthermore, our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi‑forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be applicable or unenforceable in such action.
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
Comprehensive tax reform bills could adversely affect our business and financial condition.
The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This annual report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect holders of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters are located in Watertown, Massachusetts and consist of 32,933 total square feet of leased office and laboratory space. In October 2017, we entered into a lease for approximately 5,100 square feet of additional office space. The leases both expire on March 31, 2020. We also lease approximately 2,500 square feet of office and laboratory space in Moscow, Russia on a month to month basis. We believe that our existing facilities are sufficient for our needs for the foreseeable future.
Item 3. Legal Proceedings.
We are not party to any material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

Directors of the Registrant
Werner Cautreels, Ph.D. has served as our President, Chief Executive Officer and member of our board of directors since July 2010. Prior to joining Selecta, Dr. Cautreels was Chief Executive Officer of Solvay Pharmaceuticals, the pharmaceuticals division of the Solvay Group, in Brussels, Belgium, from 2005 until Solvay Pharmaceuticals was acquired by Abbott Laboratories in February 2010. Before becoming the CEO of Solvay Pharmaceuticals, Dr. Cautreels was their Global Head of R&D from 1998. Prior to joining Solvay, he was with Nycomed-Amersham and spent 15 years at Sanofi, Sterling-Winthrop serving in a variety of R&D management positions in Europe and in the United States. Dr. Cautreels is a director of Galapagos NV, in Mechelen, Belgium. He also previously held director positions at Seres Therapeutics, Inc., Innogenetics NV and ArQule, Inc. Additionally, Dr. Cautreels was previously the President of the Belgian-Luxemburg Chamber of Commerce for Russia and Belarus. Dr. Cautreels received his Ph.D. in Chemistry, specializing in Mass Spectrometry, from the University of Antwerp (Antwerp, Belgium), and his financial and business training from the Advanced Management Program at Harvard Business School. Dr. Cautreels’ extensive knowledge of our business and experience as a senior pharmaceutical executive and board member to numerous companies in the biotechnology industry contributed to our board of directors’ conclusion that he should serve as a director of our company.
Timothy C. Barabe joined our board of directors in July 2016. Mr. Barabe also serves on the boards of ArQule, Inc., Veeva Systems Inc., and Vigilant Biosciences, Inc., a private company. From 2014 to 2017, Mr. Barabe served on the board of directors of Opexa Therapeutics, Inc. Mr. Barabe retired in June 2013 from his position as Executive Vice President and Chief Financial Officer of Affymetrix, Inc. Previously, from July 2006 until March 2010, he was Senior Vice President and Chief Financial Officer of Human Genome Sciences, Inc. From 2004 to 2006, he served as Chief Financial Officer of Regent Medical Limited, a U.K.-based, privately owned, surgical supply company. Mr. Barabe served with Novartis AG from 1982 through August 2004 in a succession of senior executive positions in finance and general management, most recently as the Chief Financial Officer of Sandoz GmbH, the generic pharmaceutical subsidiary of Novartis. Mr. Barabe received his B.B.A. degree from the University of Massachusetts (Amherst) and his M.B.A. degree from the University of Chicago. Mr. Barabe’s experience as a senior financial executive of life sciences companies and knowledge of the pharmaceutical and biotech industries contributed to our board of directors’ conclusion that he should serve as a director of our company.
Omid Farokhzad, M.D. is one of our co-founders and has served as a member of our board of directors since 2007. Dr. Farokhzad is the CEO and founder of Seer Biosciences. Previously, he was a Professor at Harvard Medical School, or HMS, and a physician-scientist at Brigham and Women’s Hospital, or BWH, where he established and directed the BWH Center of Nanomedicine. He currently maintains an unpaid faculty position at HMS and BWH. Prior to joining the HMS faculty, Dr. Farokhzad completed his postgraduate clinical and postdoctoral research trainings, respectively, at BWH/HMS and MIT. In 2016, he was among the recipients of the Ellis Island Medal of Honor, and in 2014, the Golden Door Award from the International Institute of New England, for his scientific, societal, and economic contributions to America as an immigrant. Dr. Farokhzad was elected to the College of the Fellows of the American Institute of Medical and Biological Engineering. He is the

recipient of the 2013 RUSNANOPRIZE, and was named an Ernst & Young 2012 New England Entrepreneur of the Year. Dr. Farokhzad has been directly involved in the launch and development of four biotechnology companies and, on occasion, has assumed additional roles in support of management. Dr. Farokhzad currently serves on the Board of Directors of Seer Biosciences, Tarveda Therapeutics and Placon Therapeutics. From 2006 to 2014, Dr. Farokhzad served on the Board of Directors of BIND Therapeutics, Inc. He received his M.D. and M.A. from Boston University School of Medicine, and his M.B.A. from MIT. Dr. Farokhzad’s extensive knowledge of our business and the nanomedicine field and his medical training contributed to our board of directors’ conclusion that he should serve as a director of our company.
Peter Barton Hutt, LL.B., LL.M. has served as a member of our board of directors since 2010. Mr. Hutt is a senior counsel in the Washington, D.C. law firm of Covington & Burling specializing in food and drug law. Mr. Hutt began his law practice with the firm in 1960 and, except for his four years in the government, has continued at the firm ever since. Mr. Hutt served as Chief Counsel for the FDA during 1971 to 1975. Since 1994 he has taught a course on Food and Drug Law at Harvard Law School. Mr. Hutt serves on the board of directors of Concert Pharmaceuticals, Inc., Flex Pharma, Inc. and Q Therapeutics, Inc. From 2013 to 2017, Mr. Hutt served on the board of directors of Seres Therapeutics, Inc., from 2005 to 2017 he served on the board of directors of Xoma Corp., from 2008 to 2016, he served on the board of directors of BIND Therapeutics, Inc., from 2009 to 2015 he served on the board of directors of DBV Technologies, from 2001 to 2014 he served on the board of Momenta Pharmaceuticals, Inc., from 2008 to 2011, he served on the board of Celera Corp and from 2002 to 2012 he served on the board of ISTA Pharmaceuticals, Inc. Mr. Hutt received his B.A. from Yale University, his LL.B. from Harvard Law School and his LL.M. from New York University. Mr. Hutt’s extensive knowledge of and experience with food and drug law and his service on numerous boards of directors in the biotechnology and pharmaceutical industries contributed to our board of directors’ conclusion that he should serve as a director of our company.
Amir Nashat, Ph.D. has served as a member of our board of directors since 2008. Dr. Nashat has been a Partner at Polaris Partners, a venture capital firm, since 2009 and focuses on investments in the life sciences. He currently serves on the board of directors of Fate Therapeutics, Inc., aTyr Pharma, Inc., Syros Pharmaceuticals and several private companies. Dr. Nashat has also served as a director of Receptos, Inc., BIND Therapeutics, Inc., as well as Adnexus Therapeutics, Inc. (acquired by Bristol-Myers Squibb Company) and other private companies. Dr. Nashat completed his Ph.D. as a Hertz Fellow in Chemical Engineering at MIT with a minor in biology. Dr. Nashat earned both his M.S. and B.S. in materials science and mechanical engineering at the University of California, Berkeley. Dr. Nashat’s extensive experience as a venture capitalist and board member to numerous companies in the biotechnology industry contributed to our board of directors’ conclusion that he should serve as a director of our company.
Aymeric Sallin, M.S. has served as a member of our board of directors since 2008. Mr. Sallin has served as the Chief Executive Officer of NanoDimension, a venture capital firm, since 2002 and is the founder of that firm. Since 2014, Mr. Sallin has served as a strategic advisory board member of the École Polytechnique Fédérale de Lausanne, or EPFL. Since 2002, Mr. Sallin has worked to promote nanotechnology around the world, and has received the NSTI Fellow Award and 2012 EPFL Alumni award for his contribution to the field of nanotechnology. Mr. Sallin has worked to generate and close investments of hundreds of millions of dollars into several of NanoDimension’s portfolio companies. He currently serves as a board member of H55, Inc., View, Inc., CROCUS Technology and Tarveda Therapeutics. Mr. Sallin is also a member of the Swiss Academy of Engineering Science. Mr. Sallin received his Masters in Physical Engineering from EPFL in Lausanne, Switzerland. Mr. Sallins' extensive knowledge of our business and the nanomedicine field contributed to our board of directors’ conclusion that he should serve as a director of our company.
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
Patrick Zenner has served as a member of our board of directors since June 2017. Mr. Zenner retired in 2001 from the position of President and Chief Executive Officer of Hoffmann-La Roche Inc., North America, based in Nutley, N.J. Mr. Zenner held various executive positions during his 32-year career with the company. Mr. Zenner is currently a member of the board of trustees of Creighton University and is Chairman of the board of trustees of Fairleigh Dickinson University. In addition, Mr. Zenner is Chairman of the board and a director of both ArQule, Inc. and West Pharmaceutical Services, Inc. Until its sale in 2012, Mr. Zenner was a director of Par Pharmaceuticals, Inc. In 2010, he resigned from the boards of Geron Corporation, Xoma

Ltd. and Exact Sciences, Inc. Until its sale in September 2009, Mr. Zenner was a director of CuraGen Corporation. Mr. Zenner received a B.S./B.A. from Creighton University and an M.B.A. from Fairleigh Dickinson University. Mr. Zenner’s extensive experience as a senior pharmaceutical executive and board member to numerous companies in the biotechnology industry contributed to our board of directors’ conclusion that he should serve as a director of our company.

Executive Officers of the Registrant
David Abraham, J.D. has served as our General Counsel and Corporate Secretary since he joined Selecta in May 2011. From January 2009 to April 2011, Mr. Abraham was a member of Innovation Legal Group, a boutique intellectual property law firm. From August 2006 to December 2008, Mr. Abraham was Executive Director for Patents at Durect Corporation, a small-cap specialty pharmaceutical company. From February 2004 to August 2006, he was Senior Patent Counsel for ALZA Corporation, or ALZA, a Johnson & Johnson company. Prior to working at Durect and ALZA, Mr. Abraham was employed by the law firms of Wilson Sonsini Goodrich and Rosati, and Finnegan Henderson Farabow Garrett and Dunner. Mr. Abraham also was a Patent Examiner at the USPTO. Mr. Abraham received his B.S. in Chemical Engineering from the University of Rochester and his J.D. from the George Washington School of Law.
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
Takashi Kei Kishimoto, Ph.D. has served as our Chief Scientific Officer since June 2011. Prior to joining Selecta, Dr. Kishimoto was Vice President of Discovery Research at Momenta Pharmaceuticals, Inc., where he served in several leadership positions from March 2006 to June 2011 and led a multidisciplinary team in advancing both novel and complex generic products for inflammation, oncology, and cardiovascular disease. He served as Senior Director of Inflammation Research at Millennium Pharmaceuticals, Inc. from 1999 to 2006, where he provided the scientific leadership for four programs in clinical development, and as an Associate Director of Research at Boehringer Ingelheim Pharmaceuticals. Dr. Kishimoto has published over 60 peer-reviewed articles in scientific journals, including Nature, Science, Cell and the New England Journal of Medicine. Dr. Kishimoto received his B.A. from New College of the University of South Florida and his Ph.D. in Immunology from Harvard University.
John Leaman, M.D. has served as our Chief Financial Officer, Head of Corporate Strategy since October 2017. Dr. Leaman previously served as Head of Corporate Development at InfaCare Pharmaceutical Corp., a specialty pharmaceutical company that was recently acquired by Mallinckrodt plc., from 2016 to 2017. Prior to this, Dr. Leaman was Chief Financial Officer of Medgenics, Inc., a publicly traded biotech company from 2014 to 2016. He also previously held senior roles at Shire plc from 2012 to 2014 and Devon Park Bioventures, a venture capital fund targeting investments in therapeutics companies from 2007 to 2012. Dr. Leaman brings to Selecta extensive licensing, merger and acquisition experience and began his career serving a range of life sciences companies as an Associate Principal at McKinsey & Company from 2002 to 2007. Dr. Leaman received an M.D. from the Perelman School of Medicine at the University of Pennsylvania, an M.B.A. from the Wharton School at the University of Pennsylvania, a B.A. in psychology, philosophy and physiology from Oriel College, University of Oxford while completing a Rhodes Scholarship, and a B.S. in biology from Elizabethtown College.
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
Stephen Smolinski has served as our Chief Commercial Officer since October 2017. Mr. Smolinski previously served as the Vice President and Head of Sanofi/Genzyme’s North American Rheumatology Business Unit from 2015 to 2017, where he led the development of the company’s commercialization plans for the rheumatoid arthritis medicine KEVZARA®. Prior to this, he served as Group Vice President of Immunology & Inflammation, Global Strategic Unit at Sanofi from 2013 to 2015. Mr. Smolinski also previously held senior commercial roles at Roche-Genentech, Bristol-Myers Squibb, Johnson & Johnson and Savient Pharmaceuticals. Mr. Smolinski received a B.S. in health care administration from Oregon State University.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been traded on The Nasdaq Global Market under the symbol “SELB” since our initial public offering on June 21, 2016. Prior to our initial public offering, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sale prices of our common stock as reported by The Nasdaq Global Market.

Year ended December 31, 2017	High	Low
First Quarter	$18.50	$10.27
Second Quarter	$20.39	$11.17
Third Quarter	$21.42	$14.72
Fourth Quarter	$24.02	$8.70
Year ended December 31, 2016
Second Quarter (beginning June 21, 2016)	$16.32	$11.16
Third Quarter	$18.88	$10.26
Fourth Quarter	$28.00	$13.69
On March 9, 2018, the last reported sale price for our common stock on the Nasdaq Global Market was $11.07 per share.
Holders
As of March 9, 2018, there were approximately 22,349,840 shares of our common stock outstanding held by approximately 54 holders of record.
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
The graph set forth below compares the cumulative total stockholder return on our common stock between June 21, 2016 (the date of our initial public offering) and December 31, 2017, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 at the market close on June 21, 2016 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
6/16
7/16
8/16
9/16
10/16
11/16
12/16
1/17
2/17
3/17
4/17
5/17
6/17
7/17
8/17
9/17
10/17
11/17
12/17
Selecta Biosciences, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index

Company/Index	6/21/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017

Selecta Biosciences, Inc.	$100.00	$101.79	$122.50	$102.29	$141.86	$130.36	$70.07
Nasdaq Composite Index	100.00	110.25	112.08	123.43	128.57	136.36	145.29
Nasdaq Biotechnology Index	100.00	112.98	103.59	114.82	121.55	130.97	126.00

Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any of our equity securities during the quarter ended December 31, 2017, nor issue any securities that were not registered under Securities Act.
Use of Proceeds from Registered Securities
On June 21, 2016, we completed the initial public offering of our common stock and issued and sold 5,000,000 shares of our common stock at a public offering price of $14.00 per share for net proceeds of $60.8 million after deducting underwriting discounts, commissions and offering expenses. On July 25, 2016, we closed the underwriters’ over-allotment option, and we sold 289,633 shares at a price to the public of $14.00 per share resulting in additional net proceeds of approximately $3.7 million after deducting underwriting discounts, commissions and offering expenses. As of December 31, 2017, we had used all of the net proceeds from our IPO. There has been no change in our prior disclosure regarding our use of proceeds from our IPO contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
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
We have derived the consolidated statement of operations and comprehensive loss data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and comprehensive loss for the year ended December 31, 2014 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results that should be expected in the future.

	Year Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015	2014
Consolidated Statement of Operations Data
Grant and collaboration revenue	$207	$8,083	$6,011	$3,040
Operating expenses	63,991	42,753	31,315	18,439
Loss from operations	(63,784)	(34,670)	(25,304)	(15,399)
Loss on extinguishment of debt	(673)	—	—	—
Other income (expense), net	(864)	(1,540)	130	2,519
Net loss	$(65,321)	$(36,210)	$(25,174)	$(12,880)
Net loss per share:
Basic and diluted	$(3.20)	$(3.89)	$(15.13)	$(7.84)
Weighted average common shares outstanding:
Basic and diluted	20,425,050	10,493,939	2,150,422	2,090,677

	As of December 31,
(In thousands)	2017	2016	2015	2014
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term deposits and investments	$96,562	$84,141	$36,462	$16,592
Total assets	$101,100	$89,301	$42,824	$22,228
Loans payable, net of current portion	$21,042	$7,977	$11,855	$4,824
Redeemable convertible preferred stock	$—	$—	$137,482	$94,033
Total stockholders' equity (deficit)	$51,814	$54,957	$(116,493)	$(87,755)
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
Our proprietary tolerogenic SVP technology, SVP-Rapamycin, encapsulates an immunomodulator in biodegradable nanoparticles to mitigate the formation of anti-drug antibodies, or ADAs, and induce antigen-specific immune tolerance to life-sustaining biologic drugs. We believe our SVP-Rapamycin has potential to enhance the efficacy and safety of existing approved biologic drugs, improve product candidates under development and enable novel therapies. Our lead product candidate, SEL-212, is a combination of a therapeutic uricase enzyme and our SVP technology that is designed to be the first biologic treatment that durably controls uric acid while also dissolving harmful deposits of uric acid in patients with chronic severe gout, a debilitating rare disease with an unmet medical need. We have submitted to the FDA two investigational new drug, or IND, applications for SEL-212, both of which are active. Each IND lists us as the named sponsor and is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy. SEL-212 is currently in a Phase 2 clinical program in multiple clinical sites in the United States. Based on our Phase 1/2 clinical data, we believe that SEL-212 has the potential to control serum uric acid levels and mitigate the formation of ADAs in response to the therapeutic enzyme.
SEL-212 is designed as a monthly treatment for chronic severe gout consisting of SVP-Rapamycin co-administered with pegsiticase, our proprietary pegylated uricase. Our preclinical data indicate that SVP-Rapamycin, when co-administered with pegsiticase, induces antigen-specific immune tolerance to pegsiticase and substantially reduces the formation of associated ADAs. Our Phase 1 data shows that SVP-Rapamycin mitigated the formation of ADAs against pegsiticase after a single dose of

SEL-212. We believe that SEL-212 has the potential to offer a uniquely effective treatment for patients with chronic severe gout, while also demonstrating the clinical effectiveness of our SVP technology. We expect our clinical and marketing strategy for SEL-212 to initially focus on the estimated 160,000 patients in the United States with chronic severe gout that are being treated by rheumatologists.
In addition to SEL-212, we have two other product candidates in clinical development: SEL-403 and SELA-070. We are developing SEL-403, which is a combination of LMB-100 and SVP-Rapamycin, for the treatment of mesothelioma. In May 2017, we in-licensed LMB-100 from the Center for Cancer Research at the NCI. In March 2018, we initiated a Phase I trial of SEL-403 in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy under a CRADA at NCI. We are also developing SELA-070, a nicotine vaccine product candidate for smoking cessation and relapse prevention. In May 2017, we commenced dosing of SELA-070 in a Phase 1 clinical trial assessing safety, tolerability and pharmacodynamic profile.
We are also developing two gene therapy product candidates in preclinical development for rare inborn errors of metabolism. SEL-302, our lead gene therapy product candidate, is a potential treatment for methylmalonic acidemia, which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. Our second gene therapy product candidate, SEL-313, is being developed to treat ornithine transcarbamylase deficiency.
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
Since inception, we have incurred significant operating losses. We incurred net losses of $65.3 million, $36.2 million and $25.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $216.9 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
-    conduct additional clinical trials for SEL‑212, our lead product candidate;
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
-    maintain, expand and protect our intellectual property portfolio, including through licensing arrangements; and

-
add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operations as a public company.

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
We expect that our existing cash, cash equivalents, short-term investments and restricted cash as of December 31, 2017, will enable us to fund our operating expenses and capital expenditure requirements into mid-2019. For additional information, see “Liquidity and Capital Resources.”

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
We have incurred a total of $150.3 million in research and development expenses from inception through December 31, 2017, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2017	2016	2015
Research and development expenses (key projects and initiatives):
SEL-212	$19,593	$9,936	$11,407
SELA-070 (i)	1,227	3,781	1,665
Discovery and preclinical stage product candidate programs, collectively	6,933	1,583	1,521
Other internal research and development expenses	17,412	14,402	8,387
Total research and development expenses	$45,165	$29,702	$22,980

(i) Beginning in the third quarter of 2017, we began presenting research and development costs incurred on SELA-070, our SVP-nicotine vaccine candidate. As a result, prior period amounts were reclassified to conform to the current year presentation.

General and administrative
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our general and administrative personnel and professional fees for auditing, tax and corporate legal services, including intellectual property-related legal services. We expect that our general and administrative expenses will increase in future periods, reflecting an expanding infrastructure and increased professional fees associated with being a public reporting company and maintaining and expanding our intellectual property portfolio.
Investment income
Investment income consists primarily of interest income earned on our cash and cash equivalents and short-term investments.
Loss on extinguishment of debt
The Company recognized a loss on extinguishment of debt of $0.7 million for the year ended December 31, 2017. The loss on extinguishment of debt consists of a final payment fee, a loan prepayment fee, the write-off of unamortized debt issuance costs, unamortized warrant valuation discount and miscellaneous costs incurred as a result of our repayment of the 2015 Term Loan totaling $10.0 million.
Interest expense
Interest expense consists of interest expense on amounts borrowed under our credit facilities.
Other income (expense)
Other income (expense) for the years ended December 31, 2017, 2016 and 2015 was de minimis.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. At December 31, 2017 and December 31, 2016, we maintained cash of $1.3 million and $2.5 million, respectively, in Russian banks, of which $1.2 million and $1.6 million was denominated in U.S. dollars for the years ended December 31, 2017 and 2016, respectively. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.
Income taxes
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. We have recognized the impact of the Tax Reform Act in our consolidated financial statements and related disclosures. Due to the complexities involved in accounting for the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows a registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, we recorded provisional amounts reflecting the impact of the Tax Reform Act in our consolidated financial statements and related disclosures. The impact of the remeasurement of our U.S. deferred tax assets and liabilities to 21% resulted in the reduction of deferred tax assets of approximately $23.4 million, which is offset by a full valuation allowance, thus there is no net effect. We recorded no tax expense related to the deemed repatriation tax because its foreign entity, Selecta (RUS) is a foreign disregarded entity, which is not subject to the repatriation tax.

Our preliminary estimate of the Tax Reform Act and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Reform Act, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Reform Act may require further adjustments and changes in our estimates. The final determination of the Tax Reform Act and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Reform Act.

As of December 31, 2017, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of $162.9 million and $157.9 million, respectively, which expire at various dates through 2037. In 2014, our wholly owned subsidiary, Selecta RUS, was granted a “Skolkovo designated” resident status in Russia. As a result, the subsidiary operates as a corporate tax-exempt entity, with lower employee and employment taxes. All foreign net operating loss carryforwards have been eliminated. The state NOLs began expiring in 2015 and will continue to expire through 2037. At December 31, 2017, we had available federal and state research and development income tax credits of approximately $2.5 million and $2.0 million respectively, which may be available to reduce future income taxes, if any, at various times through 2037.
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

Collaborative research and development and multiple-deliverable arrangements

We enter into collaborative arrangements for the development and commercialization of product candidates utilizing our SVP technology. The terms of these agreements contain multiple deliverables which may include (i) licenses, or options to obtain licenses, to our technology platforms, (ii) rights to future technological improvements, (iii) research and development activities to be performed on behalf of the collaborative partner or as part of the collaboration, (iv) the manufacture of pre-clinical or clinical materials for the collaborative partner, (v) options to acquire licenses for additional therapeutic areas. Payments to us under these agreements may include nonrefundable license fees, option fees, exercise fees, payments for research and development activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales.

When evaluating multiple element arrangements such as the agreements discussed in Note 13, we consider whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, we evaluate certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units. If deliverables have no standalone value, they are grouped together and revenue is recognized over the estimated performance period.

We determine the estimated selling price for deliverables within each agreement using vendor‑specific objective evidence (“VSOE”) of selling price, if available, third‑party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. Since we are a clinical stage company without a marketable product, and currently there is no technologically comparative product on the market, to determine either VSOE or TPE, we have used our best estimate of selling price to estimate the selling price for licenses and deliverables related to our proprietary technology. Under the circumstances, we consider market conditions as well as entity‑specific factors, including those factors contemplated in negotiating the agreements, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating our best estimate of selling price, we evaluate whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration between multiple deliverables.

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

We may receive upfront payments when licensing our intellectual property in conjunction with a manufacturing or a research and development agreement. When we believe the license to our intellectual property does not have stand‑alone value from the other deliverables to be provided in the arrangement, we generally recognize revenue attributed to the license over our contractual or estimated performance period. When we believe the license to our intellectual property has stand‑alone value, we generally recognize revenue attributed to the license upon delivery. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue we record in future periods. Payments or reimbursements resulting from our deliveries of manufactured products and research and development efforts are recognized as the services are performed.

At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, whether the milestone consideration is reasonable relative to all deliverables and payment terms, as well as the level of effort and investment required. Revenues from milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and recognized over the remaining period of performance.

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

Accrued expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, reviewing the terms of our vendor agreements, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include:

*    fees payable to CROs and other third parties;
*    fees payable to vendors in connection with preclinical or clinical development activities; and
*    fees payable to vendors related to product manufacturing, development and distribution of clinical supplies.

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

As of December 31, 2017, we had $10.8 million of total unrecognized compensation expense, net of related forfeiture estimates, which is expected to be recognized over a weighted average remaining vesting period of approximately 2.84 years. We expect stock-based compensation expense relating to share-based payment awards to fluctuate based upon our headcount and the price of our stock.

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

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2017 and 2016
Revenue
The following is a comparison of revenue for the years ended December 31, 2017 and 2016 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2017	2016	(decrease)
Grant revenue	$159	$5,243	$(5,084)	(97)%
Collaboration revenue	48	2,840	(2,792)	(98)%
Total revenue	$207	$8,083	$(7,876)	(97)%
During the year ended December 31, 2017, total revenue decreased by $7.9 million, or 97%, as compared to 2016. The decrease in grant revenue was the result of a $4.1 million reduction in the nicotine vaccine candidate grant award from NIDA, as well as a $1.0 million decrease in other grant revenues, all resulting from the wind down of the grant terms. The decrease in collaboration revenues was due to the termination of the Sanofi collaboration agreement in November 2016.
Research and development
The following is a comparison of research and development expenses for the years ended December 31, 2017 and 2016 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2017	2016	(decrease)
Research and development	$45,165	$29,702	$15,463	52%

During the year ended December 31, 2017, our research and development expenses increased by $15.5 million, or 52%, as compared to 2016, reflecting increases of (i) $9.7 million relating to our Phase 2 trial of SEL-212 and planning for the SEL-212 Phase 3 program (ii) $5.4 million relating to discovery and preclinical stage product programs, (iii) $0.9 million for facilities and office costs, (iv) $0.6 million of stock compensation expense, (v) $0.8 million of compensation costs related to headcount growth to support the clinical trial programs and pipeline advancements and (vii) $3.0 million of depreciation and other expenses, offset by decreases of $2.6 million relating to our Nicotine product candidate and $2.3 million for licenses and permits.
General and administrative
The following is a comparison of general and administrative expenses for the years ended December 31, 2017 and 2016 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2017	2016	(decrease)
General and administrative	$18,826	$13,051	$5,775	44%

For the year ended December 31, 2017, our general and administrative expenses increased $5.8 million, or 44%, as compared to 2016, primarily due to (i) $1.9 million related to growth in headcount to support public company filings and control processes, (ii) a $0.6 million increase in professional fees related to the universal shelf registration filing, (iii) $1.5 million of stock compensation expense, (iv) $0.8 million relating to contract licensing fees associated with collaborations, (v) $0.5 million of office and facilities expense and (vi) $0.6 million in consulting fees, offset by a $0.3 million reduction in patent costs.

Investment income
Investment income increased by $0.4 million during the year ended December 31, 2017 as compared to 2016. This increase was due to the mix of investments and yield earned on the investments.
Loss on extinguishment of debt
The Company recognized a loss on extinguishment of debt of $0.7 million for the year ended December 31, 2017. There was no extinguishment of debt during the year ended December 31, 2016. The loss on extinguishment of debt consists of the unamortized portion of the final fee payment, a loan prepayment fee, the write-off of unamortized debt issuance costs, unamortized warrant valuation discount and miscellaneous costs incurred as a result of our repayment of the 2015 Term Loan totaling $10.0 million.
Foreign currency transaction gain (loss)
We recognized foreign currency losses of $0.1 million and $0.5 million during the years ended December 31, 2017 and 2016, respectively, reflecting the fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $1.2 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
Other income (expense) was de minimis for the years ended December 31, 2017 and 2016.
Comparison of the Years Ended December 31, 2016 and December 31, 2015
Revenue
The following is a comparison of revenue for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2016	2015	(decrease)
Grant revenue	$5,243	$3,621	$1,622	45%
Collaboration revenue	2,840	2,390	450	19%
Total revenue	$8,083	$6,011	$2,072	34%
During the year ended December 31, 2016, total revenue increased by $2.1 million, or 34%, as compared to 2015. The increase was primarily the result of increased research and development activities, resulting in an increase of $1.7 million of revenue recognized during 2016 from the NIDA grant, and $0.6 million from the Sanofi Celiac collaboration, offset by $0.2 million in reduced revenues resulting from the wind down of other collaborations.
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

For the year ended December 31, 2016, our general and administrative expenses increased $4.7 million, or 57%, as compared to 2015, primarily due to (i) $2.1 million in license costs mainly driven by a $1.7 million sublicensing fee paid to MIT associated with licensing our core technology to Spark Therapeutics, (ii) $0.7 million increase in consulting fees for market research and investor relations, (iii) $0.6 million increase in accounting fees associated with implementing quarterly reviews and filings of our consolidated financial statements, (iv) $0.7 million for growth in headcount to support public company filings, (v) $0.2 million increase for travel costs for IPO roadshows, (vi) $0.2 million of stock compensation costs and (vii) $0.2 million of other expenses.
Investment income
Investment income changed less than $0.1 million during the year ended December 31, 2016 as compared to 2015.
Foreign currency transaction gain (loss)
We recognized a foreign currency loss of $0.5 million during the year ended December 31, 2016 and a foreign currency gain of $0.9 million during the year ended December 31, 2015, reflecting the fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each year.
Interest expense
Interest expense was $1.2 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively, representing interest expense and amortization of the carrying costs of our credit facility.
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
From our inception through December 31, 2017, we have raised an aggregate of $309.6 million to fund our operations, of which $118.5 million was from the sale of preferred stock, $9.9 million was from government grants, $25.3 million was from borrowings under our credit facility, $44.3 million was through our collaborations and license agreements, $64.5 million in combined net proceeds was raised from our initial public offering in June 2016 and the underwriters' exercise in part of their option to purchase additional shares of our common stock in July 2016, and $47.1 million in combined net proceeds was raised from our private placement of common stock in June 2017, or the 2017 PIPE.
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
On August 10, 2017, we entered into a sales agreement with Jefferies LLC, as sales agent, or the Sales Agreement, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an at-the market, or ATM, offering. During the third and fourth quarters of 2017, there were no sales of common stock pursuant to the Sales Agreement.
As of December 31, 2017, our cash, cash equivalents, short-term deposits and short-term investments were $96.6 million, of which $1.3 million was held by our Russian subsidiary designated solely for use in its operations including $0.1 million of restricted cash. Our Russian subsidiary cash is consolidated for financial reporting purposes.
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
Indebtedness
On September 12, 2017, we entered into a term loan facility of up to $21.0 million with Silicon Valley Bank, a California corporation, or SVB, the proceeds of which were used to repay our previously existing term loan facility with Oxford Finance LLC and Pacific Western Bank, as successor in interest to Square 1 Bank, and for general corporate and working capital purposes. The term loan facility is governed by a loan and security agreement, dated September 12, 2017, between us and SVB, which was funded in full on September 13, 2017. The term loan facility with SVB is secured by a lien on substantially all assets, other than intellectual property, provided that such lien on assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. We also granted SVB a negative pledge with respect to our intellectual property.
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
Based on the current operating plan, we expect that our cash, cash equivalents, short-term investments and restricted cash as of December 31, 2017, will fund our operating expenses and capital expenditure requirements into mid-2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, license and collaboration arrangements with partners, and research grants. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Summary of Cash Flows

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash provided by (used in):
Operating activities	$(52,037)	$(19,683)	$(22,463)
Investing activities	(2,098)	(22,100)	(4,679)
Financing activities	66,023	67,659	43,906
Effect of exchange rate changes on cash	78	443	(1,019)
Net increase in cash and cash equivalents	$11,966	$26,319	$15,745
Operating activities
Net cash used in operating activities was $52.0 million for the year ended December 31, 2017 as compared to $19.7 million in the same period in 2016, an increase of $32.4 million year over year. The increase in net cash used in operating activities is primarily due to a $29.1 million recorded net loss associated with the increased research and development expenses as we advanced from Phase 1 to Phase 2 clinical trials, an increase of $5.0 million to accounts payable and a decrease in recorded deferred revenues of $7.5 million. This was offset by increases in cash from operating activities as follows: (i) an increase in recorded accrued expenses and other liabilities of $4.9 million (ii) a $2.0 million reduction in restricted cash, prepaid expenses and other assets (iii) an increase in stock-based compensation expense of $2.0 million and (iv) a $0.7 million loss on early extinguishment of debt.
Net cash used in operating activities was $19.7 million for the year ended December 31, 2016 compared to $22.5 million in the same period in 2015. The decrease in net cash used in operating activities of $2.8 million reflects an increase in the net loss of

$11.0 million offset by (i) an increase in deferred revenues of $10.7 million, (ii) a net increase in accounts payable and other liabilities of $1.8 million, (iii) additional (non-cash) stock-based compensation expense of $0.9 million, and (vi) a net increase in other assets and liabilities of $0.2 million.
Investing activities
Net cash used in investing activities was $2.1 million for the year ended December 31, 2017, as compared to $22.1 million in the same period in 2016. The net decrease in cash used in investing activities of $20.0 million for the year ended December 31, 2017 resulted from the purchase of additional short-term investments totaling $33.1 million combined with additional equipment purchases of $0.2 million, offset by an increase in the maturity of short-term investments of $53.3 million.
Net cash used in investing activities was $22.1 million for the year ended December 31, 2016, as compared to $4.7 million in the same period in 2015. The net change in cash of $17.4 million for the year ended December 31, 2016 resulted from the purchase of $24.9 million in short term investments, offset by maturity of $6.9 million of short‑term investments, and a $0.6 million investment in property and equipment.
Financing activities
Net cash provided by financing activities was $66.0 million for the year ended December 31, 2017 as compared to $67.6 million in the same period in 2016. The net change in cash of $1.6 million resulted from (i) $47.1 million of net cash derived from the 2017 PIPE, (ii) $20.9 million from the issuance of the 2017 Term Loan, (iii) $10.0 million received in connection with the issuance of common stock to Spark pursuant to contractual equity acquisition rights, (iv) $0.7 million from the exercise of employee stock options and (v) $0.2 million in proceeds from the issuance of common stock under the ESPP, offset by $12.9 million of loan repayments, as compared to our 2016 cash inflows relating to net cash of $64.8 million received in connection with our IPO and $2.7 million received from the issuance of common stock to Spark.
Net cash provided by financing activities was $67.7 million for the year ended December 31, 2016 as compared to $43.9 million in the same period in 2015. The increase of $23.8 million provided by financing activities is the result of the net cash of $64.8 million derived from our IPO related activities combined with the $2.7 million issuance of common stock in conjunction with our license agreement with Spark during the year ended December 31, 2016, compared to the year ended December 31, 2015 whereby we generated net cash of $39.8 million from the issuance of Series E Preferred Stock and the issuance of debt totaling $6.7 million, which was reduced by the $2.4 million of loan principle payments made.
Commitments and Contingencies
The following summarizes our principal contractual obligations as of December 31, 2017:

Contractual Obligations	Total	2018	2019	2020	2021	2022	Later
Operating leases obligations (1)	$3,294	$1,437	$1,482	$375	$—	$—	$—
Research and development contract obligations (2)	120	60	60	—	—	—	—
Debt obligations (3)	25,111	1,065	4,535	9,093	8,665	1,753	—
Total contractual obligations	$28,525	$2,562	$6,077	$9,468	$8,665	$1,753	$—
________________________________________
(1) Operating lease obligations represent future minimum lease payments under non‑cancellable property leases in Watertown, Massachusetts. The minimum lease payments do not include common area maintenance charges, real estate taxes or any sublease income we may earn.

(2) Research and development contract obligations represent minimum annual license fees payable to universities or partners under our license agreements. Under our license agreement with the Massachusetts Institute of Technology, or MIT, milestone payments are due upon the occurrence of certain events and royalty payments commence upon our commercialization of a product. For purposes of presenting our contractual obligations under the MIT agreement, we have assumed license payments are fully offset by royalty payments in 2020.

(3) Debt obligations include principal and interest due under our credit facility.

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

We enter into agreements in the normal course of business with manufacturers and CROs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. As of December 31, 2017, we had approximately $20.2 million of purchase orders under these agreements. However, these agreements generally provide for termination upon notice. As a result, we have excluded payments under these agreements because (i) the timing of these payments is uncertain and contingent upon completion of future activities and (ii) we believe that our non‑cancellable obligations under these agreements would not be significant.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2017 and December 31, 2016, we had cash, cash equivalents and short-term deposits and investments of $96.6 million and $84.1 million, respectively, consisting of non‑interest and interest‑bearing money market accounts, corporate bonds, U.S. government agency bonds and tri-party repurchase agreements. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.

In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. At December 31, 2017, we held $1.3 million of total cash in Russian banks to support our Russian subsidiary, which includes $1.2 million of cash and cash equivalents and $0.1 million of restricted cash, of which $1.2 million of cash and cash equivalents were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements together with the report of our independent registered public company accounting firm, required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those consolidated financial statements is found in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website at www.selectabio.com in the “Investors & Media” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above.
The information in response to this item is contained in part under the caption “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 15, 2018 and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K regarding executive compensation will be included in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 15, 2018 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 15, 2018 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions, and director independence will be included in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 15, 2018 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 15, 2018 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements
The financial statements listed below are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules
All financial schedules have been omitted because the required information is either presented in the consolidated financial statements filed as part of this Annual Report on Form 10-K or the notes thereto or is not applicable or required.

(a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
4.1	Fifth Amended and Restated Investors' Rights Agreement, dated as of August 26, 2015, by and between the Registrant and each of the stockholders party thereto, as amended by Amendment No. 1 to Fifth Amended and Restated Investors Rights Agreement, dated as of June 7, 2016	S-1/A	333-211555	4.1	6/8/2016
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-211555	4.2	5/24/2016

4.3	Form of Warrant to Purchase Shares of Series D Preferred Stock, dated August 9, 2013 or July 25, 2014, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.5	5/24/2016
4.4	Form of Warrant to Purchase Shares of Series E Preferred Stock, dated December 31, 2015, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.6	5/24/2016
4.5	Common Stock Purchase Warrant, dated June 27, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	4.1	6/28/2017
4.6	Registration Rights Agreement, dated June 27, 2017, by and among the Registrant and the Investors named therein.	8-K	001-37798	10.3	6/28/2017
10.1#	2016 Incentive Award Plan and form of award agreements thereunder	S-1/A	333-211555	10.2	6/8/2016
10.2#	2016 Employee Stock Purchase Plan	S-1/A	333-211555	10.3	6/8/2016
10.3#	Non-Employee Director Compensation Program	S-1/A	333-211555	10.4	6/8/2016
10.4#	Form of Indemnification Agreement for Directors and Officers	S-1	333-211555	10.5	5/24/2016
10.6(a)†	Exclusive Patent License Agreement, dated as of November 25, 2008, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(a)	5/24/2016
10.6(b)†	First Amendment to Exclusive Patent License Agreement, dated as of January 12, 2010, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(b)	5/24/2016
10.6(c)†	Letter Agreement, dated as of November 27, 2012, by and among the Registrant, Massachusetts Institute of Technology and Sanofi	S-1	333-211555	10.7(c)	5/24/2016
10.6(d)†	Letter Amendment, dated as of November 27, 2012, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(d)	5/24/2016
10.6(e)†	Second Amendment to Exclusive Patent License Agreement, dated as of August 29, 2013, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(e)	5/24/2016
10.7(a)†	License and Research Collaboration Agreement, dated as of November 27, 2012, by and between the Registrant and Sanofi	S-1	333-211555	10.8(a)	5/24/2016
10.7(b)†	Supplemental Agreement No. 1 to License and Research Collaboration Agreement, dated as of May 7, 2015, by and between the Registrant and Sanofi	S-1	333-211555	10.8(b)	5/24/2016

10.8†	License Agreement, dated as of May 12, 2014, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	S-1	333-211555	10.9	5/24/2016
10.9†	Manufacturing Services Agreement, dated as of August 1, 2014, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	S-1	333-211555	10.10	5/24/2016
10.10†	Patent Cross-License Agreement, dated as of December 18, 2008, by and between the Registrant and BIND Therapeutics, Inc. (formerly BIND Biosciences, Inc.)	S-1	333-211555	10.11	5/24/2016
10.11†	Exclusive License Agreement, dated as of May 17, 2016, by and among the Registrant, the Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc.	S-1	333-211555	10.12	5/24/2016
10.12†	Lease, dated as of September 30, 2008, as amended by the First Amendment, dated as of July 12, 2011, the Second Amendment, dated as of October 11, 2011 and the Third Amendment, dated as of April 6, 2015, by and between the Registrant and ARE-480 Arsenal Street, LLC	S-1	333-211555	10.13	5/24/2016
10.13	Fourth Amendment to Lease, dated August 21, 2016, by and between ARE-480 Arsenal Street LLC and Selecta Biosciences, Inc.	8-K	001-37798	10.1	9/14/2016
10.14#	Consulting Agreement, dated as of March 10, 2008, as amended by the First Amendment to Consulting Agreement, dated as of January 1, 2012, by and between the Registrant and Omid Farokhzad	S-1	333-211555	10.15	5/24/2016
10.15#	Summary of Oral Agreement, by and between the Registrant and Omid Farokhzad	S-1/A	333-211555	10.16	6/8/2016
10.16#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Werner Cautreels	S-1/A	333-211555	10.17	6/8/2016
10.17#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Takashi Kei Kishimoto	S-1/A	333-211555	10.18	6/8/2016
10.18#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Peter Keller	S-1/A	333-211555	10.19	6/8/2016
10.19#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Earl E. Sands	S-1/A	333-211555	10.20	6/8/2016
10.20#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Lloyd P. M. Johnston, Ph.D.	S-1/A	333-211555	10.21	6/8/2016
10.21#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and David Abraham	S-1/A	333-211555	10.22	6/8/2016
10.22#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and David Siewers	S-1/A	333-211555	10.23	6/8/2016

10.23†	License and Option Agreement, dated as of December 2, 2016, by and between Spark Therapeutics, Inc. and the Registrant	8-K/A	001-37798	10.1	2/14/2017
10.24†	Stock Purchase Agreement, dated as of December 2, 2016, by and between Spark Therapeutics, Inc. and the Registrant	8-K/A	001-37798	10.2	12/14/2016
10.25(a)†
Third Amendment to Exclusive Patent License Agreement, entered into on November 21, 2016 and effective as of November 18, 2016, by and between the Massachusetts Institute of Technology and the Registrant
		8-K/A	001-37798	10.3(a)	12/14/2016
10.25(b)†	Letter Agreement, dated as of December 2, 2016, by and between the Massachusetts Institute of Technology and the Registrant	8-K/A	001-37798	10.3(b)	12/14/2016
10.25(c)†	Letter Agreement, dated as of December 2, 2016, by and among Spark Therapeutics, Inc., the Massachusetts Institute of Technology and the Registrant	8-K/A	001-37798	10.3(c)	12/14/2016
10.26†	Patent License Agreement, entered into as of April 27, 2017, by and between the U.S. Department of Health and Human Services, as represented by The National Cancer Institute an Institute or Center of the National Institutes of Health and the Registrant	10-Q	001-37798	10.1	5/11/2017
10.28	Securities Purchase Agreement, dated June 26, 2017, by and among the Registrant and the Investors named therein	8-K	001-37798	10.1	6/28/2017
10.29	Securities Purchase Agreement, dated June 26, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	10.2	6/28/2017
10.31†	Amended & Restated License Agreement, dated as of May 31, 2017, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	10-Q	001-37798	10.6	8/11/2017
10.32†	Letter Agreement, dated June 6, 2017, by and between the Registrant and Spark Therapeutics, Inc.	10-Q	001-37798	10.7	8/11/2017
10.33	Loan and Security Agreement, dated September 12, 2017, by and between the Registrant and Silicon Valley Bank	8-K	001-37798	10.1	9/13/2017
10.34	Employment Agreement, dated October 26, 2017, by and between the Registrant and John H. Leaman, M.D.	8-K	001-37798	10.1	10/26/2017
10.35	Employment Agreement, dated October 26, 2017, by and between the Registrant and Stephen Smolinski	10-Q	001-37798	10.3	11/7/2017
10.4	2008 Stock Incentive Plan and form of award agreements thereunder	S-1/A	333-211555	10.1	6/20/2016

21.1	Subsidiaries of Selecta Biosciences, Inc.	S-1	333-211555	21.1	5/24/2016
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*    Filed herewith.
**  Furnished herewith.
# Indicates management contract or compensatory plan.
† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24h-2 under the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and the Board of Directors of Selecta Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Selecta Biosciences, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.
Boston, Massachusetts
March 15, 2018

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$70,622	$58,656
Short-term deposits and investments	25,940	25,485
Restricted cash	76	78
Accounts receivable	63	215
Prepaid expenses and other current assets	1,979	2,382
Total current assets	98,680	86,816
Property and equipment, net	2,091	2,047
Restricted cash and other deposits	329	316
Other assets	—	122
Total assets	$101,100	$89,301
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,606	$3,882
Accrued expenses	8,580	3,921
Loans payable, current portion	—	4,067
Deferred revenue, current portion	787	1,836
Total current liabilities	10,973	13,706
Non‑current liabilities:
Deferred rent and lease incentive	151	222
Loans payable, net of current portion	21,042	7,977
Deferred revenue, net of current portion	15,919	12,439
Other long‑term liabilities	1,201	—
Total liabilities	49,286	34,344
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 22,343,254 and 18,438,742 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	3	1
Additional paid-in capital	273,128	211,125
Receivable from stock option exercises	—	(75)
Accumulated deficit	(216,897)	(151,576)
Accumulated other comprehensive loss	(4,420)	(4,518)
Total stockholders’ equity	51,814	54,957
Total liabilities and stockholders’ equity	$101,100	$89,301
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015

Grant and collaboration revenue	$207	$8,083	$6,011
Operating expenses:
Research and development	45,165	29,702	22,980
General and administrative	18,826	13,051	8,335
Total operating expenses	63,991	42,753	31,315
Loss from operations	(63,784)	(34,670)	(25,304)
Investment income	617	234	171
Loss on extinguishment of debt	(673)	—	—
Foreign currency transaction gain (loss), net	(123)	(525)	933
Interest expense	(1,206)	(1,253)	(948)
Other income (expense), net	(152)	4	(26)
Net loss	(65,321)	(36,210)	(25,174)
Other comprehensive loss:
Foreign currency translation adjustment	78	504	(1,110)
Unrealized gain (loss) on securities	20	(36)	—
Total comprehensive loss	$(65,223)	$(35,742)	$(26,284)

Net loss	$(65,321)	$(36,210)	$(25,174)
Accretion of redeemable convertible preferred stock	—	(4,566)	(7,335)
Net loss attributable to common stockholders	$(65,321)	$(40,776)	$(32,509)

Net loss per share attributable to common stockholders:
Basic and diluted	$(3.20)	$(3.89)	$(15.13)
Weighted average common shares outstanding:
Basic and diluted	20,425,050	10,493,939	2,150,422

The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

	Series A		Series B		Series C		Series D		Series SRN		Series E
	redeemable		redeemable		redeemable		redeemable		redeemable		redeemable							Accumulated
	convertible		convertible		convertible		convertible		convertible		convertible				Additional	Stock		other
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		Common stock		paid‑In	option	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	receivable	deficit	loss	Equity (Deficit)
Balance at December 31, 2014	2,589,868	$3,493	7,437,325	$20,533	5,000,002	$19,270	8,099,994	$40,570	2,111,109	$10,167	—	$—	2,123,997	$—	$1	$—	$(83,880)	$(3,876)	$(87,755)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	7,688	—	23	—	—	—	23
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	41,714	—	86	—	—	—	86
Stock‑based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,125	—	—	—	1,125
Accretion of preferred stock to redemption value	—	151	—	915	—	908	—	2,332	—	1,915	—	1,114	—	—	(4,881)	—	(2,454)	—	(7,335)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $213,469	—	—	—	—	—	—	—	—	—	—	8,888,888	36,114	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,647	—	—	—	3,647
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,110)	(1,110)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,174)	—	(25,174)
Balance at December 31, 2015	2,589,868	$3,644	7,437,325	$21,448	5,000,002	$20,178	8,099,994	$42,902	2,111,109	$12,082	8,888,888	$37,228	2,173,399	$—	$1	$—	$(111,508)	$(4,986)	$(116,493)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	8,535	—	21	—	—	—	21
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	71,816	—	224	(75)	—	—	149
Stock‑based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,030	—	—	—	2,030
Accretion of preferred stock to redemption value	—	75	—	449	—	446	—	1,131	—	913	—	1,552	—	—	(708)	—	(3,858)	—	(4,566)
Exercise of common warrants	—	—	—	—	—	—	—	—	—	—	—	—	572,003	—	—	—	—	—	—
Conversion of convertible stock upon listing	(2,589,868)	(3,719)	(7,437,325)	(21,897)	(5,000,002)	(20,624)	(8,099,994)	(44,033)	(2,111,109)	(12,995)	(8,888,888)	(38,780)	10,126,118	1	142,047	—	—	—	142,048
Issuance of common stock, Initial public offering net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	5,289,633	—	64,465	—	—	—	64,465
Issuance of common stock, license agreement	—	—	—	—	—	—	—	—	—	—	—	—	197,238	—	2,743	—	—	—	2,743
Conversion of series D preferred stock warrants into warrants for the purchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	189	—	—	—	189
Conversion of series E preferred stock warrants into warrants for the purchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	113	—	—	—	113
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	504	504
Unrealized gains (losses) on securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(36)	(36)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(36,210)	—	(36,210)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	18,438,742	$1	$211,125	$(75)	$(151,576)	$(4,518)	$54,957
Issuance of common stock under Employee Stock Purchase Plan													16,263	—	180	—	—	—	180
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	269,842	—	630	75	—	—	705
Stock‑based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,080	—	—	—	4,080
Issuance of common stock, license agreement	—	—	—	—	—	—	—	—	—	—	—	—	529,616	—	10,000	—	—	—	10,000
Issuance of common stock, Private placement net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	3,088,791	2	47,113	—	—	—	47,115
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	78	78
Unrealized gains (losses) on securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	20	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(65,321)	—	(65,321)
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	22,343,254	$3	$273,128	$—	$(216,897)	$(4,420)	$51,814
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015

Cash flows from operating activities
Net loss	$(65,321)	$(36,210)	$(25,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	750	802	1,044
Amortization of premiums and accretion of discounts on investments	233	193	—
Loss on disposal of fixed assets	36	3	—
Stock‑based compensation expense	4,081	2,051	1,125
Non‑cash interest expense	390	263	198
Loss on extinguishment of debt	673	—	—
Change in fair value of redeemable convertible preferred stock warrant	—	12	(83)
Changes in operating assets and liabilities:
Accounts receivable	152	610	(153)
Prepaid expenses and other assets	525	(860)	(1,011)
Restricted cash and other deposits	689	103	977
Accounts payable	(2,327)	2,686	667
Deferred revenue	2,432	10,409	(507)
Contingently repayable grant funding	—	(461)	(805)
Accrued expenses and other liabilities	5,650	716	1,259
Net cash used in operating activities	(52,037)	(19,683)	(22,463)
Cash flows from investing activities
Maturities of short-term government obligations	60,158	6,900	—
Purchase of short-term investments	(61,527)	(28,416)	(3,516)
Purchases of property and equipment	(733)	(586)	(1,163)
Proceeds from the sale of property and equipment	4	2	—
Net cash used in investing activities	(2,098)	(22,100)	(4,679)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of expenses	20,957	—	6,674
Repayments of long-term debt	(12,934)	—	(2,336)
Proceeds from issuance of convertible note	—	—	7,092
Proceeds from Initial Public Offering, net of underwriters' discounts and commissions	—	68,870	—
Deferred IPO costs paid	—	(4,103)	(302)
Proceeds from Private Placement, net of issuance costs ($2.9 million)	47,114	—	—
Proceeds from issuance of common stock	10,000	2,743	—
Proceeds from exercise of stock options	706	149	109
Proceeds from issuance of common stock under Employee Stock Purchase Plan	180	—	—
Net proceeds from issuance of preferred stock and warrants	—	—	32,669
Net cash provided by financing activities	66,023	67,659	43,906
Effect of exchange rate changes on cash	78	443	(1,019)
Net increase in cash and cash equivalents	11,966	26,319	15,745
Cash and cash equivalents at beginning of period	58,656	32,337	16,592
Cash and cash equivalents at end of period	$70,622	$58,656	$32,337
Supplement cash flow information
Cash paid for interest	$905	$972	$531
Noncash investing and financing activities
Purchase of property and equipment not yet paid	$103	$147	$—
Unrealized gain on marketable securities	$20	$(36)	$—
Venture debt termination fee liability	$—	$—	$270
Issuance of preferred warrants in connection with venture loans	$—	$—	$137
Reclassification of deferred IPO costs from non-current assets to additional paid-in capital	$—	$4,404	$—
Initial public offering costs in accounts payable and accrued liabilities	$—	$122	$1,246
Accrued dividends and accretion of preferred stock to redemption value	$—	$4,566	$7,335
Conversion of bridge loans into Series E preferred	$—	$—	$7,288

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
Liquidity
The Company has incurred losses since inception and negative cash flows from operating activities. As of December 31, 2017 and December 31, 2016, the Company had an accumulated deficit of $216.9 million and $151.6 million, respectively. The Company’s cash and cash equivalents as of December 31, 2017 and December 31, 2016, includes $1.2 million and $2.4 million of unrestricted cash held by its Russian subsidiary. The future success of the Company is dependent upon its ability to obtain additional capital through issuances of equity and debt securities and from collaboration and grant agreements in order to further the development of its technology and product candidates, and ultimately upon its ability to attain profitable operations. There can be no assurance that the Company will be able to obtain the necessary financing to successfully develop and market its product candidates or attain profitability.
Based on the current operating plan, the Company expects that its cash, cash equivalents, short-term investments and short-term restricted cash as of December 31, 2017, will fund its operating expenses and capital expenditure requirements into mid-2019. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it currently expects. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the Company’s product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, the Company cannot estimate the actual amounts necessary to successfully complete the development and commercialization of its product candidates or whether, or when, it may achieve profitability.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2017, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers many factors in selecting appropriate financial accounting policies and controls, and bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: revenue recognition, the fair value of common stock and other equity instruments, accounting for stock-based compensation and estimating accrued research and development expenses. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
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

Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of December 31, 2017, the Company maintained approximately $1.3 million in Russian bank accounts, of which $1.2 million was held in U.S. dollars.
The Company has minimal credit risk as the majority of accounts receivable relates to amounts due under a government sponsored grant, collaboration with large pharmaceutical companies or grants from well‑known and supported non‑profit organizations. The Company did not have any off balance sheet arrangements as of December 31, 2017 and December 31, 2016.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, short‑term investments, restricted cash, accounts receivable, accounts payable, loans payable, and common stock warrants. The carrying amounts of cash equivalents, short-term investments, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At December 31, 2017, the carrying amount of loans payable approximates its estimated fair value due to the consistency between the prevailing market rates in effect and the effective interest rate of 6.53% for the debt arrangement.
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
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the years ended December 31, 2017 and December 31, 2016.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight‑line method over the estimated useful lives of the respective assets, generally seven years for furniture and fixtures, five years for laboratory equipment and office equipment and three years for computer equipment. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. Major additions and betterments are capitalized. Maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations as incurred. Costs incurred for construction in progress are recorded as assets and are not amortized until the construction is substantially complete and the assets are ready for their intended use.
Impairment of Long‑Lived Assets
The Company periodically evaluates its long‑lived assets for potential impairment. Impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. Impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than their carrying value. The Company did not recognize any impairment charges as of December 31, 2017 and December 31, 2016.
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
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$(3,876)	$—	$(3,876)
Other comprehensive loss during the year	(1,110)	—	(1,110)
Balance at December 31, 2015	$(4,986)	$—	$(4,986)
Other comprehensive income (loss) during the year	504	(36)	468
Balance at December 31, 2016	$(4,482)	$(36)	$(4,518)
Other comprehensive income during the year	78	20	98
Balance at December 31, 2017	$(4,404)	$(16)	$(4,420)
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
When evaluating multiple element arrangements such as the agreements discussed in Note 13, the Company considers whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units. If deliverables have no standalone value, they are grouped together and revenue is recognized over the estimated performance period.
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
Income Taxes
The Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more-likely-than-not be realized.
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
Preferred Stock
Prior to the completion of the IPO, the Company classified preferred stock as temporary equity and initially recorded it at the original issuance price, net of issuance costs and discounts. The carrying value was accreted up to the redemption value over the earliest redemption period. The carrying value was also adjusted for dividends expected to be paid upon redemption or liquidation according to the preferred stock terms on each balance sheet date.
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
Stock‑Based Compensation
The Company accounts for all stock‑based compensation granted to employees and non‑employees using a fair value method. Stock‑based compensation awarded to employees is measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight‑line basis, net of estimated forfeitures. Stock‑based compensation awarded to non‑employees are subject to revaluation over their vesting terms. The Company reduces recorded stock‑based compensation for estimated forfeitures. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were adjusted. Stock‑based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest.
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
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2017 and December 31, 2016, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively referred to as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the application of a five-step model to determine the amount and timing of revenue to be recognized. The underlying principle is that revenue is to be recognized for the transfer of goods or services to customers that reflects the amount of consideration that the Company expects to be entitled to in exchange for those goods or services. The Company adopted the standard as of the required effective date of January 1, 2018 using the modified retrospective method. Under this method, the new guidance was applied to contracts that were not yet completed as of January 1, 2018 with the cumulative effect recognized at the date of initial application.

The Company finalized its review of its existing revenue contracts. As a result of its assessment, the Company determined that there may be a significant impact related to the recognition of grant revenue and capitalization of contract acquisition costs. Specifically, the Company deferred certain amounts related to grants that were not fixed and determinable under ASC 605 and will finalize the application of ASC 606, including the amount of variable consideration to be recognized subject to a constraint, resulting in a transition adjustment upon adoption that the Company does not expect will exceed $3.0 million. The Company also anticipates that contract acquisition costs, such as sublicense fees due to MIT related to the Spark agreement, will be capitalized and amortized over the period of performance, resulting in a transition adjustment upon adoption that the Company does not expect will exceed $2.6 million. The adoption of ASC 606 is expected to have an immaterial impact on the Company’s Collaboration Revenues at the date of adoption. Consistent with ASC 605, the Company concluded that the license and delivery of the underlying particles are not distinct, therefore, are considered a combined performance obligation. In addition, consistent with ASC 605, the license options are material rights because they were issued at a discount. The Company allocated the consideration to each material right and performance obligations using a relative selling price allocation. The Company’s collaboration agreements contain significant amounts that will become due upon the occurrence of certain events. These amounts include development, and regulatory milestones, which are considered part of the variable consideration. Upon adoption of ASC 606, the Company expects to conclude that the development and regulatory milestones are fully constrained. The Company will continue to evaluate the likelihood of the development and regulatory milestone events occurring and will include such amounts in the transaction price when it is probable that a significant revenue reversal will not occur in future periods. The arrangement also includes sales milestones and royalties, which will be recognized as revenue when the related sales occur, or when the milestone thresholds have been met using the royalty recognition constraint. The impact on the Company's collaboration revenue in 2018 and forward will depend on the timing and delivery of performance obligations, as well as the estimates of variable consideration, subject to the constraint. The deferred tax assets and liabilities resulting from these adjustments will be substantially offset by an associated adjustment to the Company valuation allowance. Therefore, as the Company currently maintains a full valuation allowance against its net deferred tax assets, the Company does not expect the adoption of ASC 606 to have a significant impact on its deferred tax balances or income tax expense in 2018.

The potential impact listed above are estimates of the expected effects of the Company’s adoption of ASC 606 as of the time of preparation of this Annual Report on Form 10-K and will be finalized in connection with the first quarter. The anticipated accounting impacts described above will have no impact on cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The Company adopted this standard on January 1, 2017, and the adoption did not have an impact on its consolidated financial statements due to the full valuation allowance position.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU 2016-01 is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for the Company on January 1, 2018. Upon adoption of ASU 2016-01 on January 1, 2018, the Company expects the impact to be less than $0.1 million on its consolidated statement of operations.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-9, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, classification of awards as either equity or liabilities, the estimation of forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. This guidance is effective for the Company on January 1, 2017 and early adoption was permitted. The Company adopted ASU 2016-09 during the first fiscal quarter ended on March 31, 2017. As part of the adoption of this guidance, the Company elected to continue estimating forfeitures in its calculation of stock-based compensation expense.
The excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the statement of operations and comprehensive loss. The income tax related items had no effect on the current period presentation as the Company maintains a full valuation allowance against its deferred tax assets. In addition, excess tax benefits for share-based payments are presented as an operating activity in the statement of cash flows rather than financing activity. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted. As a result of the adoption on January 1, 2017, the net operating losses deferred tax assets were increased by $0.3 million, which was offset by a corresponding increase in the valuation allowance.
In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230) - Classifications of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash ("ASU 2016-18"). This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period to total amounts shown on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We will adopt ASU 2016-18 during the first quarter ending March 31, 2018. Upon adoption, the Company will present $0.4 million of restricted cash in the "Cash and cash equivalents at beginning of period" line in the consolidated cash flow statement.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (ASU 2017-01), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public entities for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of ASU 2017-01 will have a material impact on the its consolidated financial statements.
3. Available-for-Sale Marketable Securities
As of December 31, 2017, the Company’s available-for-sale marketable securities consisted of corporate debt securities and U.S. agency bonds. As of December 31, 2016, the Company's available-for-sale marketable securities consisted of corporate debt securities.
The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency bonds	$12,798	$—	$(10)	$12,788
Corporate bonds	13,158	—	(6)	13,152
Total available-for-sale marketable securities	$25,956	$—	$(16)	$25,940

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$24,821	$17	$(53)	$24,785
Total available-for-sale marketable securities	$24,821	$17	$(53)	$24,785
All available-for-sale marketable securities are classified in the Company’s consolidated balance sheets as short-term deposits and investments.
The Company classifies its marketable debt securities based on their contractual maturity dates. As of December 31, 2017, the Company’s marketable debt securities mature at various dates through May 2018. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$25,940	$25,956	$24,785	$24,821
As of December 31, 2017, the Company held a total of 12 corporate bond positions, all of which were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. The aggregate fair value of corporate bond investments in an unrealized loss position is $13.2 million.
As of December 31, 2017, the Company held a total of 8 U.S. agency bond positions, all of which were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. The aggregate fair value of U.S. agency bond investments in an unrealized loss position is $12.8 million.
Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and it had no other-than-temporary impairments on these securities as of December 31, 2017. The Company does not intend to sell these debt securities and the Company believes it is not more-likely-than-not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.
4. Net Loss Per Share
The Company has reported a net loss attributable to common stockholders for the years ended December 31, 2017, 2016 and 2015, and for this reason basic and diluted net loss per share attributable to common stockholders are the same for all periods presented. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(65,321)	$(36,210)	$(25,174)
Less: accretion on preferred stock	—	(4,566)	(7,335)
Net loss attributable to common stockholders	$(65,321)	$(40,776)	$(32,509)
Denominator:
Weighted‑average common shares outstanding—basic and diluted	20,425,050	10,493,939	2,150,422
Net loss per share attributable to common stockholders—basic and diluted	$(3.20)	$(3.89)	$(15.13)
All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	Year Ended December 31,
	2017	2016	2015
Stock options to purchase common stock	2,657,187	2,128,346	1,569,379
Stock warrants to purchase common stock	176,432	97,302	650,618
Redeemable convertible preferred stock	—	—	9,890,580
Redeemable convertible preferred stock warrants	—	—	26,832
Total	2,833,619	2,225,648	12,137,409

5. Fair Value Measurements
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of December 31, 2017 and December 31, 2016, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$39,478	$—	$—	$39,478
U.S. government agency bonds	—	1,000	—	1,000
Total cash equivalents	$39,478	$1,000	$—	$40,478
Short-term investments:
Corporate bonds	$13,152	$—	$—	$13,152
U.S. government agency bonds	—	12,788	—	12,788
Total short-term investments	$13,152	$12,788	$—	$25,940

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$183	$—	$—	$183
Tri-party repurchase agreements	—	27,000	—	27,000
Total cash equivalents	$183	$27,000	$—	$27,183
Short-term investments:
Corporate bonds	$24,785	$—	$—	$24,785
Total short-term investments	$24,785	$—	$—	$24,785

At December 31, 2017, cash and cash equivalent investments were held in money market funds and U.S. government agency bonds maturing within 90 days from the date of purchase. The tri-party repurchase agreements held at December 31, 2016 were collateralized by government securities for an amount not less than 102% of their value. All tri-party repurchase agreements had maturities of three months or less at the time of investment.
The average maturity date for Corporate Bonds, included in investments at December 31, 2017 and December 31, 2016 was 179 days and 297 days, respectively. Fair value of Corporate Bonds approximates amortized value.

The average maturity date for U.S. Government Agency Bonds, included in investments at December 31, 2017 was 168 days. Fair value of U.S. Government Agency Bonds approximates amortized value.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2017	2016
Laboratory equipment	$5,138	$4,713
Computer equipment and software	480	562
Leasehold improvements	278	222
Furniture and fixtures	235	226
Office equipment	118	64
Total property and equipment	6,249	5,787
Less accumulated depreciation	(4,158)	(3,740)
Property and equipment, net	$2,091	$2,047

Depreciation expense was $0.8 million, $0.8 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Payroll and employee related expenses	$1,902	$1,551
Current portion of deferred rent and lease incentive	72	29
Collaboration and licensing	1,020	—
Accrued patent fees	268	415
Accrued external research and development costs	3,578	794
Accrued professional and consulting services	859	459
Accrued grant refund	175	152
Accrued interest	89	81
Other	617	440
Accrued expenses	$8,580	$3,921
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
In October 2017, the Company entered into a lease for approximately 5,100 square feet of additional office space located in Watertown, Massachusetts. The lease expires on March 31, 2020. The lease includes a rent escalation clause, and accordingly, rent expense is being recognized on a straight-line basis over the lease term.
Deferred rent and lease incentive liability totaled $0.2 million and $0.3 million as of December 31, 2017 and December 31, 2016, respectively. Included in that amount, the current portion of deferred rent and lease incentive liability is classified as accrued expenses and was less than $0.1 million at December 31, 2017 and December 31, 2016, respectively.

The Company has a month‑to‑month facility agreement for its Moscow, Russia facility. Rent expense is recognized as incurred.
Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.9 million, $1.6 million and $1.1 million, respectively.
As of December 31, 2017, the aggregate future minimum lease payments related to these leases are as follows (in thousands):

Year ended December 31,
2018	$1,437
2019	1,482
2020	375
Total minimum lease payments	$3,294
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
The initial grant date fair value of the Series D Preferred and Series E Preferred warrants was $0.1 million and $0.1 million for each issuance, respectively and was recorded as a loan discount.
In December 2016, a total of 16,493 warrants to purchase common stock were exercised under a cashless exercise, resulting in a net issuance of 4,697 shares of common stock. The warrant exercise price had been established at the time the warrants were converted.
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
On the Funding Date, the Company entered into a payoff letter with SVB, pursuant to which SVB utilized $10.0 million of the 2017 Term Loan to pay off all outstanding obligations under the 2015 Term Loan. The Company recognized a loss on extinguishment of debt in the amount of $0.7 million during the year ended December 31, 2017, which is reflected in the consolidated statements of operations and comprehensive loss under the header “Loss on extinguishment of debt”.
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
The Company assessed all terms and features of the 2017 Term Loan in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2017 Term Loan, including any put and call features. The Company determined that all features of the 2017 Term Loan were clearly and closely associated with the debt host and did not require bifurcation as a derivative liability, or the fair value of the embedded feature was immaterial to the Company's consolidated financial statements. The Company reassesses the identified features on a quarterly basis to determine if they require bifurcation.
As of December 31, 2017 and December 31, 2016, the outstanding principal balance under the Term Loans was $21.0 million and $12.0 million, respectively.
Future minimum payments on the 2017 Term Loan as of December 31, 2017 are as follows (in thousands):

2018	$1,065
2019	4,535
2020	9,093
2021	8,665
2022	1,753
Total minimum debt payments	$25,111
Less: Amount representing interest	(3,061)
Less: Debt discount and deferred charges	(1,008)
Less: Current portion of loans payable	—
Loans payable, net of current portion	$21,042
During the years ended December 31, 2017, 2016 and 2015, the Company recognized $1.2 million, $1.3 million and $0.7 million, respectively, of interest expense related to the Term Loans.
Convertible Notes
In April 2015, the Company issued convertible notes as a bridge loan to be automatically converted into the Company’s capital stock upon the consummation of a private placement of the Company’s Preferred Stock. The convertible notes bore interest at 8% per annum, compounding monthly. In the event the Company was unable to consummate the private placement by July 15, 2015, the Company would be required to issue warrants to purchase shares of the Company’s common stock equal to 20% of the convertible note principal divided by $17.55. On July 24, 2015, the Company issued warrants to the convertible note holders to purchase up to 80,813 shares of the Company’s common stock at an exercise price of $17.55 per share for a term of three years. The carrying value and accrued interest of the outstanding convertible notes were automatically converted into 1,619,550 shares of Series E Preferred. As part of the Series E Preferred issuance, the convertible note holders also received warrants to purchase up to 103,817 shares of the Company’s common stock (Note 10). The difference between the carrying value and accrued interest of the convertible notes that were converted and the combined fair value of the Series E Preferred shares and common stock warrants issued were negligible. There was no interest expense related to the convertible notes for the years ended December 31, 2017 and December 31, 2016, and $0.3 million for the year ended December 31, 2015.

10. Preferred Stock
Prior to the completion of its IPO, the Company had 37,835,623 authorized shares of preferred stock, par value $0.0001 per share (the "Preferred Stock") as of December 31, 2015. The Company issued Preferred Stock to investors for cash or as settlement for outstanding debt under convertible notes.
As of December 31, 2015, the Company had issued and outstanding Preferred Stock of (i) 2,589,868 shares of Series A redeemable convertible preferred stock (“Series A Preferred”), (ii) 7,437,325 shares of Series B redeemable convertible preferred stock (“Series B Preferred”), (iii) 5,000,002 shares of Series C redeemable convertible preferred stock (“Series C Preferred”), (iv) 8,099,994 shares of Series D Preferred, (v) 2,111,109 shares of Series SRN Redeemable Convertible Preferred Stock (“Series SRN Preferred”) and (vi) 8,888,888 shares of Series E Preferred.
All outstanding shares of the Company’s convertible preferred stock automatically converted into 10,126,118 shares of the Company’s common stock upon the closing of the IPO on June 27, 2016.
11. Common Stock
2017 Shelf Registration Statement
On August 10, 2017, the Company filed a universal shelf registration statement on Form S-3 with the SEC to sell up to $200 million of equity and/or debt securities and entered into a sales agreement with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an at-the-market, or ATM, offering. The shelf registration statement was declared effective by the SEC on August 28, 2017. As of December 31, 2017, no securities have been issued from this shelf registration statement.

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
After deducting for placement agent fees and offering expenses, the aggregate net proceeds from the 2017 PIPE was approximately $47.1 million. The Company expects to use the proceeds from the 2017 PIPE towards working capital requirements and general corporate purposes.
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
Initial Public Offering
On June 21, 2016, the Company completed its IPO and issued and sold 5,000,000 shares of common stock at a price to the public of $14.00 per share for net proceeds of $60.8 million after deducting underwriting discounts and commissions and offering expenses.  On July 25, 2016, 289,633 additional shares of the Company’s common stock were sold to the underwriters pursuant to the exercise of their option to purchase additional shares of common stock at a price to the public of $14.00 per share resulting in additional net proceeds of approximately $3.7 million after deducting underwriting discounts, commissions and offering expenses, bringing the total IPO net proceeds to $64.5 million. Upon the closing of the IPO on June 27, 2016, all outstanding shares of the Company’s convertible preferred stock automatically converted into 10,126,118 shares of the Company’s common stock. In addition, at this time, the warrants to purchase shares of the Company’s Series D and Series E convertible preferred stock were converted into warrants to purchase shares of the Company’s common stock.
As of December 31, 2017, the Company has 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 22,343,254 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through December 31, 2017, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Period ending
	December 31, 2017	December 31, 2016
Exercise of common warrants	176,432	97,302
Shares available for future stock incentive awards	923,440	939,317
Outstanding common stock options	2,657,187	2,128,346
Total	3,757,059	3,164,965

12. Stock Incentive Plans
Stock Options
The Company maintains the 2008 Stock Incentive Plan (the “2008 Plan”) for employees, consultants, advisors, and directors. The 2008 Plan provided for the granting of incentive and non‑qualified stock option and restricted stock awards as determined by the Board. At inception of the 2008 Plan, a total of 2,213,412 shares of common stock were authorized for grants under the 2008 Plan. As of December 31, 2017, 18,947 shares remain available for future issuance under the 2008 Plan; however, the Company ceased granting awards under the 2008 Plan upon the effectiveness of the 2016 Plan (as defined below). Shares subject to awards that were granted under the 2008 Plan and that expire, lapse or terminate following the effectiveness of the 2016 Plan become available under the 2016 Plan as shares available for future grants. All unvested stock options granted under the 2008 Plan may be exercised into restricted stock subject to forfeiture upon termination prior to vesting.
The 2008 Plan provided that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the Company's common stock on the grant date for participants who own 10% or less of the total combined voting power of the Company, and not less than 110% for participants who own more than 10% of the Company’s voting power. Options and restricted stock awards granted under the 2008 Plan vest over periods as determined by the Board, which are generally four years and, for options, with terms that generally expire ten years from the grant date.
As of the effective date of the Company's Registration Statement on Form S-1 relating to the initial public offering of its common stock on June 21, 2016, the Company ceased granting awards under the 2008 Plan; however, awards issued under the 2008 Plan remain subject to the terms of the 2008 Plan and the applicable 2008 Plan agreement.
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 20, 2016. The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash based awards as determined by the Board. At inception of the 2016 Plan, a total of 1,947,779 shares of common stock were authorized for future grant under the 2016 Plan. The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. As of December 31, 2017, 563,300 shares remain available for future issuance under the 2016 Plan.
The 2016 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the Company's common stock on the grant date for participants who own 10% or less of the total combined voting power of the Company, and not less than 110% for participants who own more than 10% of the Company’s voting power. Options and restricted stock awards granted under the 2016 Plan vest over periods as determined by the Board, which are generally four years and, for options, with terms that generally expire ten years from the grant date.
The fair value of each option award was estimated on the grant date using Black‑Scholes. Expected volatilities were based on historical volatilities from guideline companies, since there was no active market for the Company’s common stock. The Company used the “simplified” method to estimate the expected life of options granted and are expected to be outstanding. The risk‑free interest rate used is the rate for a U.S. Treasury zero coupon issue with a remaining life consistent with the options expected life on the grant date. The Company has not paid, and does not expect to pay in the foreseeable future, any cash dividends. Forfeitures were estimated at the time of grant and were adjusted, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The Company had estimated a forfeiture rate of 10% based on historical attrition trends. The Company records stock‑based compensation expense only on awards that are expected to vest.

The estimated grant date fair values of employee stock option awards granted under the 2008 Plan and 2016 Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.03%	1.42%	1.79%
Dividend yield	—	—	—
Expected term	5.90	6.04	6.02
Expected volatility	84.52%	94.97%	79.80%
Weighted-average fair value of common stock	$15.32	$13.25	$7.35

The resulting weighted average grant date fair value of stock options granted to employees during the years ended December 31, 2017, 2016 and 2015 was $10.97, $10.23 and $5.03, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $2.6 million, $0.8 million and $0.3 million, respectively.
As of December 31, 2017 and 2016, total unrecognized compensation expense related to unvested employee stock options was $10.2 million and $5.6 million, respectively, which is expected to be recognized over a weighted average period of 2.9 years and 3.0 years, respectively.
During the year ended December 31, 2017, the status of an individual changed from an employee to a consultant (non-employee). Stock-based compensation expense relating to the individual's stock option awards was recognized through the employee's termination date. In accordance with ASC 505-50, the consultant's 55,073 unvested stock option awards were subsequently remeasured using the then-current fair value of the Company's common stock and updated assumption inputs in the Black-Scholes option pricing model. The Company will remeasure the consultant's stock option awards quarterly based on the fair value of the award on the date at which the related service is complete. Stock-based compensation expense will be recognized over the consulting period until services are completed. The 55,073 unvested stock option awards are included in the employee awards stock option rollforward above.
During the year ended December 31, 2017, there were no stock option awards granted to non-employees. The unvested options held by non‑employees are revalued using the Company’s estimate of fair value on each vesting and reporting date through the remaining vesting period. The weighted average assumptions used in the Black-Scholes option pricing model for unvested non‑employee stock option awards were as follows:

	Year Ended December 31,
	2017	2016	2015
Risk‑free interest rate	—	2.06%	1.57%
Dividend yield	—	—	—
Expected term	0.0	8.80	6.46
Expected volatility	—	87.33%	98.18%

As of December 31, 2017 and 2016, total unrecognized compensation expense related to unvested non‑employee stock options was $0.6 million and $1.1 million, respectively.

The following table summarizes the activity under the 2008 Plan and the 2016 Plan:

			Weighted‑average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee Awards
Outstanding at December 31, 2016	1,809,945	$7.57	7.26	$17,459
Granted	882,900	$15.32
Exercised	(203,378)	$2.54
Forfeited	(78,230)	$14.72
Outstanding at December 31, 2017	2,411,237	$10.58	7.50	$4,729
Vested at December 31, 2017	1,094,117	$6.80	5.76	$4,215
Vested and expected to vest at December 31, 2017	2,232,527	$10.31	7.37	$4,729

Non‑Employee Awards
Outstanding at December 31, 2016	318,342	$4.55	5.96	$4,044
Granted	—	$—
Exercised	(67,392)	$3.97
Forfeited	(5,000)	$23.95
Outstanding at December 31, 2017	245,950	$4.32	5.10	$1,351
Vested at December 31, 2017	207,502	$3.82	4.53	$1,243
Vested and expected to vest at December 31, 2017	245,950	$4.32	5.10	$1,351
Employee Stock Purchase Plan
On June 7, 2016, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the “ESPP”), which became effective June 20, 2016. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company's common stock through accumulated payroll deductions.
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
At inception of the ESPP, a total of 357,456 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the year ended December 31, 2017, the Company issued 16,263 shares of common stock under the ESPP. As of December 31, 2017, 341,193 shares remain available for future issuance under the ESPP.
The fair value of the purchase rights granted under the ESPP for each of the six month offering periods beginning March 1, 2017 and September 1, 2017 were estimated by applying the Black-Scholes option-pricing model using the following range of assumptions:

Fair value of common stock	$13.08	-	$18.02
Risk-free interest rate	0.79%	-	1.19%
Expected volatility	46.73%	-	75.78%
Expected term	0.1	-	0.5
Dividend yield	—	-	—
For the year ended December 31, 2017, the Company recognized $0.1 million of stock-based compensation expense under the ESPP. There was no stock-based compensation expense related to the ESPP for the years ended December 31, 2016 and 2015.

Restricted Stock
During the year ended December 31, 2013, the Company issued 30,317 shares of restricted common stock to employees upon the early exercise of stock options. During the year ended December 31, 2014, the Company issued 2,564 shares of restricted common stock to employees. Under the terms of each agreement, the Company had the right to repurchase any unvested shares when/if the shareholders terminate their employment relationship with the Company, at a price equal to the original exercise price. Accordingly, the Company recorded the cumulative payments received of $0.1 million for the purchase of the restricted shares as a liability, which was amortized over the vesting period. The liability became fully amortized as of December 31, 2016. As of December 31, 2016, there was no unrecognized compensation cost related to unvested restricted stock.
The Company recorded stock-based compensation expense related to stock option awards, the ESPP and restricted stock in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$1,779	$1,183	$495
General and administrative	2,302	847	630
Total	$4,081	$2,030	$1,125
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
In connection with the Spark License Agreement and Spark Purchase Agreement, the Company has made contractual payments defined in the MIT license agreement (Note 15) totaling $2.2 million for the MIT sub-license provided to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement.
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
Allocable arrangement consideration at inception consisted of the total non-contingent payments aggregating to $15 million. The Company allocated $2.7 million to equity (representing the fair value of the initial purchase of common stock combined with the embedded future stock Acquisition Rights), $7.1 million to the License and Supply Deliverable combined unit of accounting and $5.2 million to the discount on the Option Deliverable. The total arrangement consideration for the License and Supply deliverable and the Option deliverable was allocated using the relative best estimate of selling price method to each deliverable. The best estimate of selling price for the License and Supply deliverable was determined using a discounted cash flow model that includes Level 3 fair value measurements. The best estimate of selling price for the Option Deliverable was determined based on the fair value of the license minus the strike price of the option (the probability of exercise was included in the valuation). The consideration allocated to the combined unit of accounting for the License and Supply Deliverable, totaling $7.1 million, will be recognized based on the proportion of actual deliveries to the total expected deliveries over the initial term which is estimated to be approximately four years. The discount associated with the Option Deliverable, totaling $5.2 million, will be recognized, if the options are exercised, over the related expected deliveries of supply. If the options expire without exercise, the related deferred revenue will be recognized upon expiration (December 1, 2019).
The Company recognized less than $0.1 million in revenues related to the Spark License Agreement during the years ended December 31, 2017 and 2016. There were no revenues recognized during the year ended December 31, 2015.

The Company determined that each potential future clinical and regulatory milestone was non-substantive, therefore, any consideration received will be allocated to the License and Supply Deliverable and Option Deliverable using the relative selling price.
Sales-based milestones and royalty payments are expected to be recognized when earned.
As of December 31, 2017, there was $14.7 million of deferred revenue related to this agreement. A total of $0.8 million was recorded as a current liability and $13.9 million was classified as a long term liability in the accompanying consolidated balance sheet.
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

On October 31, 2017, Spark paid the Company a $2.5 million milestone payment pursuant to the license agreement with Spark. In addition, Spark exercised the Second Acquisition Right set forth in Section 2.4 of the Spark Purchase Agreement and purchased 205,254 shares of common stock from the Company for $5.0 million, or $24.36 per share of common stock. The purchase price per share represents an amount equal to 115.0% of the average daily VWAP of the common stock during the thirty consecutive calendar days leading up to and ending on the day prior to the Second Acquisition Right notification date.
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
The Company identified the deliverables under the arrangement as the license, the research necessary to identify the development candidate, and participation of the Joint Research Committee (“JRC”). The Company determined that the exclusive license granted to Sanofi did not have standalone value from the research to be performed to identify the vaccine development candidate. As a result, each upfront and milestone consideration was allocated to the combined unit of account comprising the license and research services, and is being recognized over the estimated development period using a proportional performance method. The consideration allocated to participation on the JRC was not material. The Company recognized no revenue for the year ended December 31, 2017, and $2.8 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively.
Termination of the Sanofi Collaboration Agreement
On November 9, 2016, the Company received written notice from Sanofi that Sanofi had elected to terminate in its entirety the Sanofi Agreement. The termination of the Sanofi Agreement was effective on May 8, 2017, or the Termination Date, which was six months from the date of the notice.
As discussed above, Sanofi has paid the Company $8.0 million in the aggregate under the Sanofi Agreement to date. The Company would have been eligible to receive additional development-based, regulatory-based and sales-based milestone payments and tiered royalties on net sales of any approved product generated by the collaboration had the Sanofi Agreement not been terminated. As of December 31, 2016, the Company recognized the remaining $2.2 million in revenue associated with the Sanofi Agreement, as the Company had no further performance obligation under the contact.
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
Other Research and Collaboration Agreements
During 2017, the Company did not participate in other research and collaboration agreements, and thus no revenue was recognized during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, the Company participated in and recognized revenues from other research or collaboration agreements in the amount of $0.1 million and $0.3 million, respectively.
Grant Agreements
The Company receives funding in the form of grants from the National Institutes of Health (“NIH”), the Juvenile Diabetes Research Foundation (“JDRF”), the Bill and Melinda Gates Foundation, the Russian Ministry of Industry and Trade (“Minpromtorg”), and the Russia-based Development Fund of New Technologies Development and Commercialization Center (“Skolkovo”).
NIH
The Company has two grants through the NIH. The first grant, for an aggregate amount of $8.1 million, was awarded in May 2014 to support research in the development of a next generation vaccine for smoking cessation and relapse prevention. The Company recognized no revenue for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, the Company recognized revenue of $4.1 million and $2.4 million, respectively.
The second grant is for an aggregate amount of $0.2 million, which was awarded in September 2015 for the development of nanoparticles for immune tolerance to factor VIII. The Company recognized less than $0.1 million of revenue for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, the Company recognized less than $0.1 million and $0.1 million, respectively, related to this grant.
JDRF
The Company, together with Sanofi, entered into a joint grant with JDRF in September 2014 for $0.4 million to conduct Type 1 Diabetes research. The Company recognized less than $0.1 million of revenue for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015 the Company recognized $0.1 million and $0.2 million related to this grant, respectively.
Bill and Melinda Gates Foundation
The Company received a grant in 2013 from the Bill and Melinda Gates Foundation for $1.2 million to fund the Company’s immunology research on malaria antigens. During 2014, the grant amount was increased to a total of $1.6 million and the term was extended to a three-year research term. Revenue is recognized on a proportional performance basis as it relates to employee time expended on the research, along with reimbursement for external costs directly related to, and approved, by the grant terms.  Total revenue recognized for the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $0.5 million and $0.6 million, respectively.
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
In February 2015, the Company received an executed final settlement agreement from Minpromtorg that included the repayment of funds previously received by the Company totaling $0.2 million, and a penalty fee that equaled to 10% of the contract value, or $0.2 million. The Company paid the settlement payment in March 2015 and all mutual claims under the contract were terminated. According to the terms of the agreement, Minpromtorg has the right to audit the expenditure incurred under the agreement for a period up to three years from each research milestone date. All grant funding received in excess of the penalty settlement will remain as a liability on the balance sheet until such time the audit period has expired and at which time, the amount will be recognized as revenue. Through December 31, 2017, the Company received payments totaling approximately $1.4 million. No additional payments are expected to be received under the terms of the contract.
The first audit period expired on December 31, 2015, and as a result $0.4 million of revenue was recognized for the year ended December 31, 2015.  The second and third audit periods expired during the twelve months ended December 31, 2016, and as a result $0.5 million of revenue was recognized for the year ended December 31, 2016. The third audit period is the final audit to be conducted under the contract. As of December 31, 2016, all remaining deferred revenue associated with the Minpromtorg contract was fully recognized.
Skolkovo
On November 28, 2014, the Company executed a grant awarded by Skolkovo for the development of a therapeutic vaccine using nanoparticles to treat chronic infection caused by human papillomavirus (HPV) and diseases associated with this infection. The grant covers the period from August 1, 2014 through July 21, 2017. The grant provides for up to $2.7 million that covers 48.5% of the estimated total cost of the research plan with the remaining 51.5% of estimated costs to be contributed by the Company. From grant inception through December 31, 2017, the Company has received $1.8 million from Skolkovo.
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
The Company incurred expenses for consulting services provided by its founders totaling $0.2 million, $0.3 million and $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

15. Technology License Agreements
Massachusetts Institute of Technology
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
As of December 31, 2017, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement.
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
As of June 30, 2016, the Company had paid a total of $0.1 million in license fees due under the MEE License. No additional license fees are due under the MEE License as of December 31, 2017.
16. Income Taxes
The Company provides for income taxes under ASC 740, Income Taxes ("ASC 740"). Under ASC 740, the Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse.

For the years ended December 31, 2017, 2016 and 2015, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company's effective income tax rate:

	Year Ended December 31,
	2017	2016	2015
Tax at U.S. statutory rate	34.0%	34.0%	34.0%
Changes from statutory rate:
State taxes, net of federal benefit	5.8%	5.8%	5.7%
Permanent items	(0.1)%	(1.1)%	(0.7)%
Research tax credits/other	0.5%	1.3%	1.0%
Change in enacted rates	(35.8)%	—%	—%
Valuation allowance, net	(6.7)%	(39.8)%	(40.0)%
Other	2.3%	(0.2)%	—%
Effective income tax rate	—%	—%	—%
Significant components of the Company's deferred tax assets (liabilities) consists of the following:

	December 31,
(In thousands)	2017	2016
Deferred tax assets
Net operating loss carryforwards	$44,146	$39,420
Research and development credits	4,092	3,052
Stock-based compensation expense	959	904
Deferred rent and other expenses	263	713
Deferred revenue	4,021	5,607
Patent costs/amortization	4,264	4,934
Total deferred tax assets	57,745	54,630

Deferred tax liabilities
Depreciation	$(108)	$(131)
Debt discount	—	(69)
Unrealized foreign exchange gain	—	(1,525)
Total deferred tax liabilities	(108)	(1,725)
Net deferred tax assets	$57,637	$52,905
Valuation allowance	(57,637)	(52,905)
Net deferred tax assets	$—	$—
The Company has provided a full valuation allowance against its net deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. The valuation allowance increased by $4.7 million and $14.4 million for the years ended December 31, 2017 and 2016, respectively, primarily as a result of an increase in net operating loss. In 2014, the Company's Russian subsidiary was granted a 10 year tax holiday in Russia. The Company's foreign operations continue to benefit from the tax holiday, which is set to expire on December 31, 2023.
At December 31, 2017, the Company had federal and state net operating loss carryforwards of $162.9 million and $157.9 million, respectively, which will expire at various times through 2037. The Company also has federal and state research and development tax credit carryforwards of $2.5 million and $2.0 million, respectively, available to reduce future tax liabilities, which will expire at various dates through 2037.
Included in the net operating loss carryforwards above is approximately $0.8 million related to excess stock option deductions. On March 30, 2016, the FASB released ASU 2016-09, which the Company adopted during the first quarter of 2017. Upon adoption of ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based awards) will be recognized as income tax expense or benefit in the income statement. Prior to adoption of ASU 2016-09, such excess tax benefits were recognized as an adjustment to paid-in capital. Further, each award needed to be evaluated to determine if there was a deficiency or an excess. Although ASU 2016-09 will certainly reduce the complexity surrounding the accounting for excess tax benefits and deficiencies, it will create significant volatility in a company’s tax rate. The standard provides that the tax effects of exercised or vested awards will be treated as a discrete item in the reporting period in which they occur. Thus, the tax effect of excess benefits and deficiencies on a company’s tax rate will not be part of the overall effective tax rate.

Prior to December 31, 2016, the Company had federal and state NOLs relating to stock-based compensation in the amount of $0.8 million and $0.8 million, respectively, that were not included in deferred tax assets. Under the Company's previous accounting policy, when the excess stock-based compensation relating to the NOL carryforward were ultimately realized, the benefit would be credited directly to stockholders’ equity. During the first quarter of 2017, the Company adopted ASU 2016-09, which resulted in an increase to NOL deferred tax assets of $0.3 million, offset by a corresponding increase in the valuation allowance. The adoption of ASU 2016-09 had no impact to the Company’s consolidated statements of operations and comprehensive loss, balance sheet, or retained earnings.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company has recognized the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. Due to the complexities involved in accounting for the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows a registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, the Company recorded provisional amounts reflecting the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. The impact of the remeasurement of the Company’s U.S. deferred tax assets and liabilities to 21% resulted in the reduction of deferred tax assets of approximately $23.4 million, which is offset by a full valuation allowance, thus there is no net effect. The Company recorded no tax expense related to the deemed repatriation tax because its foreign entity, Selecta (RUS) is a foreign disregarded entity, which is not subject to the repatriation tax.

The Company's preliminary estimate of the Tax Reform Act and the remeasurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Reform Act, changes to certain estimates and the filing of its tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Reform Act may require further adjustments and changes in the Company's estimates. The final determination of the Tax Reform Act and the remeasurement of the Company's deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Reform Act.
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
The Company applies ASC 740 to uncertain tax positions. As of the adoption date of January 1, 2010 and through December 31, 2017, the Company had no unrecognized tax benefits or related interest and penalties accrued.
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
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations and comprehensive loss. As of December 31, 2017, the Company had no accrued interest related to uncertain tax positions.
The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities is open for tax years since inception. The Company files income tax returns in the United States and Massachusetts. There are currently no federal, state or foreign audits in progress.

17. Defined Contribution Plan
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately.
Contributions by the Company totaling $0.2 million for the year ended December 31, 2017, and less than $0.1 million for each of the years ended December 31, 2016 and 2015, have been recorded in the consolidated statements of operations and comprehensive.
18. Selected Quarterly Financial Data (Unaudited)
The following table summarizes unaudited quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data).

	Three Months Ended (unaudited)
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Grant and collaboration revenue	$137	$26	$27	$17
Operating expenses	$14,919	$15,897	$13,881	$19,294
Net loss	$(15,134)	$(15,967)	$(14,676)	$(19,544)
Net loss attributable to common stockholders	$(15,134)	$(15,967)	$(14,676)	$(19,544)

Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.85)	$(0.66)	$(0.88)

	Three Months Ended (unaudited)
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Grant and collaboration revenue	$2,088	$2,017	$1,048	$2,930
Operating expenses	$9,029	$8,418	$8,516	$16,790
Net loss	$(7,476)	$(6,923)	$(7,728)	$(14,083)
Accretion on preferred stock	$(2,356)	$(2,210)	$—	$—
Net loss attributable to common stockholders	$(9,832)	$(9,133)	$(7,728)	$(14,083)

Net loss per share attributable to common stockholders, basic and diluted	$(4.52)	$(2.75)	$(0.43)	$(0.77)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTA BIOSCIENCES, INC.

Date: March 15, 2018	By:	/s/ Werner Cautreels, Ph.D.
Werner Cautreels, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Werner Cautreels, Ph.D.	President and Chief Executive Officer, and Director	March 15, 2018
Werner Cautreels, Ph.D.	(Principal Executive Officer)

/s/ John Leaman, M.D.	Chief Financial Officer, Head of Corporate Strategy, and Treasurer	March 15, 2018
John Leaman, M.D.	(Principal Financial and Accounting Officer)

/s/ Timothy C. Barabe	Director	March 15, 2018
Timothy C. Barabe

/s/ Omid Farokhzad, M.D.	Director	March 15, 2018
Omid Farokhzad, M.D.

/s/ Peter Barton Hutt	Director	March 15, 2018
Peter Barton Hutt

/s/ Amir Nashat, Ph.D	Director	March 15, 2018
Amir Nashat, Ph.D

/s/ Aymeric Sallin	Director	March 15, 2018
Aymeric Sallin

/s/ Timothy Springer, Ph.D.	Director	March 15, 2018
Timothy Springer, Ph.D.

/s/ Patrick Zenner	Director	March 15, 2018
Patrick Zenner