Form 10-Q
period 2018-03-31
SELECTA BIOSCIENCES INC
filed 2018-05-09
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 4, 2018 the registrant had 22,349,840 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$58,304	$70,698
Short-term deposits and investments	24,839	25,940
Accounts receivable	52	63
Prepaid expenses and other current assets	1,789	1,979
Total current assets	84,984	98,680
Property and equipment, net	2,257	2,091
Restricted cash and other assets	2,696	329
Total assets	$89,937	$101,100
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,789	$1,606
Accrued expenses	9,062	8,580
Deferred revenue, current portion	959	787
Total current liabilities	11,810	10,973
Non‑current liabilities:
Deferred rent and lease incentive	129	151
Loans payable, net of current portion	21,127	21,042
Deferred revenue, net of current portion	13,917	15,919
Other long‑term liabilities	1,372	1,201
Total liabilities	48,355	49,286
Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 22,349,840 and 22,343,254 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	274,334	273,128
Accumulated deficit	(228,357)	(216,897)
Accumulated other comprehensive loss	(4,398)	(4,420)
Total stockholders’ equity	41,582	51,814
Total liabilities and stockholders’ equity	$89,937	$101,100
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Grant and collaboration revenue	$—	$137
Operating expenses:
Research and development	11,139	11,044
General and administrative	4,674	3,875
Total operating expenses	15,813	14,919
Loss from operations	(15,813)	(14,782)
Investment income	288	113
Foreign currency transaction gain (loss), net	(13)	(165)
Interest expense	(350)	(300)
Net loss	(15,888)	(15,134)
Other comprehensive loss:
Foreign currency translation adjustment	19	123
Unrealized gain on securities	3	15
Total comprehensive loss	$(15,866)	$(14,996)

Net loss attributable to common stockholders	$(15,888)	$(15,134)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.71)	$(0.82)
Weighted average common shares outstanding:
Basic and diluted	22,345,523	18,474,227

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities
Net loss	$(15,888)	$(15,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	169	175
Amortization of premiums and accretion of discounts on investments	(32)	89
Stock‑based compensation expense	1,153	693
Non‑cash interest expense	177	144
Changes in operating assets and liabilities:
Accounts receivable	11	152
Prepaid expenses and other current assets	417	(316)
Accounts payable	180	(2,589)
Deferred revenue	—	57
Accrued expenses and other liabilities	404	1,413
Net cash used in operating activities	(13,409)	(15,316)
Cash flows from investing activities
Receipts from the maturity of investments	15,045	—
Purchase of short-term investments	(13,908)	(16,474)
Purchases of property and equipment	(192)	(58)
Net cash provided by (used in) investing activities	945	(16,532)
Cash flows from financing activities
Repayments of long-term debt	—	(728)
Proceeds from exercise of stock options	—	436
Proceeds from issuance of common stock under Employee Stock Purchase Plan	51	—
Net cash provided by (used in) financing activities	51	(292)
Effect of exchange rate changes on cash	19	124
Net decrease in cash, cash equivalents, and restricted cash	(12,394)	(32,016)
Cash, cash equivalents, and restricted cash at beginning of period	71,027	59,050
Cash, cash equivalents, and restricted cash at end of period	$58,633	$27,034
Supplement cash flow information
Cash paid for interest	261	241
Noncash investing activities
Purchase of property and equipment not yet paid	$142	$125
Unrealized gain on marketable securities	$3	$15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three months ended March 31, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2018 (the "Annual Report on Form 10-K"). The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of March 31, 2018 and consolidated results of operations and cash flows for the three months ended March 31, 2018. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.
Liquidity
The Company has incurred losses since inception and negative cash flows from operating activities. As of March 31, 2018 and December 31, 2017, the Company had an accumulated deficit of $228.4 million and $216.9 million, respectively. The Company’s cash and cash equivalents as of March 31, 2018 and December 31, 2017, includes $1.0 million and $1.2 million of unrestricted cash held by its Russian subsidiary. The future success of the Company is dependent upon its ability to obtain additional capital through issuances of equity and debt securities and from collaboration and grant agreements in order to further the development of its technology and product candidates, and ultimately upon its ability to attain profitable operations. There can be no assurance that the Company will be able to obtain the necessary financing to successfully develop and market its product candidates or attain profitability.
Based on the current operating plan, the Company expects that its cash, cash equivalents, short-term investments and short-term restricted cash as of March 31, 2018, will fund its operating expenses and capital expenditure requirements into mid-2019. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it currently expects. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the Company’s product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, the Company cannot estimate the actual amounts necessary to successfully complete the development and commercialization of its product candidates or whether, or when, it may achieve profitability.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through March 31, 2018, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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
Cash Equivalents, Short-term Investments and Restricted Cash
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with remaining maturities greater than 90 days when purchased. The Company records its investments at fair value in the accompanying consolidated balance sheets. Changes in fair value are recognized through net income. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.
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
The Company has restricted cash balances relating to (i) a secured letter of credit in connection with its Headquarters Lease (as defined below), and (ii) funds held for reimbursement to a grant donor. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$58,228	$26,637
Restricted cash	76	81
Restricted cash included in other assets	329	316
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$58,633	$27,034
Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of March 31, 2018, the Company maintained approximately $1.1 million in Russian bank accounts, of which $1.0 million was held in U.S. dollars.
The Company has minimal credit risk as the majority of accounts receivable relates to amounts due under a government sponsored grant, collaboration with large pharmaceutical companies or grants from well‑known and supported non‑profit organizations. The Company did not have any off balance sheet arrangements as of March 31, 2018 and December 31, 2017.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, short‑term investments, restricted cash, accounts receivable, accounts payable, loans payable, and common stock warrants. The carrying amounts of cash equivalents, short-term investments, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At March 31, 2018, the carrying amount of the Company's loan payable approximates its estimated fair value due to the consistency between the prevailing market rates in effect for similar loans and the effective interest rate of 6.77% for the Company's loan outstanding.
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
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the three months ended March 31, 2018 or the year ended December 31, 2017.

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
Impairment of Long‑Lived Assets
The Company periodically evaluates its long‑lived assets for potential impairment. Impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. Impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than their carrying value. The Company did not recognize any impairment charges as of March 31, 2018 and December 31, 2017.
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
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in the equity of a business entity during a period from transactions and other events and circumstances from non‑owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) consists of: (i) all components of net loss and (ii) all components of comprehensive loss other than net loss, referred to as other comprehensive loss. Other comprehensive loss is comprised of foreign currency translation adjustments and the unrealized gains and losses on available-for-sale securities.
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$(4,404)	$(16)	$(4,420)
Other comprehensive income during the period	19	3	22
Balance at March 31, 2018	$(4,385)	$(13)	$(4,398)
Revenue Recognition
The Company currently generates its revenue through grants, collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. Prior to January 1, 2018, the Company recognized revenue in accordance with ASC Topic 605, Revenue Recognition ("ASC 605"). Under ASC 605, the Company recognized revenue when all of the following criteria were met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collectability is reasonably assured.

Under ASC 605, amounts received prior to satisfying the revenue recognition criteria were recognized as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date were classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date were classified as deferred revenue, net of current portion.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively referred to as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606, Revenue from Contracts with Customers, on January

1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, which is also referred to herein as "legacy GAAP" or the "previous guidance". Refer to Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the impact of adoption of ASU 2014-09 on the Company’s consolidated financial position, results of operations, equity and cash flows as of the adoption date and for the three months ended March 31, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures.
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Spark (see Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
Collaboration and Grant Revenue
The Company currently generates its revenue through grants, collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. The grants, collaboration and license agreements are within the scope of ASC 606.
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements, the Company performs the five steps above. As part of the accounting for the arrangement, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.
The Company capitalizes the incremental costs of obtaining a contract with a customer if it expects to recover those costs. Such incremental costs would not have been incurred if the contract with a customer had not been obtained.
Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If not distinct, the license is combined with other performance obligations in the contract. For licenses that are combined with other performance obligations, the Company assesses the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Optional licenses are evaluated to determine if they are issued at a discount, and therefore, represent material rights and accounted for as separate performance obligations.
Milestone Payments: At the inception of each arrangement that includes developmental and regulatory milestone payments, the Company evaluates whether the achievement of each milestone specifically relates to the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service. If the milestone payment is not specifically related to the Company’s effort to satisfy a performance obligation or transfer a distinct good or service, the amount is allocated to all performance obligations using the relative standalone selling price method. The Company also evaluates the milestone to determine whether they are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated, otherwise, such amounts are constrained and excluded from the transaction price. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the transaction price. Any such adjustments to the transaction price are allocated to the performance obligations on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation shall be recognized as revenue, or as a reduction of revenue, in the period in which the transaction price changes.
Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are evaluated to determine if they are distinct and optional. For optional services that are distinct, the Company assesses if they are priced at a discount, and therefore, provide a material right to the licensee to be accounted for as separate performance obligations.
Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied) in accordance with the royalty recognition constraint.
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
If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
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
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of March 31, 2018 and December 31, 2017, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU 2016-01 is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. The Company adopted ASU 2016-01 during the first quarter of 2018. Because the Company held no equity investments upon adoption, there was no impact on the consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company believes it has less than five lease contracts that will need to be evaluated under ASU 2016-02, and thus does not expect the adoption of ASU 2016-02 to have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230) - Classifications of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2016-15 will have a retrospective impact to its third quarter due to the recognition of debt extinguishment costs during the three and nine months ended September 30, 2017. The Company will classify debt extinguishment costs as cash outflows for financing activities in accordance with ASU 2016-15.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash ("ASU 2016-18"). This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period to total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter ended March 31, 2018. The adoption of ASU 2016-18 resulted in the Company's cash, cash equivalents and restricted cash being included in the beginning and ending amounts for the periods shown on the statement of cash flows and was applied retroactively and reflected in the balances presented for any prior periods. The Company believes that the adoption of this guidance did not have a significant impact on its condensed consolidated financial statements.
Effective January 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 specifies the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The adoption of ASU 2017-09 did not have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (ASU 2017-01), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public entities for fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-01 did not have a material impact on the Company's consolidated financial statements.
3. Available-for-Sale Marketable Securities
As of March 31, 2018 and December 31, 2017, the Company’s available-for-sale marketable securities consisted of U.S. government and agency securities, commercial paper and corporate bonds.
The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$22,854	$—	$(13)	$22,841
Commercial paper	1,998	—	—	1,998
Total available-for-sale marketable securities	$24,852	$—	$(13)	$24,839

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$12,798	$—	$(10)	$12,788
Corporate bonds	13,158	—	(6)	13,152
Total available-for-sale marketable securities	$25,956	$—	$(16)	$25,940
All available-for-sale marketable securities are classified in the Company’s consolidated balance sheets as short-term deposits and investments.
The Company classifies its marketable debt securities based on their contractual maturity dates. As of March 31, 2018, the Company’s marketable debt securities mature at various dates through August 2018. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$24,839	$24,852	$25,940	$25,956

As of March 31, 2018, the Company held a total of 10 U.S. government and agency security positions, all of which were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. The aggregate fair value of U.S. government and agency security investments in an unrealized loss position is $22.8 million. During the three months ended March 31, 2018, the Company recognized an unrealized loss of less than $0.1 million through net loss relating to changes in the fair value of its investment securities.
Based on the Company’s review of these securities, the Company believes that the cost basis is recoverable and it had no other-than-temporary impairments on these securities as of March 31, 2018. The Company does not intend to sell these debt securities and the Company believes it is not more-likely-than-not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.
4. Net Loss Per Share
The Company has reported a net loss attributable to common stockholders for the three months ended March 31, 2018 and 2017, and for this reason basic and diluted net loss per share attributable to common stockholders are the same for all periods presented. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss attributable to common stockholders	$(15,888)	$(15,134)
Denominator:
Weighted‑average common shares outstanding—basic and diluted	22,345,523	18,474,227
Net loss per share attributable to common stockholders—basic and diluted	$(0.71)	$(0.82)
All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	March 31,
	2018	2017
Stock options to purchase common stock	2,658,035	2,025,664
Stock warrants to purchase common stock	176,432	97,302
Total	2,834,467	2,122,966

5. Fair Value Measurements
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of March 31, 2018 and December 31, 2017, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	March 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$22,402	$—	$—	$22,402
Commercial paper	—	5,494	—	5,494
Corporate bonds	2,000	—	—	2,000
Total cash equivalents	$24,402	$5,494	$—	$29,896
Short-term investments:
U.S. government and agency securities	$—	$22,841	$—	$22,841
Commercial paper	—	1,998	—	1,998
Total short-term investments	$—	$24,839	$—	$24,839

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$39,478	$—	$—	$39,478
U.S. government and agency securities	—	1,000	—	1,000
Total cash equivalents	$39,478	$1,000	$—	$40,478
Short-term investments:
Corporate bonds	$13,152	$—	$—	$13,152
U.S. government and agency securities	—	12,788	—	12,788
Total short-term investments	$13,152	$12,788	$—	$25,940

At March 31, 2018 and December 31, 2017, cash and cash equivalent investments were held in money market funds, U.S. government and agency securities, corporate bonds and commercial paper maturing within 90 days from the date of purchase.
The average maturity date for U.S. government and agency securities, included in investments at March 31, 2018 and December 31, 2017 was 181 days and 168 days, respectively. Fair value of U.S. government and agency securities approximated amortized value at each reporting date.
The average maturity date for commercial paper, included in investments at March 31, 2018 was 95 days. Fair value of commercial paper approximated amortized value at March 31, 2018.
The average maturity date for corporate bonds, included in investments at December 31, 2017 was 179 days. Fair value of corporate bonds approximated amortized value at December 31, 2017.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Laboratory equipment	$5,191	$5,138
Computer equipment and software	492	480
Leasehold improvements	278	278
Furniture and fixtures	253	235
Office equipment	118	118
Construction in process	258	—
Total property and equipment	6,590	6,249
Less accumulated depreciation	(4,333)	(4,158)
Property and equipment, net	$2,257	$2,091

Depreciation expense was $0.2 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Payroll and employee related expenses	$1,441	$1,902
Current portion of deferred rent and lease incentive	83	72
Collaboration and licensing	859	1,020
Accrued patent fees	408	268
Accrued external research and development costs	4,377	3,578
Accrued professional and consulting services	913	859
Accrued grant refund	175	175
Accrued interest	92	89
Other	714	617
Accrued expenses	$9,062	$8,580

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
As of both March 31, 2018 and December 31, 2017, deferred rent and lease incentive liability totaled $0.2 million. Included in that amount, the current portion of deferred rent and lease incentive liability is classified as accrued expenses and was less than $0.1 million at both March 31, 2018 and December 31, 2017.
The Company has a month‑to‑month facility agreement for its Moscow, Russia facility. Rent expense is recognized as incurred.
Rent expense for each of the three months ended March 31, 2018 and 2017 was $0.5 million.
As of March 31, 2018, the aggregate future minimum lease payments related to these leases are as follows (in thousands):

Year ended December 31,
2018 (Remainder)	$1,085
2019	1,482
2020	375
Total minimum lease payments	$2,942
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
On the Funding Date, the Company entered into a payoff letter with SVB, pursuant to which SVB utilized $10.0 million of the 2017 Term Loan to pay off all outstanding obligations under the 2015 Term Loan. The Company recognized a loss on extinguishment of debt in the amount of $0.7 million during the three months ended September 30, 2017.
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
As of March 31, 2018 and December 31, 2017, the outstanding principal balance under the Term Loans was $21.0 million.
Future minimum payments on the 2017 Term Loan as of March 31, 2018 are as follows (in thousands):

2018 (Remainder)	$842
2019	4,587
2020	9,128
2021	8,678
2022	1,753
Total minimum debt payments	$24,988
Less: Amount representing interest	(2,938)
Less: Debt discount and deferred charges	(923)
Less: Current portion of loans payable	—
Loans payable, net of current portion	$21,127
During the three months ended March 31, 2018 and 2017, the Company recognized $0.3 million and $0.3 million, respectively, of interest expense related to the Term Loans.
10. Stockholders' Equity
2017 Shelf Registration Statement
On August 10, 2017, the Company filed a universal shelf registration statement on Form S-3 with the SEC to sell up to $200 million of equity and/or debt securities and entered into a sales agreement with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an at-the-market, or ATM, offering. The shelf registration statement was declared effective by the SEC on August 28, 2017. As of March 31, 2018, no securities have been issued from this shelf registration statement.
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
Initial Public Offering
On June 21, 2016, the Company completed its IPO and issued and sold 5,000,000 shares of common stock at a price to the public of $14.00 per share for net proceeds of $60.8 million after deducting underwriting discounts and commissions and offering expenses. On July 25, 2016, 289,633 additional shares of the Company’s common stock were sold to the underwriters pursuant to the exercise of their option to purchase additional shares of common stock at a price to the public of $14.00 per share resulting in additional net proceeds of approximately $3.7 million after deducting underwriting discounts, commissions and offering expenses, bringing the total IPO net proceeds to $64.5 million. Upon the closing of the Company's IPO on June 27, 2016, all outstanding shares of its convertible preferred stock automatically converted into 10,126,118 shares of the Company’s common stock. In addition, at this time, the warrants to purchase shares of the Company’s Series D and Series E convertible preferred stock were converted into warrants to purchase shares of the Company’s common stock.
As of March 31, 2018, the Company has 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 22,349,840 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through March 31, 2018, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.
Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	March 31, 2018	December 31, 2017
Exercise of common warrants	176,432	176,432
Shares available for future stock incentive awards	1,911,551	923,440
Outstanding common stock options	2,658,035	2,657,187
Total	4,746,018	3,757,059

11. Stock Incentive Plans
Stock Options
The Company maintains the 2008 Stock Incentive Plan (the “2008 Plan”) for employees, consultants, advisors, and directors. The 2008 Plan provided for the granting of incentive and non‑qualified stock option and restricted stock awards as determined by the Board. At inception of the 2008 Plan, a total of 2,213,412 shares of common stock were authorized for grants under the 2008 Plan. The Company ceased granting awards under the 2008 Plan upon the effectiveness of the 2016 Plan (as defined below); zero shares remain available for future issuance under the 2008 Plan. Shares subject to awards that were granted under the 2008 Plan and that expire, lapse or terminate following the effectiveness of the 2016 Plan become available under the 2016 Plan as shares available for future grants. All unvested stock options granted under the 2008 Plan may be exercised into restricted stock subject to forfeiture upon termination prior to vesting.
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
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 20, 2016. The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash based awards as determined by the Board. At inception of the 2016 Plan, a total of 1,210,256 shares of common stock were authorized for future grant under the 2016 Plan. The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. During the three months ended March 31, 2018 and 2017, the number of shares of common stock that may be issued under the 2016 Plan was increased by 893,730 shares and 737,550 shares, respectively. As of March 31, 2018, 2,841,536 shares remain available for future issuance under the 2016 Plan.
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
The fair value of each option award was estimated on the grant date using Black‑Scholes. Expected volatilities are based on historical volatilities from guideline companies because the Company's common stock has not traded for a period that is at least equal to the expected term of its stock option awards. The Company uses the “simplified” method to estimate the expected life of options granted and are expected to be outstanding. The risk‑free interest rate used is the rate for a U.S. Treasury zero coupon issue with a remaining life consistent with the options expected life on the grant date. The Company has not paid, and does not expect to pay in the foreseeable future, any cash dividends. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% based on historical attrition trends. The Company records stock‑based compensation expense only on awards that are expected to vest.
The estimated grant date fair values of employee stock option awards granted under the 2008 Plan and 2016 Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.65%	2.07%
Dividend yield	—	—
Expected term	6.64	5.92
Expected volatility	84.81%	84.41%
Weighted-average fair value of common stock	$9.53	$10.89

The weighted average grant date fair value of stock options granted to employees during the three months ended March 31, 2018 and 2017 was $7.07 and $7.77, respectively. There were no employee stock option exercises during the three months ended March 31, 2018. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 was $0.6 million.
As of March 31, 2018 and December 31, 2017, total unrecognized compensation expense related to unvested employee stock options was $8.7 million and $10.2 million, respectively, which is expected to be recognized over a weighted average period of 2.7 years and 2.9 years, respectively.
During the year ended December 31, 2017, the status of an executive changed from an employee to a consultant (non-employee). Stock-based compensation expense relating to the individual's stock option awards was recognized through the employee's termination date. In accordance with ASC 505-50, the consultant's 55,073 unvested stock option awards were subsequently remeasured using the then-current fair value of the Company's common stock and updated assumption inputs in the Black-Scholes option pricing model. The Company will remeasure the consultant's stock option awards quarterly based on the fair value of the award on the date at which the related service is complete. Stock-based compensation expense will be recognized over the consulting period until services are completed. The 55,073 stock option awards are presented in the employee awards stock option table below.
One of the Company's executive officers resigned effective December 31, 2017, and immediately entered into a consulting arrangement with the Company during the period January 1, 2018 to December 31, 2018. In connection with his resignation, (i) all of his unvested stock option awards (62,546 shares in aggregate) were forfeited and expired as of December 31, 2017; (ii) his right to exercise his vested, exercisable stock option awards (126,457 shares in aggregate) as of December 31, 2017 was extended to March 31, 2019, resulting in a modification; and (iii) during the first quarter of 2018, he was granted a stock option award to purchase 20,000 shares of the Company's common stock. For accounting purposes, this has been treated as a cancellation and replacement award, subject to modification accounting. All granted stock awards are presented in the employee awards stock option table below.
There were no stock option awards granted to non-employees during the three months ended March 31 2018 and 2017. The unvested options held by non‑employees are revalued using the Company’s estimate of fair value on each vesting and reporting date through the remaining vesting period.
As of March 31, 2018 and December 31, 2017, total unrecognized compensation expense related to unvested non‑employee stock options was $0.4 million and $0.6 million, respectively.
The following table summarizes the activity under the 2008 Plan and the 2016 Plan:

			Weighted‑average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee Awards
Outstanding at December 31, 2017	2,411,237	$10.58	7.50	$4,729
Granted	52,200	$9.53
Exercised	—	$—
Forfeited	(51,352)	$16.37
Outstanding at March 31, 2018	2,412,085	$10.43	7.33	$5,193
Vested at March 31, 2018	1,172,413	$7.12	5.67	$4,645
Vested and expected to vest at March 31, 2018	2,255,453	$10.22	7.21	$5,144

Non‑Employee Awards
Outstanding at December 31, 2017	245,950	$4.32	5.10	$1,351
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2018	245,950	$4.32	4.86	$1,444
Vested at March 31, 2018	212,308	$3.89	4.37	$1,338
Vested and expected to vest at March 31, 2018	245,950	$4.32	4.86	$1,444

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
Under the ESPP, the Company has set two six-month offering periods during each calendar year, one beginning March 1st and the other beginning September 1st of each calendar year, during which employees may elect to have up to 25% of their eligible compensation deducted on each payday on an after-tax basis for use in purchasing the Company's common stock on the last trading day of each offering period, subject to limits imposed by the Internal Revenue Code. The purchase price of the shares may not be less than 85% of the fair market value on the first or last trading day of the offering period, whichever is lower. The first ESPP offer period began on March 1, 2017.
At inception of the ESPP, a total of 173,076 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the three months ended March 31, 2018 and 2017, the number of shares of common stock that may be issued under the ESPP was increased by 223,432 shares and 184,387 shares, respectively. During the three months ended March 31, 2018, the Company issued 6,586 shares of common stock under the ESPP. As of March 31, 2018, 558,046 shares remain available for future issuance under the ESPP.
For the three months ended March 31, 2018 and 2017, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.
The Company recorded stock-based compensation expense related to stock option awards and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$511	$335
General and administrative	642	358
Total stock-based compensation expense	$1,153	$693
12. Revenue from Contracts with Customers
The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures.
Financial Statement Impact of Adopting ASC 606
The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018, was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to the Company's accounts on the condensed consolidated balance sheet as of January 1, 2018:

		Adjustments
	As Reported at	Due to	Balance at
Consolidated Balance Sheet	December 31, 2017	ASU 2014-09	January 1, 2018
Assets
Cash, cash equivalents, and restricted cash	$70,698	$—	$70,698
Short-term deposits and investments	25,940	—	25,940
Accounts receivable	63	—	63
Prepaid expenses and other current assets	1,979	231	2,210
Total current assets	98,680	231	98,911
Property and equipment, net	2,091	—	2,091
Restricted cash and other assets	329	2,367	2,696
Total assets	$101,100	$2,598	$103,698
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,606	—	1,606
Accrued expenses	8,580	—	8,580
Deferred revenue, current portion	787	—	787
Total current liabilities	10,973	—	10,973
Non‑current liabilities:
Deferred rent and lease incentive	151	—	151
Loans payable, net of current portion	21,042	—	21,042
Deferred revenue, net of current portion	15,919	(1,830)	14,089
Other long‑term liabilities	1,201	—	1,201
Total liabilities	49,286	(1,830)	47,456
Stockholders’ equity:
Common stock	3	—	3
Additional paid-in capital	273,128	—	273,128
Accumulated deficit	(216,897)	4,428	(212,469)
Accumulated other comprehensive loss	(4,420)	—	(4,420)
Total stockholders’ equity	51,814	4,428	56,242
Total liabilities and stockholders’ equity	$101,100	$2,598	$103,698
In connection with the adoption of ASC 606, the Company identified three collaboration/grant arrangements that required analysis to quantify the impact of adoption to its opening accumulated deficit balance as of January 1, 2018: Spark Therapeutics, Inc., Skolkovo Foundation and National Institutes of Health.
Spark Therapeutics, Inc.
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
In connection with the Spark License Agreement and Spark Purchase Agreement, the Company has made contractual payments defined in the MIT license agreement (Note 14) totaling $2.2 million for the MIT sub-license provided to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement.
Transition of Revenue Recognition from ASC Topic 605 to ASC Topic 606
The terms of the Spark Purchase Agreement and the Spark License Agreement were negotiated at the same time between the parties and the terms of the Spark Purchase Agreement are referenced in the Spark License Agreement in multiple sections. The pricing and terms of the agreements are unique and must be considered in contemplation with each other. There are provisions within the Spark License Agreement that link to the Spark Purchase Agreement related to provisions that constitute a material breach of the license agreement. Therefore, the Company concluded that the two agreements must be combined and evaluated as a single agreement. While the Spark Purchase Agreement and the Spark License agreement are considered to be a single agreement, the Company determined that the purchase of common stock and future acquisition rights are not within the scope of ASC 606. The Company determined that the initial purchase of common stock combined with the embedded future stock Acquisition Rights had a fair value of $2.7 million and this amount was recorded in equity as of the effective date. The remaining $2.3 million of cash received in exchange for the stock and acquisition rights is included in allocable consideration, as this represents the premium paid by Spark on the purchase of common stock, and should be allocated to the remaining performance obligations.

The Company identified the following promises at the inception of the agreement: (1) certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property and a license to conduct certain research activities under the collaboration, or the License Obligation, (2) options to research, develop and commercialize gene therapies utilizing the SVP technology for up to four additional target therapy options, or the Option Obligation, (3) manufactured supply of pre-clinical and clinical SVP, or the Supply Obligation at a discount, and (4) option to purchase manufactured supply of commercial SVP, or the Commercial Supply Obligation at fair value. In consideration for these promises, the Company received an upfront payment of $15.0 million. In addition, the Company is eligible to receive additional payments of up to $35.0 million based on the achievement by Spark of future specified development milestones, up to $30.0 million based on the achievement by Spark of future specified regulatory milestones, up to $110.0 million based on the achievement by Spark of future specified commercial milestones, and up to $255.0 million based on the achievement by Spark of future specified sales milestones. The Company will also be eligible to receive tiered royalty payments that reach low double-digits based on future net sales for the duration of the royalty term.
The Company determined that the License Obligation was not capable of being distinct from the Supply Obligation. This is because Spark cannot derive benefit from the license without the simultaneous transfer of the pre-clinical and clinical supply. Therefore, the License Obligation and Supply Obligation are combined as a single performance obligation (the “Combined License and Supply Obligation”). The Company also determined that the Option Obligation, which includes the related Supply Obligation, provides the customer with a material right and is considered a performance obligation in the arrangement since it was priced at an incremental discount. The Company determined that the optional Commercial Supply Obligation does not provide the customer with a material right and is not considered to be a performance obligation because Spark can derive benefit from the Combined License and Supply Obligation without the delivery of the Commercial Supply Obligation and is not at an incremental discount. Therefore, the Company determined that the Spark agreement contains five distinct performance obligations: the Combined License and Supply Obligation, and the four separate Option Obligations.
In determining the transaction price, the Company considered the future development milestones, regulatory milestones, commercial milestones, sales milestone, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Spark, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property granted to Spark and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of the adoption date and as of March 31, 2018, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
As a result, the Company determined that the up-front payment of $12.3 million ($15.0 million, less fair value of the equity totaling $2.7 million as discussed above) was included in the transaction price and was allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company allocated $7.1 million to the Combined License and Supply Obligation and $5.2 million to the discount on the Option Obligation ($1.3 million for each option) using the relative standalone selling price method to each obligation. The standalone selling price for the Combined License and Supply Obligation was determined using a discounted cash flow model. The standalone selling price for the Option Obligation was determined based on the fair value of the license minus the strike price of the option (the probability of exercise was included in the valuation) as well as the estimated discount of the Supply Obligation.
The estimated proceeds to be received from the sale of the Supply Obligation was also included in the transaction price for the Combined License and Supply Obligation. The total consideration allocated to the Combined License and Supply Obligation will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term which is estimated to be approximately four years. The discount associated with the Option Obligation, along with the proceeds to be received upon exercise and estimated sale of the Supply Obligation, will be recognized when each of the options are exercised, over the related expected deliveries of its supply. If the options expire without exercise, the related deferred revenue associated with each option will be recognized upon expiration (December 1, 2019).

The Company estimated that revenue recognized under ASC 605 is consistent with the revenue recognized in accordance with ASC 606 from contract inception. However, upon adoption of ASC 606, the Company recognized other assets of $2.6 million related to the incremental costs relating to sublicense fees, and a premium, paid to MIT that would not have been incurred if the contract with Spark had not been obtained.
The Company recognized revenues of zero and less than $0.1 million related to the Spark License Agreement during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, there was a contract liability of $14.7 million representing deferred revenue associated with this agreement. A total of $1.0 million is presented as current and $13.7 million is presented as noncurrent in the accompanying consolidated balance sheet. As of December 31, 2017, there was $14.7 million of deferred revenue related to this agreement. A total of $0.8 million was presented as current and $13.9 million was presented as noncurrent in the accompanying consolidated balance sheet.
Spark Letter Agreement
On June 6, 2017, the Company and Spark entered into a letter agreement (the “Letter Agreement”), pursuant to which the parties agreed that Spark would make the May 2017 License Payment by June 6, 2017. The May 2017 License Payment was received, and recorded as a liability as of June 30, 2017, of which some or all may potentially constitute the reimbursement described below. The parties also agreed that Spark would be deemed to have delivered notice on May 31, 2017 exercising its right to purchase the shares pursuant to the First Acquisition Right. The Letter Agreement further outlines a cost reimbursement arrangement, pursuant to which the Company agreed to reimburse Spark for all costs and expenses, including the cost of materials provided by the Company, associated with the preclinical research and toxicology studies being performed by Spark for any licensed products for a specified amount of time (the “Reimbursement Period”), up to an agreed upon cap of $2.5 million.
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

Under ASC 606, the Company determined that the Letter Agreement resulted in a modification to the original agreement. The amount received totaling $2.5 million and the reimbursements pursuant to the Letter Agreement totaling $2.5 million were both included in the transaction price, and a contract liability was recorded for the amount expected to be repaid. As repayments are made, the underlying contract liability will be reduced. To the extent that an amount is expected to be applied towards the clinical supply obligation, the analysis of variable consideration will be updated accordingly.

The Company utilized the practical expedient relating to contract modifications that occurred prior to January 1, 2018. The practical expedient allows the Company to reflect the aggregate effect of all modifications that occurred before January 1, 2018 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition.

On October 31, 2017, Spark paid the Company a $2.5 million milestone payment pursuant to the Spark License Agreement, which was included in the transaction price and allocated to the performance obligations using the relative standalone selling price. In addition, Spark exercised the Second Acquisition Right set forth in Section 2.4 of the Spark Purchase Agreement and purchased 205,254 shares of common stock from the Company for $5.0 million, or $24.36 per share of common stock. The purchase price per share represents an amount equal to 115.0% of the average daily VWAP of the common stock during the thirty consecutive calendar days leading up to and ending on the day prior to the Second Acquisition Right notification date.

Skolkovo Foundation
The Company receives grant funding from the Russia-based Development Fund of New Technologies Development and Commercialization Center ("Skolkovo"). On November 28, 2014, the Company executed a grant awarded by Skolkovo for the development of a therapeutic vaccine using nanoparticles to treat chronic infection caused by human papillomavirus (HPV) and diseases associated with this infection. The grant covers the period from August 1, 2014 through July 21, 2017. The grant provides for up to $2.7 million that covers 48.5% of the estimated total cost of the research plan with the remaining 51.5% of estimated costs to be contributed by the Company. From grant inception through March 31, 2018, the Company has received $2.0 million from Skolkovo.
At any time during the term of the grant agreement, but not more than once per quarter, Skolkovo has the right to request information related to the project and to conduct an audit of the expenses incurred by the Company. In the event the project or the expenses do not meet predefined requirements, the Company may be required to reimburse the funds received up to three years after the completion of the project. As a result, in accordance with ASC 605, the Company determined that the grant funding was not fixed or determinable and the entire amount received through December 31, 2017 was recorded as deferred revenue in the consolidated balance sheet until the completion of the Skolkovo audit or the expiration of the audit term.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Skolkovo, is a customer. Furthermore, the Company determined that the agreement with Skolkovo has commercial substance, and that the grant should be accounted for as revenue. The Company identified the research and development services being provided to Skolkovo as the only performance obligation in the agreement. Based on the guidance in ASC 606, the Company concluded that the entire $2.0 million of grant funds received from Skolkovo is variable consideration. Although the Company believes it has an enforceable right to the amounts received, there is risk that an audit could result in the Company needing to refund certain amounts back to Skolkovo, resulting in variability in the transaction price. The Company utilized the “expected value” approach in determining the amount that can be recognized. The Company estimated that it will be entitled to revenue of $1.8 million from the Skolkovo grant, and recorded this amount as a cumulative-effect adjustment through accumulated deficit upon adoption of ASC 606. The remainder of $0.2 million has been recorded as a contract liability upon adoption of ASC 606.

National Institutes of Health

On May 14, 2014, the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health ("NIH"), provided the Company with a Notice of Award (“NoA”), for a grant relating to the preclinical development and clinical proof of concept for a synthetic nanoparticle (the “Project”). The grant will help advance the Company’s development of the nanoparticle from a preclinical through early clinical stage and will provide support for one or more clinical trials. Under the terms of the grant, NIDA agreed to provide up to $8.1 million in funding to be used to offset the qualifying expenses incurred by the Company. The grant was to be funded over the course of three years, according to budget forecasts prepared by the Company.

In accordance with ASC 605, revenue associated with this grant was recognized as the related research and development work was performed, and expenses incurred. Revenue under this grant arrangement was recognized using a proportional performance method. Amounts received prior to satisfying the ASC 605 revenue recognition criteria (if any) was recorded as deferred revenue on the balance sheet. Through December 31, 2017, the Company received and recognized under ASC 605 approximately $7.2 million of grant revenue. The remaining $0.9 million available under the grant requires a change to the overhead rate, which is subject to final reconciliation and approval from NIDA and, therefore, was not recognized under ASC 605.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, NIDA, is a customer. Furthermore, the Company determined that the agreement with NIDA has commercial substance, and that the grant should be accounted for as revenue. The Company identified the research and development services being provided to NIDA as the only performance obligation in the agreement.

Upon adoption of ASC 606, the remaining $0.9 million was not recognized because the change to the overhead rate requires approval from NIDA, and therefore, represents a contract modification. Revenue will be recognized if and when the price change is approved, at which time it will be an enforceable right under contract. The Company expects approval in 2018.

Impact of New Revenue Guidance on Financial Statement Line Items
The following table compares the reported condensed consolidated balance sheet and statement of operations, as of and for the three months ended March 31, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As of March 31, 2018
Consolidated Balance Sheet	As reported	Pro forma as if the previous accounting was in effect
Assets
Cash, cash equivalents, and restricted cash	$58,304	$58,304
Short-term deposits and investments	24,839	24,839
Accounts receivable	52	52
Prepaid expenses and other current assets	1,789	1,558
Total current assets	84,984	84,753
Property and equipment, net	2,257	2,257
Restricted cash and other assets	2,696	329
Total assets	$89,937	$87,339
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,789	1,789
Accrued expenses	9,062	9,062
Deferred revenue, current portion	959	959
Total current liabilities	11,810	11,810
Non‑current liabilities:
Deferred rent and lease incentive	129	129
Loans payable, net of current portion	21,127	21,127
Deferred revenue, net of current portion	13,917	15,747
Other long‑term liabilities	1,372	1,372
Total liabilities	48,355	50,185
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	274,334	274,334
Accumulated deficit	(228,357)	(232,785)
Accumulated other comprehensive loss	(4,398)	(4,398)
Total stockholders’ equity	41,582	37,154
Total liabilities and stockholders’ equity	$89,937	$87,339
Total reported assets were $2.6 million more than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2018. The higher reported assets were a result of the recognition of other assets of $2.6 million relating to incremental costs of obtaining the contract with Spark.

Total reported liabilities were $1.8 million less than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2018. The lower reported liabilities were due to reductions recognized to deferred revenue balances, as follows: less than $0.1 million relating to Spark, and $1.8 million related to Skolkovo.

There was no difference in the amounts reported in the statement of operations under ASC 606 during the three months ended March 31, 2018, and the pro-forma statement of operations, which assumes the previous guidance remained in effect as of March 31, 2018.

Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.6 million. The Company expects to recognize revenue on approximately 9.0% of the remaining performance obligations over the next 12 months.
Contract Balances from Contracts with Customers
The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2018 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period
Three Months Ended March 31, 2018
Contract liabilities:
Deferred revenue	$14,876	$—	$—	$14,876
Other liabilities (i)	2,231	—	—	2,231
Total contract liabilities	$17,107	$—	$—	$17,107
(i) The current portion of other liabilities in the amount of $0.8 million is presented in the accrued expenses line of the consolidated balance sheet. The noncurrent portion of other liabilities in the amount of $1.4 million is presented in the other long-term liabilities line of the consolidated balance sheet.
The timing of revenue recognition and cash collections results in contract liabilities on the consolidated balance sheets. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

13. Related‑Party Transactions
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
The Company incurred expenses for consulting services provided by its founders totaling less than $0.1 million during each of the three months ended March 31, 2018 and 2017.
14. Technology License Agreements
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
As of December 31, 2017, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the three months ended March 31, 2018.
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
Pursuant to the 3SBio License, the Company is required to use commercially reasonable efforts to develop and commercialize a product containing pegsiticase or a related compound. If the Company does not commercialize any such product in a particular country in Asia, Africa or South America within 48 months after approval of any such product in the United States or a major European country, then 3SBio will have the right to do so, but only until the Company commercializes a product combining the Company’s SVP technology with any such compound in such country. The Company has paid to 3SBio an aggregate of $1.0 million in upfront and milestone‑based payments under the 3SBio License. An additional liability totaling $2.0 million for milestone payments was expensed in 2016 and is included within accounts payable on the balance sheet as of December 31, 2016. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing the Company’s SVP technology, and up to an aggregate of $41.5 million for products without the Company’s SVP technology. The Company is also required to pay 3SBio tiered royalties on annual worldwide net sales (on a country‑by‑country and product‑by‑product basis) related to the pegsiticase component of products at percentages ranging from the low‑to‑mid single digits for products containing the Company’s SVP technology, and a range of no more than ten percent points from the mid‑single digits to low double‑digits for products without the Company’s SVP technology. The Company will pay these royalties to 3SBio, subject to specified reductions, on a country‑by‑country and product‑by‑product basis until the later of (i) the date that all of the patent rights for that product have expired in that country, or (ii) a specified number of years from the first commercial sale of such product in such country.

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
As of June 30, 2016, the Company had paid a total of $0.1 million in license fees due under the MEE License. No additional license fees are due under the MEE License as of March 31, 2018.
15. Income Taxes
The Company provides for income taxes under ASC 740, Income Taxes ("ASC 740"). Under ASC 740, the Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. For the three months ended March 31, 2018 and 2017, the Company did not record a current or deferred income tax expense or benefit.
The Company provided a full valuation allowance against its net deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. In 2014, the Company's Russian subsidiary was granted a 10 year tax holiday in Russia. The Company's foreign operations continue to benefit from the tax holiday, which is set to expire on December 31, 2023.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company recognized the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. Due to the complexities involved in accounting for the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows a registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, the Company recorded provisional amounts reflecting the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. The impact of the remeasurement of the Company’s U.S. deferred tax assets and liabilities to 21% resulted in the reduction of deferred tax assets of approximately $23.4 million, which is offset by a full valuation allowance, thus there is no net effect. The Company recorded no tax expense related to the deemed repatriation tax because its foreign entity, Selecta (RUS) is a foreign disregarded entity, which is not subject to the repatriation tax.

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
The Company applies ASC 740 to uncertain tax positions. As of the adoption date of January 1, 2010 and through March 31, 2018, the Company had no unrecognized tax benefits or related interest and penalties accrued.
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
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations and comprehensive loss. As of March 31, 2018, the Company had no accrued interest related to uncertain tax positions.
The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities is open for tax years since inception. The Company files income tax returns in the United States and Massachusetts. There are currently no federal, state or foreign audits in progress.
16. Defined Contribution Plan
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

Contributions by the Company totaled $0.1 million for each of the three months ended March 31, 2018 and 2017, and have been recorded in the consolidated statements of operations and comprehensive loss.
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
In addition to SEL-212, we have two other product candidates in clinical development: SEL-403 and SELA-070. We are developing SEL-403, which is a combination of LMB-100 and SVP-Rapamycin, for the treatment of mesothelioma. In May 2017, we in-licensed LMB-100 from the Center for Cancer Research at the National Cancer Institute, or NCI, part of the National Institutes of Health. In March 2018, we initiated a Phase I trial of SEL-403 in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy under a CRADA at NCI. We are also developing SELA-070, a nicotine vaccine product candidate for smoking cessation and relapse prevention. In May 2017, we commenced dosing of SELA-070 in a Phase 1 clinical trial assessing safety, tolerability and pharmacodynamic profile.
We are also developing two gene therapy product candidates in preclinical development for rare inborn errors of metabolism. SEL-302, our lead gene therapy product candidate, is a potential treatment for methylmalonic acidemia, which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. Our second gene therapy product candidate, SEL-313, is intended to treat ornithine transcarbamylase deficiency.
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

Since inception, we have incurred significant operating losses. We incurred net losses of $15.9 million and $15.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $228.4 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
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
We expect that our existing cash, cash equivalents, short-term investments and restricted cash as of March 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into mid-2019. For additional information, see “Liquidity and Capital Resources.”
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
We have incurred a total of $161.5 million in research and development expenses from inception through March 31, 2018, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expenses (key projects and initiatives):
SEL-212	$4,802	$4,996
SELA-070 (i)	49	522
Discovery and preclinical stage product candidate programs, collectively	332	333
Other internal research and development expenses	5,956	5,193
Total research and development expenses	$11,139	$11,044

(i) Beginning in the third quarter of 2017, we began presenting research and development costs incurred on SELA-070, our SVP-nicotine vaccine candidate. As a result, prior period amounts were reclassified to conform to the current period presentation.
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
Other income (expense)
There were no other income (expense) amounts for each of the three months ended March 31, 2018 and 2017.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. At March 31, 2018 and December 31, 2017, we maintained cash of $1.1 million and $1.3 million, respectively, in Russian banks, of which $1.0 million and $1.2 million was denominated in U.S. dollars for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Income taxes
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. We recognized the impact of the Tax Reform Act in our consolidated financial statements and related disclosures. Due to the complexities involved in accounting for the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows a registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, we recorded provisional amounts reflecting the impact of the Tax Reform Act in our consolidated financial statements and related disclosures. The impact of the remeasurement of our U.S. deferred tax assets and liabilities to 21% resulted in the reduction of deferred tax assets of approximately $23.4 million, which is offset by a full valuation allowance, thus there is no net effect. We recorded no tax expense related to the deemed repatriation tax because our foreign entity, Selecta (RUS) is a foreign disregarded entity, which is not subject to the repatriation tax.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue
The following is a comparison of revenue for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2018	2017	(decrease)
Grant revenue	$—	$122	$(122)	(100)%
Collaboration revenue	—	15	(15)	(100)%
Total revenue	$—	$137	$(137)	(100)%
During the three months ended March 31, 2018, total revenue decreased by $0.1 million, or 100%, as compared to 2017. The decrease in grant revenue was the result of the wind down of the grant terms associated with our other grant revenues. Unlike during the three months ended March 31, 2017, the Company recognized no collaboration revenue from Spark during the three months ended March 31, 2018.
Research and development
The following is a comparison of research and development expenses for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2018	2017	(decrease)
Research and development	$11,139	$11,044	$95	1%

During the three months ended March 31, 2018, our research and development expenses remained relatively unchanged as compared to the same period in 2017.

General and administrative
The following is a comparison of general and administrative expenses for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2018	2017	(decrease)
General and administrative	$4,674	$3,875	$799	21%

For the three months ended March 31, 2018, our general and administrative expenses increased $0.8 million, or 21%, as compared to 2017, primarily due to greater headcount and related salaries needed to support a maturing clinical-stage public company.
Investment income
Investment income increased by $0.2 million during the three months ended March 31, 2018 as compared to the same period in 2017. This increase was due to the mix of investments and yield earned on the investments.
Foreign currency transaction gain (loss)
We recognized foreign currency losses of less than $0.1 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively, reflecting the fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
There were no other income (expense) amounts for each of the three months ended March 31, 2018 and 2017.
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
From our inception through March 31, 2018, we have raised an aggregate of $309.6 million to fund our operations, of which $118.5 million was from the sale of preferred stock, $9.9 million was from government grants, $25.3 million was from borrowings under our credit facility, $44.3 million was through our collaborations and license agreements, $64.5 million in combined net proceeds was raised from our initial public offering in June 2016 and the underwriters' exercise in part of their option to purchase additional shares of our common stock in July 2016, and $47.1 million in combined net proceeds was raised from our private placement of common stock in June 2017, or the 2017 PIPE.
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
On August 10, 2017, we entered into a sales agreement with Jefferies LLC, as sales agent, or the Sales Agreement, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an at-the market, or ATM, offering. To date, there have been no sales of common stock pursuant to the Sales Agreement.

As of March 31, 2018, our cash, cash equivalents, short-term deposits and short-term investments were $83.1 million, of which $1.1 million was held by our Russian subsidiary designated solely for use in its operations including $0.1 million of restricted cash. Our Russian subsidiary cash is consolidated for financial reporting purposes.
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
Based on the current operating plan, we expect that our cash, cash equivalents, short-term investments and restricted cash as of March 31, 2018, will fund our operating expenses and capital expenditure requirements into mid-2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:
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
Summary of Cash Flows

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash provided by (used in):
Operating activities	$(13,409)	$(15,316)
Investing activities	945	(16,532)
Financing activities	51	(292)
Effect of exchange rate changes on cash	19	124
Net decrease in cash, cash equivalents, and restricted cash	$(12,394)	$(32,016)
Operating activities
Net cash used in operating activities for the three months ended March 31, 2018 was $13.4 million compared to $15.3 million in the same period in 2017, a decrease of $1.9 million period over period. The decrease in net cash used in operating activities is primarily due to (i) an increase in accounts payable of $2.8 million, (ii) an increase of $0.7 million in prepaid expenses and other current assets, and (iii) an increase in stock-based compensation expense of $0.5 million. This was offset by changes in cash from operating activities due to a $0.8 million increase in recorded net loss associated with the increased research and development expenses as we advanced from Phase 1 to Phase 2 clinical trials, and a decrease of $1.0 million to accrued expenses and other liabilities.
Investing activities
Net cash provided by investing activities for the three months ended March 31, 2018 was $0.9 million compared to net cash used in investing activities of $16.5 million in the same period in 2017. The net cash provided by investing activities in the 2018 period was primarily due to $15.0 million of receipts from maturities of investments, offset by $13.9 million of purchases of short-term investments. The net cash used in investing activities in 2017 was primarily due to $16.5 million of purchases of short-term investments.

Financing activities
Net cash provided by financing activities for the three months ended March 31, 2018 was less than $0.1 million compared to net cash used in financing activities of $0.3 million in the same period in 2017. The net cash provided by financing activities in the 2018 period was due to $0.1 million from the issuance of common stock under the ESPP. The net cash used in financing activities in the 2017 period was due to $0.7 million of loan repayments of the 2015 Term Loan, partially offset by $0.4 million of cash received from the exercise of employee stock options.
Commitments and Contingencies
As of March 31, 2018, there were no significant changes to our principal contractual obligations and commitments as reported in our 2017 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.
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

During the three months ended March 31, 2018, with the exception of revenue recognition, there were no significant changes to our critical accounting policies as reported in our 2017 Annual Report on Form 10-K.

Revenue Recognition
We currently generate our revenue through grants, collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. Prior to January 1, 2018, we recognized revenue in accordance with ASC Topic 605, Revenue Recognition ("ASC 605"). Under ASC 605, we recognized revenue when all of the following criteria were met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collectability is reasonably assured.

Under ASC 605, amounts received prior to satisfying the revenue recognition criteria were recognized as deferred revenue in our consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date were classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date were classified as deferred revenue, net of current portion.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively referred to as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, which is also referred to herein as "legacy GAAP" or the "previous guidance". Refer to Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the impact of adoption of ASU 2014-09 on our consolidated financial position, results of operations, equity and cash flows as of the adoption date and for the three months ended March 31, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures.

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Spark (see Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
Collaboration and Grant Revenue
We currently generate our revenue through grants, collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. The grants, collaboration and license agreements are within the scope of ASC 606.
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements, we perform the five steps above. As part of the accounting for the arrangement, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.
We capitalize the incremental costs of obtaining a contract with a customer if we expect to recover those costs. Such incremental costs would not have been incurred if the contract with a customer had not been obtained.
Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If not distinct, the license is combined with other performance obligations in the contract. For licenses that are combined with other performance obligations, we assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Optional licenses are evaluated to determine if they are issued at a discount, and therefore, represent material rights and accounted for as separate performance obligations.
Milestone Payments: At the inception of each arrangement that includes developmental and regulatory milestone payments, we evaluate whether the achievement of each milestone specifically relates to our efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of our efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service. If the milestone payment is not specifically related to our effort to satisfy a performance obligation or transfer a distinct good or service, the amount is allocated to all performance obligations using the relative standalone selling price method. We also evaluate the milestones to determine whether they are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated, otherwise, such amounts are constrained and excluded from the transaction price. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts our estimate of the transaction price. Any such adjustments to the transaction price are allocated to the performance obligations on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation shall be recognized as revenue, or as a reduction of revenue, in the period in which the transaction price changes.
Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are evaluated to determine if they are distinct and optional. For optional services that are distinct, we assess if they are priced at a discount, and therefore, provide a material right to the licensee to be accounted for as separate performance obligations.
Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied) in accordance with the royalty recognition constraint.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2018 and December 31, 2017, we had cash, cash equivalents, short-term deposits and short-term investments of $83.1 million and $96.6 million, respectively, consisting of non‑interest and interest‑bearing money market accounts, repurchase agreements, short-term investments of treasuries and government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. At March 31, 2018, we held $1.1 million of total cash in Russian banks to support our Russian subsidiary, which includes $1.0 million of cash and cash equivalents and $0.1 million of restricted cash, of which $1.0 million of cash and cash equivalents were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
Changes in internal control over financial reporting
During the three months ended March 31, 2018, we implemented certain internal controls in connection with the adoption of Accounting  Standards Codification Topic 606, Revenue from Contracts with Customers. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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
Since inception, we have incurred significant operating losses in every year. Our net loss was $15.9 million for the three months ended March 31, 2018 and $65.3 million and $36.2 million for the years ended December 31, 2017 and 2016, respectively. As of March 31, 2018, we had an accumulated deficit of $228.4 million. To date, we have financed our operations primarily through our initial public offering of our common stock, a private placement of our common stock, issuances of preferred stock, debt, research grants and research collaborations. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our SVP technology, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of our product candidates, and we have not completed development of any SVP-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
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
We believe that our existing cash, cash equivalents, investments, and restricted cash as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into mid-2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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

-
the FDA or other regulatory agencies may lack experience in evaluating the efficacy and safety of products based on SVP or a biologic sourced from China or other jurisdictions, which could result in a longer‑than‑expected regulatory review process, increase our expected development costs or delay or prevent commercialization of our product candidates; and

-
in the event of a biologics license application for SEL‑212 or another product and a pre‑approval inspection by the FDA of the facilities of Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio, or any other manufacturer of biologics we may use, the FDA may not approve the facility for production or may make observations that will take significant time for 3SBio or such other provider to address.

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

In 2012, the European Medicines Agency approved a gene therapy product called Glybera, which became the first gene therapy product approved by regulatory authorities anywhere in the Western world. GlaxoSmithKline plc’s Strimvelis and uniQure N.V.’s Glybera, are the only two gene therapy products for a genetic disease that have received marketing authorization from the European Commission, and to date only one gene therapy product, Luxturna, has been approved for use in the United States by the FDA. We cannot predict how long it will take or how much it will cost to complete clinical developments and obtain regulatory approvals for a gene therapy product candidate in either the United States or the European Union or how long it will take to commercialize a gene therapy product candidate, if and when approved. Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. Adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to modify the requirements for testing or approval of any of our product candidates. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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
Our lead product candidate, SEL-212, is currently being evaluated in a Phase 2 clinical program that we initiated in October 2016 and that we expect will conclude in 2018. In May 2017, we in-licensed LMB-100, a next-generation immunotoxin that completed a Phase 1 clinical program at the Center for Cancer Research at the NCI, for pancreatic cancer, mesothelioma and other cancers in 2017. For this product candidate, known as SEL-403, we plan to co-administer LMB-100 with SVP-Rapamycin. In March 2018, we initiated a Phase 1 trial of SEL-403 in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy under a CRADA at NCI. In May 2017, we commenced dosing for a Phase 1 clinical trial for SELA-070, a nicotine vaccine candidate in development for smoking cessation and relapse prevention, to assess its safety, tolerability and pharmacodynamic profile. Aside from these programs, our other product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical development is costly and inherently uncertain. For example, we have invested significant resources in our preclinical gene therapy program, which has demonstrated the potential for treatment of rare inborn errors of metabolism. Early preclinical results may not be predictive of future results, however, if our technology proves to be ineffective or unsafe as a result of, among other things, adverse side effects, pre-existing anti-drug antibodies that can neutralize the viral vector and block gene transfer, or cellular immune response to the transduced cells.
Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failed clinical trial can occur at any stage of testing. Moreover, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the clinical trial results to date from our Phase 2 trial of SEL-212 may not be predictive of future results as we continue to enroll patients in ascending dose cohorts and cohorts to receive combination therapy for the entire treatment period. Moreover, we may not be able to complete, or may be required to deviate from, currently planned dosing levels in the Phase 2 trial for a variety of reasons, including, but not limited to, feedback from the FDA.
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
We are initially developing our lead product candidate, SEL‑212, for the treatment of chronic severe gout, which affects approximately 160,000 patients in the United States. Accordingly, there is a limited number of patients who could enroll in our clinical studies.
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
We obtain the biologic pegsiticase, a component of SEL‑212, our lead product candidate, primarily from 3SBio in China. Under our license agreement with 3SBio, we have limited rights to manufacture pegsiticase and, while we have entered into a contract with a back-up supplier located outside of China, we expect to continue to rely on 3SBio as the primary supplier of pegsiticase for the foreseeable future. In addition, to our knowledge only one company has received FDA approval for a therapeutic based on a biologic product manufactured in China.
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

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under such collaborations. For example, in November 2016, we received written notice from Sanofi that Sanofi had elected to terminate in its entirety the Sanofi Agreement related to the development of product candidates to treat peanut allergy and celiac disease, and as a result we will not receive any future payments related in the Sanofi Agreement. If we do not receive the funding we expect under these agreements, our continued development of our SVP technology and product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our therapeutic program collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. The Trump Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, repeal or replacement. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 33.5% of our outstanding voting stock as of

March 31, 2018. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This Quarterly Report on Form 10-Q does not discuss any such tax legislation or the manner in which it might affect holders of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

None.
Item 6.  Exhibits.

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

SELECTA BIOSCIENCES, INC.

Date: May 9, 2018	By:	/s/ Werner Cautreels, Ph.D.
Werner Cautreels, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ John Leaman, M.D.
John Leaman, M.D.
Chief Financial Officer, Head of Corporate Strategy, and Treasurer
(Principal Financial and Accounting Officer)