Form 10-Q
period 2018-06-30
SELECTA BIOSCIENCES INC
filed 2018-08-08
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 3, 2018, the registrant had 22,396,183 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$60,237	$70,698
Short-term deposits and investments	5,991	25,940
Prepaid expenses and other current assets	2,607	2,042
Total current assets	68,835	98,680
Property and equipment, net	2,137	2,091
Restricted cash and other assets	2,465	329
Total assets	$73,437	$101,100
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,789	$1,606
Accrued expenses	10,184	8,580
Deferred revenue, current portion	1,918	787
Total current liabilities	13,891	10,973
Non‑current liabilities:
Deferred rent and lease incentive	98	151
Loan payable	21,212	21,042
Deferred revenue, net of current portion	12,870	15,919
Other long‑term liabilities	1,104	1,201
Total liabilities	49,175	49,286
Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 22,396,183 and 22,343,254 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	275,888	273,128
Accumulated deficit	(247,153)	(216,897)
Accumulated other comprehensive loss	(4,476)	(4,420)
Total stockholders’ equity	24,262	51,814
Total liabilities and stockholders’ equity	$73,437	$101,100
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Grant and collaboration revenue	$—	$26	$—	$163
Operating expenses:
Research and development	14,407	10,994	25,546	22,038
General and administrative	4,362	4,903	9,036	8,778
Total operating expenses	18,769	15,897	34,582	30,816
Loss from operations	(18,769)	(15,871)	(34,582)	(30,653)
Investment income	246	101	534	214
Foreign currency transaction gain (loss), net	84	82	71	(83)
Interest expense	(365)	(279)	(715)	(579)
Other income (expense), net	8	—	8	—
Net loss	(18,796)	(15,967)	(34,684)	(31,101)
Other comprehensive loss:
Foreign currency translation adjustment	(90)	(43)	(71)	80
Unrealized gain on securities	12	10	15	25
Total comprehensive loss	$(18,874)	$(16,000)	$(34,740)	$(30,996)

Net loss per share:
Basic and diluted	$(0.84)	$(0.85)	$(1.55)	$(1.67)
Weighted average common shares outstanding:
Basic and diluted	22,355,603	18,814,570	22,350,591	18,645,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities
Net loss	$(34,684)	$(31,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	584	386
Amortization of premiums (accretion of discounts) on investments	(91)	160
Gain on disposal of property and equipment	(22)	—
Stock‑based compensation expense	2,439	1,558
Non‑cash interest expense	265	204
Changes in operating assets and liabilities:
Accounts receivable	—	215
Prepaid expenses, deposits and other current assets	(107)	1,356
Accounts payable	155	(2,254)
Deferred revenue	(88)	(90)
Accrued expenses and other liabilities	1,167	5,636
Net cash used in operating activities	(30,382)	(23,930)
Cash flows from investing activities
Receipts from the maturity of investments	33,955	27,147
Purchases of short-term investments	(13,900)	(32,522)
Purchases of property and equipment	(456)	(459)
Proceeds from the sale of property and equipment	31	—
Net cash provided by (used in) investing activities	19,630	(5,834)
Cash flows from financing activities
Repayments of long-term debt	—	(1,836)
Proceeds from Private Placement, net of issuance costs ($2.9 million)	—	49,986
Proceeds from issuance of common stock	—	5,000
Proceeds from exercise of stock options	311	504
Proceeds from issuance of common stock under Employee Stock Purchase Plan	51	—
Net cash provided by financing activities	362	53,654
Effect of exchange rate changes on cash	(71)	80
Net change in cash, cash equivalents, and restricted cash	(10,461)	23,970
Cash, cash equivalents, and restricted cash at beginning of period	71,027	59,050
Cash, cash equivalents, and restricted cash at end of period	$60,566	$83,020
Supplement cash flow information
Cash paid for interest	$539	$461
Noncash investing activities
Purchase of property and equipment not yet paid	$183	$12
Unrealized gain on marketable securities	$15	$25

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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2018 (the "Annual Report on Form 10-K"). The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2018 and consolidated results of operations and cash flows for the six months ended June 30, 2018. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.
Liquidity
The Company has incurred losses since inception and negative cash flows from operating activities. As of June 30, 2018 and December 31, 2017, the Company had an accumulated deficit of $247.2 million and $216.9 million, respectively. The Company’s cash and cash equivalents as of June 30, 2018 and December 31, 2017, includes $0.7 million and $1.2 million of unrestricted cash held by its Russian subsidiary. The future success of the Company is dependent upon its ability to obtain additional capital through issuances of equity and debt securities and from collaboration and grant agreements in order to further the development of its technology and product candidates, and ultimately upon its ability to attain profitable operations. There can be no assurance that the Company will be able to obtain the necessary financing to successfully develop and market its product candidates or attain profitability.
Based on the current operating plan, the Company expects that its cash, cash equivalents and short-term investments as of June 30, 2018, will fund its operating expenses and capital expenditure requirements through the end of the third quarter of 2019. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical trial for SEL-212 and initial patient enrollment into a couple of Phase 3 clinical trial sites, but the Company will require an additional equity offering or other external sources of capital to expand enrollment in the Phase 3 trial and to conduct the planned head-to-head trial against Krystexxa. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it currently expects. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the Company’s product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, the Company cannot estimate the actual amounts necessary to successfully complete the development and commercialization of its product candidates or whether, or when, it may achieve profitability.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through June 30, 2018, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers many factors in selecting appropriate financial accounting policies and controls, and bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: revenue recognition, accounting for stock-based compensation and estimating accrued research and development expenses. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
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
Cash Equivalents, Short-term Investments and Restricted Cash
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with remaining maturities greater than 90 days when purchased. The Company classifies these investments as available-for-sale and records them at fair value in the accompanying consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive income (loss). Changes in fair value are recognized through net income. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.
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

As of June 30, 2018, the Company has restricted cash balances relating to a secured letter of credit in connection with its Headquarters Lease (as defined in Note 8). The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	June 30,
	2018	2017
Cash and cash equivalents	$60,237	$82,630
Restricted cash	—	74
Restricted cash included in other assets	329	316
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$60,566	$83,020
Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of June 30, 2018, the Company maintained approximately $0.7 million in Russian bank accounts, of which $0.7 million was held in U.S. dollars.
The Company did not have any off-balance sheet arrangements as of June 30, 2018 and December 31, 2017.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, short‑term investments, restricted cash, accounts payable, loans payable, and common stock warrants. The carrying amounts of cash equivalents, short-term investments, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At June 30, 2018, the carrying amount of the Company's loan payable approximates its estimated fair value due to the consistency between the prevailing market rates in effect for similar loans and the effective interest rate of 7.01% for the Company's loan outstanding.
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
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the six months ended June 30, 2018 or the year ended December 31, 2017.

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
Impairment of Long‑Lived Assets
The Company periodically evaluates its long‑lived assets for potential impairment. Impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. Impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than their carrying value. The Company did not recognize any impairment charges as of June 30, 2018 and December 31, 2017.
Debt Issuance Costs
Debt issuance costs and fees paid to lenders are classified as a debt discount and are recorded as a direct deduction from the face amount of the related debt. Issuance costs paid to third parties that are the direct result of the debt issuance are capitalized as a direct deduction from the face amount of the related debt. Debt issuance costs are amortized over the term of the related debt using the interest method and recorded as interest expense. Costs and fees paid to third parties are expensed as incurred.
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
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$(4,404)	$(16)	$(4,420)
Other comprehensive income (loss) during the period	(71)	15	(56)
Balance at June 30, 2018	$(4,475)	$(1)	$(4,476)
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively referred to as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, which is also referred to herein as "legacy GAAP" or the "previous guidance". Refer to Note 12 to its consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the impact of adoption of ASU 2014-09 on the Company’s consolidated financial position, results of operations, equity and cash flows as of the adoption date and for the three and six months ended June 30, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures.
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Spark (see Note 12 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
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
Stock‑Based Compensation
The Company accounts for all stock‑based compensation granted to employees and non‑employees using a fair value method. Stock‑based compensation awarded to employees is measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight‑line basis, net of estimated forfeitures. Prior to the adoption of ASU 2018-07 during the second quarter of 2018 described below in "Recent Accounting Pronouncements", stock‑based compensation awarded to non‑employees was subject to revaluation over its vesting terms. Subsequent to the adoption of ASU 2018-07, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees. The Company reduces recorded stock‑based compensation for estimated forfeitures. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were adjusted. Stock‑based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest.
Net Loss Per Share
The Company has reported losses since inception and has computed basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period. The Company has computed diluted net loss per common share after considering all potentially dilutive common shares, including stock options, convertible preferred stock, and warrants outstanding during the period except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti‑dilutive and basic and diluted loss per share have been the same.
Deferred Rent
Rent expense and lease incentives from operating leases are recognized on a straight‑line basis over the lease term. The difference between rent expense recognized and rental payments is recorded as deferred rent in the accompanying consolidated balance sheets.
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of June 30, 2018 and December 31, 2017, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Recent Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU 2016-01 is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. The Company adopted ASU 2016-01 during the first quarter of 2018. Because the Company held no equity investments upon adoption, there was no impact on its consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash ("ASU 2016-18"). This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period to total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter ended March 31, 2018. The adoption of ASU 2016-18 resulted in the Company's cash, cash equivalents and restricted cash being included in the beginning and ending amounts for the periods shown on the statement of cash flows and was applied retroactively and reflected in the balances presented for any prior periods. The Company believes that the adoption of this guidance did not have a significant impact on its consolidated financial statements.
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
In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting" (ASU 2018-07), to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU 2018-07 during the second quarter of 2018. Prior to the adoption of ASU 2018-07, stock‑based compensation awarded to non‑employees was subject to revaluation over its vesting terms. Subsequent to the adoption of ASU 2018-07, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees. The adoption of ASU 2018-07 did not have a material impact on the Company's consolidated financial statements.
3. Available-for-Sale Marketable Securities
As of June 30, 2018 and December 31, 2017, the Company’s available-for-sale marketable securities consisted of U.S. government and agency securities and corporate bonds.
The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$5,992	$—	$(1)	$5,991
Total available-for-sale marketable securities	$5,992	$—	$(1)	$5,991

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$12,798	$—	$(10)	$12,788
Corporate bonds	13,158	—	(6)	13,152
Total available-for-sale marketable securities	$25,956	$—	$(16)	$25,940
All available-for-sale marketable securities are classified in the Company’s consolidated balance sheets as short-term deposits and investments.

The Company classifies its marketable debt securities based on their contractual maturity dates. As of June 30, 2018, the Company’s marketable debt securities mature at various dates through August 2018. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$5,991	$5,992	$25,940	$25,956
As of June 30, 2018, the Company held a total of 2 U.S. government and agency security positions, all of which were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater. The aggregate fair value of U.S. government and agency security investments in an unrealized loss position is $6.0 million.
Based on the Company’s review of these securities, the Company believes that the cost basis is recoverable, and it had no other-than-temporary impairments on these securities as of June 30, 2018. The Company does not intend to sell these debt securities and the Company believes it is not more-likely-than-not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.
4. Net Loss Per Share
The Company has reported a net loss for the three and six months ended June 30, 2018 and 2017, and for this reason basic and diluted net loss per share are the same for all periods presented. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(18,796)	$(15,967)	$(34,684)	$(31,101)
Denominator:
Weighted‑average common shares outstanding—basic and diluted	22,355,603	18,814,570	22,350,591	18,645,339
Net loss per share —basic and diluted	$(0.84)	$(0.85)	$(1.55)	$(1.67)
All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	June 30,
	2018	2017
Stock options to purchase common stock	3,242,670	2,143,734
Unvested restricted stock units	40,000	—
Stock warrants to purchase common stock	176,432	176,432
Total	3,459,102	2,320,166

5. Fair Value Measurements
The tables below present information about the Company’s financial assets that are measured and carried at fair value as of June 30, 2018 and December 31, 2017, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	June 30, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$32,260	$—	$—	$32,260
Commercial paper	—	1,699	—	1,699
Total cash equivalents	$32,260	$1,699	$—	$33,959
Short-term investments:
U.S. government and agency securities	$—	$5,991	$—	$5,991
Total short-term investments	$—	$5,991	$—	$5,991

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$39,478	$—	$—	$39,478
U.S. government and agency securities	—	1,000	—	1,000
Total cash equivalents	$39,478	$1,000	$—	$40,478
Short-term investments:
Corporate bonds	$13,152	$—	$—	$13,152
U.S. government and agency securities	—	12,788	—	12,788
Total short-term investments	$13,152	$12,788	$—	$25,940

At June 30, 2018, cash and cash equivalent investments were held in money market funds and commercial paper maturing within 90 days from the date of purchase. At December 31, 2017, cash and cash equivalent investments were held in money market funds and U.S. government and agency securities maturing within 90 days from the date of purchase.
The average maturity date for U.S. government and agency securities, included in investments at June 30, 2018 and December 31, 2017 was 181 days and 179 days, respectively. Fair value of U.S. government and agency securities approximated amortized value at each reporting date.
The average maturity date for corporate bonds, included in investments at December 31, 2017 was 168 days. Fair value of corporate bonds approximated amortized value at December 31, 2017.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Laboratory equipment	$5,138	$5,138
Computer equipment and software	562	480
Leasehold improvements	278	278
Furniture and fixtures	252	235
Office equipment	118	118
Construction in process	196	—
Total property and equipment	6,544	6,249
Less accumulated depreciation	(4,407)	(4,158)
Property and equipment, net	$2,137	$2,091

Depreciation expense was $0.4 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense was $0.6 million and $0.4 million, respectively.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Payroll and employee related expenses	$1,815	$1,902
Current portion of deferred rent and lease incentive	94	72
Collaboration and licensing	1,023	1,020
Accrued patent fees	699	268
Accrued external research and development costs	5,210	3,578
Accrued professional and consulting services	528	859
Accrued grant refund	175	175
Accrued interest	94	89
Other	546	617
Accrued expenses	$10,184	$8,580

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
As of both June 30, 2018 and December 31, 2017, deferred rent and lease incentive liability totaled $0.2 million. Included in that amount, the current portion of deferred rent and lease incentive liability is classified as accrued expenses and was less than $0.1 million at both June 30, 2018 and December 31, 2017.
The Company has a month‑to‑month facility agreement for its Moscow, Russia facility. Rent expense is recognized as incurred.
Rent expense for the three months ended June 30, 2018 and 2017 was $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2018 and 2017, rent expense was $1.0 million and $0.9 million, respectively.
As of June 30, 2018, the aggregate future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31,
2018 (Remainder)	$724
2019	1,482
2020	375
Total minimum lease payments	$2,581
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
9. Debt
2015 Term Loan
On August 9, 2013, the Company entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) and Square 1 Bank (“Square 1”) to borrow up to $7.5 million. The Company initially borrowed $3.0 million in August 2013 and subsequently borrowed an additional $4.5 million in July 2014. In December 2015, the Company refinanced this debt facility to increase the amount of the borrowing to $12.0 million and to extend the repayment term. The amounts borrowed are collectively referred to as the “2015 Term Loan”. The lenders for the refinanced debt facility are Oxford and Pacific Western Bank (“Pacific Western”). Pacific Western had acquired Square 1 since the time of the original loan. Such a change in lender does not constitute third party financing on its own and does not require extinguishment accounting. As a result of the refinancing, the stated interest rate was also adjusted to reflect the current market borrowing rate.
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
As of June 30, 2018 and December 31, 2017, the outstanding principal balance under the Term Loans was $21.0 million.
Future minimum principal and interest payments on the 2017 Term Loan as of June 30, 2018 are as follows (in thousands):

2018 (Remainder)	$590
2019	4,638
2020	9,163
2021	8,692
2022	1,753
Total minimum debt payments	$24,836
Less: Amount representing interest	(2,786)
Less: Debt discount and deferred charges	(838)
Loan payable	$21,212
During the three months ended June 30, 2018 and 2017, the Company recognized $0.4 million and $0.3 million, respectively, of interest expense related to the Term Loans. During the six months ended June 30, 2018 and 2017, interest expense was $0.7 million and $0.6 million, respectively, related to the Term Loans.
10. Stockholders' Equity
2017 Shelf Registration Statement
On August 10, 2017, the Company filed a universal shelf registration statement on Form S-3 with the SEC to sell up to $200 million of equity and/or debt securities and entered into a sales agreement with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an at-the-market, or ATM, offering. The shelf registration statement was declared effective by the SEC on August 28, 2017. As of June 30, 2018, no securities have been issued from this shelf registration statement.
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
Common Stock
As of June 30, 2018, the Company has 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 22,396,183 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through June 30, 2018, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.
Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	June 30, 2018	December 31, 2017
Exercise of common warrants	176,432	176,432
Shares available for future stock incentive awards	1,473,827	1,035,043
Unvested restricted stock units	40,000	—
Outstanding common stock options	3,242,670	2,657,187
Total	4,932,929	3,868,662

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
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016. The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash-based awards as determined by the Board. Shares subject to awards that are granted under the 2016 Plan and that expire, lapse or terminate are added back to the shares available for future grants under the 2016 Plan. At inception of the 2016 Plan, a total of 1,210,256 shares of common stock were authorized for future grant under the 2016 Plan. The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. During the six months ended June 30, 2018 and 2017, the number of shares of common stock that may be issued under the 2016 Plan was increased by 893,730 shares and 737,550 shares, respectively. As of June 30, 2018, 915,781 shares remain available for future issuance under the 2016 Plan.
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
The fair value of each option award was estimated on the grant date using Black‑Scholes. Expected volatilities are based on historical volatilities from guideline companies because the Company's common stock has not traded for a period that is at least equal to the expected term of its stock option awards. The Company uses the “simplified” method to estimate the expected life of options granted and are expected to be outstanding. The risk‑free interest rate used is the rate for a U.S. Treasury zero coupon issue with a remaining life consistent with the options expected life on the grant date. The Company has not paid and does not expect to pay in the foreseeable future, any cash dividends. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% based on historical attrition trends. The Company records stock‑based compensation expense only on awards that are expected to vest.
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.82%	1.88%
Dividend yield	—	—
Expected term	6.04	6.05
Expected volatility	85.45%	84.28%
Weighted-average fair value of common stock	$12.37	$16.89

The weighted average grant date fair value of stock options granted to employees during the six months ended June 30, 2018 and 2017 was $9.02 and $12.00, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $0.3 million and $1.6 million, respectively.
As of June 30, 2018 and December 31, 2017, total unrecognized compensation expense related to unvested employee stock options was $11.8 million and $10.2 million, respectively, which is expected to be recognized over a weighted average period of 2.7 years and 2.9 years, respectively.
During the year ended December 31, 2017, the status of an executive changed from an employee to a consultant (non-employee). Stock-based compensation expense relating to the individual's stock option awards was recognized through the employee's termination date. In accordance with ASC 505-50, the consultant's 55,073 unvested stock option awards were subsequently remeasured using the then-current fair value of the Company's common stock and updated assumption inputs in the Black-Scholes option pricing model. In connection with the Company's adoption of ASU 2018-07 during the second quarter of 2018, final remeasurement of the consultant's stock option awards was performed as of April 1, 2018. Stock-based compensation expense will be recognized over the consulting period until services are completed. The 55,073 stock option awards are presented in the employee awards stock option table below.
One of the Company's executive officers resigned effective December 31, 2017, and immediately entered into a consulting arrangement with the Company during the period January 1, 2018 to December 31, 2018. In connection with his resignation, (i) all of his unvested stock option awards (62,546 shares in aggregate) were forfeited and expired as of December 31, 2017; (ii) his right to exercise his vested, exercisable stock option awards (126,457 shares in aggregate) as of December 31, 2017 was extended to March 31, 2019, resulting in a modification; and (iii) during the first quarter of 2018, he was granted a stock option award to purchase 20,000 shares of the Company's common stock. In connection with the Company's adoption of ASU 2018-07 during the second quarter of 2018, final remeasurement of the consultant's stock option awards was performed as of April 1, 2018. Stock-based compensation expense will be recognized over the consulting period until services are completed. All granted stock awards are presented in the employee awards stock option table below.
The Company granted a stock option award covering 95,000 shares to a non-employee director during the six months ended June 30, 2018, with a weighted average grant date fair value of $8.71. Prior to the adoption of ASU 2018-07 during the second quarter of 2018, the unvested options held by non‑employees were revalued using the Company’s estimate of fair value on each vesting and reporting date through the remaining vesting period. Subsequent to the adoption of ASU 2018-07, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees.
As of June 30, 2018 and December 31, 2017, total unrecognized compensation expense related to unvested non‑employee stock options was $1.0 million and $0.6 million, respectively.
The following table summarizes the activity under the 2008 Plan and the 2016 Plan:

			Weighted‑average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee Awards
Outstanding at December 31, 2017	2,411,237	$10.58	7.50	$4,729
Granted	614,879	$12.37
Exercised	(46,343)	$6.72
Forfeited	(78,053)	$16.61
Outstanding at June 30, 2018	2,901,720	$10.86	7.65	$9,868

Vested at June 30, 2018	1,292,783	$8.25	5.79	$7,445
Vested and expected to vest at June 30, 2018	2,672,912	$10.66	7.50	$9,570

Non‑Employee Awards
Outstanding at December 31, 2017	245,950	$4.32	5.10	$1,351
Granted	95,000	$12.02
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2018	340,950	$6.46	6.09	$2,314

Vested at June 30, 2018	217,114	$3.96	4.20	$2,017
Vested and expected to vest at June 30, 2018	340,950	$6.46	6.09	$2,314
Restricted Stock Units
During the three months ended June 30, 2018, the Company awarded 40,000 restricted stock units under the 2016 Plan to certain employees subject to the achievement of performance conditions ("performance-based restricted stock units"). These restricted stock units will vest in a single installment on the date the performance condition is achieved, on or prior to December 31, 2018. If the performance condition is not satisfied on or prior to December 31, 2018, the restricted stock units will be forfeited for no consideration.

For performance-based restricted stock units for which the performance criteria have not yet been achieved as of June 30, 2018, but the Company has concluded are probable of being achieved, the stock-based compensation amount that was recognized in the quarter is not material. The restricted stock units granted during the three months ended June 30, 2018 have a weighted average fair value of $12.75 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the three months ended June 30, 2018 were valued at approximately $0.5 million on their grant date, and the Company is recognizing the compensation expense through December 31, 2018.

Approximately $0.5 million of the fair value of restricted stock units remained unrecognized as of June 30, 2018 and will be recognized over a weighted average period of 0.5 years.

The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Unvested at December 31, 2017	—	$—
Granted	40,000	12.75
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2018	40,000	$12.75
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
At inception of the ESPP, a total of 173,076 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the six months ended June 30, 2018 and 2017, the number of shares of common stock that may be issued under the ESPP was increased by 223,432 shares and 184,387 shares, respectively. During the six months ended June 30, 2018, the Company issued 6,586 shares of common stock under the ESPP. As of June 30, 2018, 558,046 shares remain available for future issuance under the ESPP.
For each of the six months ended June 30, 2018 and 2017, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.
The Company recorded stock-based compensation expense related to stock option awards, restricted stock units and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$622	$403	$1,133	$739
General and administrative	664	460	1,306	819
Total stock-based compensation expense	$1,286	$863	$2,439	$1,558
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
Financial Statement Impact of Adopting ASC 606
The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018, was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to the Company's accounts on the condensed consolidated balance sheet as of January 1, 2018 (in thousands):

		Adjustments
	As Reported at	Due to	Balance at
Consolidated Balance Sheet	December 31, 2017	ASU 2014-09	January 1, 2018
Assets
Cash, cash equivalents, and restricted cash	$70,698	$—	$70,698
Short-term deposits and investments	25,940	—	25,940
Prepaid expenses and other current assets	2,042	231	2,273
Total current assets	98,680	231	98,911
Property and equipment, net	2,091	—	2,091
Restricted cash and other assets	329	2,367	2,696
Total assets	$101,100	$2,598	$103,698
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,606	$—	$1,606
Accrued expenses	8,580	—	8,580
Deferred revenue, current portion	787	—	787
Total current liabilities	10,973	—	10,973
Non‑current liabilities:
Deferred rent and lease incentive	151	—	151
Loan payable	21,042	—	21,042
Deferred revenue, net of current portion	15,919	(1,830)	14,089
Other long‑term liabilities	1,201	—	1,201
Total liabilities	49,286	(1,830)	47,456
Stockholders’ equity:
Common stock	3	—	3
Additional paid-in capital	273,128	—	273,128
Accumulated deficit	(216,897)	4,428	(212,469)
Accumulated other comprehensive loss	(4,420)	—	(4,420)
Total stockholders’ equity	51,814	4,428	56,242
Total liabilities and stockholders’ equity	$101,100	$2,598	$103,698
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
In determining the transaction price, the Company considered the future development milestones, regulatory milestones, commercial milestones, sales milestone, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Spark, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property granted to Spark and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of the adoption date and as of June 30, 2018, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
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
During the three and six months ended June 30, 2018, there were no deliveries and thus no revenue was recognized. The Company recognized revenues of zero and less than $0.1 million related to the Spark License Agreement during the three and six months ended June 30, 2017, respectively.
As of June 30, 2018, there was a contract liability of $14.7 million representing deferred revenue associated with this agreement. A total of $1.9 million is presented as current and $12.8 million is presented as noncurrent in the accompanying consolidated balance sheet. As of December 31, 2017, there was $14.7 million of deferred revenue related to this agreement. A total of $0.8 million was presented as current and $13.9 million was presented as noncurrent in the accompanying consolidated balance sheet.
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

Skolkovo Foundation
The Company receives grant funding from the Russia-based Development Fund of New Technologies Development and Commercialization Center ("Skolkovo"). On November 28, 2014, the Company executed a grant awarded by Skolkovo for the development of a therapeutic vaccine using nanoparticles to treat chronic infection caused by human papillomavirus (HPV) and diseases associated with this infection. The grant covered the period from August 1, 2014 through July 21, 2017. The grant provided for up to $2.7 million that covers 48.5% of the estimated total cost of the research plan with the remaining 51.5% of estimated costs to be contributed by the Company. From grant inception through June 30, 2018, the Company received $2.0 million from Skolkovo.
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
The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Skolkovo, is a customer. Furthermore, the Company determined that the agreement with Skolkovo has commercial substance, and that the grant should be accounted for as revenue. The Company identified the research and development services being provided to Skolkovo as the only performance obligation in the agreement. Based on the guidance in ASC 606, the Company concluded that the entire $2.0 million of grant funds received from Skolkovo is variable consideration. Although the Company believes it has an enforceable right to the amounts received, there is risk that an audit could result in the Company needing to refund certain amounts back to Skolkovo, resulting in variability in the transaction price. The Company utilized the “expected value” approach in determining the amount that can be recognized. The Company estimated that it will be entitled to revenue of $1.8 million from the Skolkovo grant, and recorded this amount as a cumulative-effect adjustment through accumulated deficit upon adoption of ASC 606. The remainder of $0.2 million was recorded as a contract liability upon adoption of ASC 606.

During the three months ended June 30, 2018, the Company made a decision to cease work relating to the Skolkovo grant. As a result, Skolkovo performed a formal review of project expenses incurred by the Company. Skolkovo concluded that the Company should (i) return unused grant funds to Skolkovo in the amount of less than $0.1 million and (ii) reimburse $0.1 million of costs deemed to have been overspent relative to the cost share requirement stipulated in the grant.

As of June 30, 2018, a contract liability of $0.1 million remains on the balance sheet and will not be recognized as revenue until the expiration of the three-year audit period.

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

Impact of New Revenue Guidance on Financial Statement Line Items
The following table compares the reported condensed consolidated balance sheet and statement of operations, as of and for the six months ended June 30, 2018, to the pro-forma amounts had the previous guidance been in effect (in thousands):

	As of June 30, 2018
Consolidated Balance Sheet	As reported	Pro forma as if the previous accounting was in effect
Assets
Cash, cash equivalents, and restricted cash	$60,237	$60,237
Short-term deposits and investments	5,991	5,991
Prepaid expenses and other current assets	2,607	2,145
Total current assets	68,835	68,373
Property and equipment, net	2,137	2,137
Restricted cash and other assets	2,465	329
Total assets	$73,437	$70,839
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,789	$1,789
Accrued expenses	10,184	10,184
Deferred revenue, current portion	1,918	1,918
Total current liabilities	13,891	13,891
Non‑current liabilities:
Deferred rent and lease incentive	98	98
Loan payable	21,212	21,212
Deferred revenue, net of current portion	12,870	14,700
Other long‑term liabilities	1,104	1,104
Total liabilities	49,175	51,005
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	275,888	275,888
Accumulated deficit	(247,153)	(251,581)
Accumulated other comprehensive loss	(4,476)	(4,476)
Total stockholders’ equity	24,262	19,834
Total liabilities and stockholders’ equity	$73,437	$70,839
Total reported assets were $2.6 million more than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of June 30, 2018. The higher reported assets were a result of the recognition of other assets of $2.6 million relating to incremental costs of obtaining the contract with Spark.

Total reported liabilities were $1.8 million less than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of June 30, 2018. The lower reported liabilities were due to reductions recognized to deferred revenue balances, as follows: less than $0.1 million relating to Spark, and $1.8 million related to Skolkovo.

There was no difference in the amounts reported in the statement of operations under ASC 606 during the three and six months ended June 30, 2018, and the pro-forma statement of operations, which assumes the previous guidance remained in effect as of June 30, 2018.

Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.6 million. The Company expects to recognize revenue on approximately 17.8% of the remaining performance obligations over the next 12 months.
Contract Balances from Contracts with Customers
The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2018 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period
Six Months Ended June 30, 2018
Contract liabilities:
Deferred revenue	$14,876	$—	$(88)	$14,788
Other liabilities (i)	2,231	—	(105)	2,126
Total contract liabilities	$17,107	$—	$(193)	$16,914
(i) The current portion of other liabilities in the amount of $1.0 million is presented in the accrued expenses line of the consolidated balance sheet. The noncurrent portion of other liabilities in the amount of $1.1 million is presented in the other long-term liabilities line of the consolidated balance sheet.

During the six months ended June 30, 2018, the Company did not recognize revenues as a result of changes in the contract asset and the contract liability balances.

Deferred revenue

During the three months ended June 30, 2018, the Company made a decision to cease work relating to the Skolkovo grant. As a result, Skolkovo performed a formal review of project expenses incurred by the Company. Skolkovo concluded that the Company should return unused grant funds to Skolkovo, which resulted in a reduction to deferred revenue of less than $0.1 million.

Other liabilities

In connection with its cost reimbursement arrangement with Spark, the Company received reimbursement invoices during the three months ended June 30, 2018 amounting to approximately $0.1 million, which reduced the other liability balance to $2.1 million as of June 30, 2018.

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
The Company incurred expenses for consulting services provided by its founders totaling $0.1 million during each of the three months ended June 30, 2018 and 2017, and $0.1 million during each of the six months ended June 30, 2018 and 2017.
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
As of December 31, 2017, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the six months ended June 30, 2018.
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
Pursuant to the 3SBio License, the Company is required to use commercially reasonable efforts to develop and commercialize a product containing pegsiticase or a related compound. If the Company does not commercialize any such product in a particular country in Asia, Africa or South America within 48 months after approval of any such product in the United States or a major European country, then 3SBio will have the right to do so, but only until the Company commercializes a product combining the Company’s SVP technology with any such compound in such country. The Company has paid to 3SBio an aggregate of $1.0 million in upfront and milestone‑based payments under the 3SBio License. An additional liability totaling $2.0 million for milestone payments was expensed in 2016 and was included within accounts payable on the balance sheet as of December 31, 2016. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing the Company’s SVP technology, and up to an aggregate of $41.5 million for products without the Company’s SVP technology. The Company is also required to pay 3SBio tiered royalties on annual worldwide net sales (on a country‑by‑country and product‑by‑product basis) related to the pegsiticase component of products at percentages ranging from the low‑to‑mid single digits for products containing the Company’s SVP technology, and a range of no more than ten percent points from the mid‑single digits to low double‑digits for products without the Company’s SVP technology. The Company will pay these royalties to 3SBio, subject to specified reductions, on a country‑by‑country and product‑by‑product basis until the later of (i) the date that all of the patent rights for that product have expired in that country, or (ii) a specified number of years from the first commercial sale of such product in such country.

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
As of June 30, 2016, the Company had paid a total of $0.1 million in license fees due under the MEE License. No additional license fees are due under the MEE License as of June 30, 2018.
15. Income Taxes
The Company provides for income taxes under ASC 740, Income Taxes ("ASC 740"). Under ASC 740, the Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. For the three and six months ended June 30, 2018 and 2017, the Company did not record a current or deferred income tax expense or benefit.
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
The Company applies ASC 740 to uncertain tax positions. As of the adoption date of January 1, 2010 and through June 30, 2018, the Company had no unrecognized tax benefits or related interest and penalties accrued.
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
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations and comprehensive loss. As of June 30, 2018, the Company had no accrued interest related to uncertain tax positions.
The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities is open for tax years since inception. The Company files income tax returns in the United States and Massachusetts. There are currently no federal, state or foreign audits in progress.
16. Defined Contribution Plan
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended June 30, 2018 and 2017, respectively, and $0.1 million during each of the six months ended June 30, 2018 and 2017.
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
Our proprietary tolerogenic SVP technology, SVP-Rapamycin, encapsulates an immunomodulator in biodegradable nanoparticles to mitigate the formation of anti-drug antibodies, or ADAs, and induce antigen-specific immune tolerance to life-sustaining biologic drugs. We believe our SVP-Rapamycin has potential to enhance the efficacy and safety of existing approved biologic drugs, improve product candidates under development and enable novel therapies. Our lead product candidate, SEL-212, is a combination of a therapeutic uricase enzyme and our SVP technology that is designed to be the first biologic treatment that durably controls uric acid while also dissolving harmful deposits of uric acid in patients with chronic severe gout, a debilitating rare disease with an unmet medical need. We have submitted to the FDA two investigational new drug, or IND, applications for SEL-212, both of which are active. Each IND lists us as the named sponsor and is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy. SEL-212 is currently in a Phase 2 clinical program in multiple clinical sites in the United States. Based on our Phase 1/2 clinical data, we believe that SEL-212 has the potential to control serum uric acid levels and mitigate the formation of ADAs in response to the therapeutic enzyme. We are planning to conduct a head-to-head clinical trial of SEL-212 compared to the current FDA-approved uricase therapy, Krystexxa, in parallel with our Phase 3 program.
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
Since inception, we have incurred significant operating losses. We incurred net losses of $34.7 million and $31.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $247.2 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
-    conduct additional clinical trials for SEL‑212 and SEL-403;
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
We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements through the end of the third quarter of 2019. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical trial for SEL-212 and initial patient enrollment into a couple of Phase 3 clinical trial sites, but we will require an additional equity offering or other external sources of capital to expand enrollment in the Phase 3 trial and to conduct the planned head-to-head trial against Krystexxa. For additional information, see “Liquidity and Capital Resources.”
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

We have incurred a total of $175.9 million in research and development expenses from inception through June 30, 2018, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses (key projects and initiatives):
SEL-212	$7,090	$4,265	$11,892	$9,261
SELA-070 (i)	1,050	—	1,099	522
Discovery and preclinical stage product candidate programs, collectively	858	877	1,190	1,210
Other internal research and development expenses	5,409	5,852	11,365	11,045
Total research and development expenses	$14,407	$10,994	$25,546	$22,038

(i) Beginning in the third quarter of 2017, we began presenting research and development costs incurred on SELA-070, our SVP-nicotine vaccine candidate. As a result, prior period amounts were broken out separately to conform to the current period presentation.
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
Other income (expense)
Other income (expense) was de minimis for the three and six months ended June 30, 2018 and 2017.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in

U.S. dollars or other currencies. At June 30, 2018 and December 31, 2017, we maintained cash of $0.7 million and $1.3 million, respectively, in Russian banks, of which $0.7 million and $1.2 million was denominated in U.S. dollars for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2018 and 2017
Revenue
The following is a comparison of revenue for the three months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2018	2017	(decrease)
Grant revenue	$—	$26	$(26)	(100)%
Collaboration revenue	—	—	—	—%
Total revenue	$—	$26	$(26)	(100)%
During the three months ended June 30, 2018, the Company recognized no revenues as compared to an insignificant amount during the same period in 2017. The decrease in grant revenue was the result of the conclusion of the grant terms associated with certain of our other grant revenues. The Company recognized no collaboration revenue during the three months ended June 30, 2018 and 2017.
Research and development
The following is a comparison of research and development expenses for the three months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2018	2017	(decrease)
Research and development	$14,407	$10,994	$3,413	31%

During the three months ended June 30, 2018, our research and development expenses increased by $3.4 million, or 31%, as compared to the same period in 2017, reflecting increases of $2.8 million relating to our Phase 2 trial of SEL-212 and planning for the SEL-212 Phase 3 program, $0.4 million of compensation costs related to headcount growth to support the clinical trial programs and pipeline advancements and $0.2 million of consulting costs, offset by a decrease $0.5 million for licenses and permits.
General and administrative
The following is a comparison of general and administrative expenses for the three months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2018	2017	(decrease)
General and administrative	$4,362	$4,903	$(541)	(11)%

During the three months ended June 30, 2018, our general and administrative expenses decreased by $0.5 million, or 11%, as compared to the same period in 2017, primarily due to a $0.6 million reduction in patent costs and a $0.3 million reduction in contract license fees associated with collaborations, offset by increases of $0.2 million and $0.1 million in stock compensation expense and consulting fees, respectively.
Investment income
Investment income increased by $0.1 million during the three months ended June 30, 2018 as compared to the same period in 2017. This increase was due to the investment portfolio composition and higher yield earned on the investments.
Foreign currency transaction gain (loss)
We recognized foreign currency gains of $0.1 million during each of the three months ended June 30, 2018 and 2017, respectively, reflecting little fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.4 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
Other income (expense) was de minimis for the three months ended June 30, 2018 and 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017
Revenue
The following is a comparison of revenue for the six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2018	2017	(decrease)
Grant revenue	$—	$148	$(148)	(100)%
Collaboration revenue	—	15	(15)	(100)%
Total revenue	$—	$163	$(163)	(100)%
During the six months ended June 30, 2018, total revenue decreased by $0.2 million, or 100%, as compared to the same period in 2017. The decrease in grant revenue was the result of the conclusion of the grant terms associated with certain of our other grant revenues. Unlike during the six months ended June 30, 2017, the Company recognized no collaboration revenue from Spark during the six months ended June 30, 2018.
Research and development
The following is a comparison of research and development expenses for the six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2018	2017	(decrease)
Research and development	$25,546	$22,038	$3,508	16%

During the six months ended June 30, 2018, our research and development expenses increased by $3.5 million, or 16%, as compared to the same period in 2017, reflecting increases of $2.6 million relating to our Phase 2 trial of SEL-212 and planning for the SEL-212 Phase 3 program, $0.8 million of compensation costs related to headcount growth to support the clinical trial programs and pipeline advancements and $0.5 million of consulting costs, offset by a decrease of $0.5 million for licenses and permits.
General and administrative
The following is a comparison of general and administrative expenses for the six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2018	2017	(decrease)
General and administrative	$9,036	$8,778	$258	3%

During the six months ended June 30, 2018, our general and administrative expenses increased by $0.3 million, or 3%, as compared to the same period in 2017, primarily due to increases of $0.5 million in stock compensation expense, $0.3 million from greater headcount and related salaries, and $0.3 million in consulting fees, offset by a $0.6 million reduction in patent costs and a $0.3 million reduction in contract license fees associated with collaborations.
Investment income
Investment income increased by $0.3 million during the six months ended June 30, 2018 as compared to the same period in 2017. This increase was due to the investment portfolio composition and higher yield earned on the investments.
Foreign currency transaction gain (loss)
We recognized foreign currency gains of $0.1 million during the six months ended June 30, 2018, compared to a loss of $0.1 million during the six months ended June 30, 2017, respectively, reflecting the fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.7 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
Other income (expense) was de minimis for the six months ended June 30, 2018 and 2017.
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
From our inception through June 30, 2018, we have raised an aggregate of $309.6 million to fund our operations, of which $118.5 million was from the sale of preferred stock, $9.9 million was from government grants, $25.3 million was from borrowings under our credit facility, $44.3 million was through our collaborations and license agreements, $64.5 million in combined net proceeds was raised from our initial public offering in June 2016 and the underwriters' exercise in part of their option to purchase additional shares of our common stock in July 2016, and $47.1 million in combined net proceeds was raised from our private placement of common stock in June 2017, or the 2017 PIPE.
On June 26, 2017, we entered into a Securities Purchase Agreement, or the Institutional Purchase Agreement, with the purchasers named therein, or the Institutional Investors, and a Securities Purchase Agreement, or the Springer Purchase Agreement, with Timothy Springer, Ph.D., a member of our board of directors. We closed the Institutional Purchase Agreement and the Springer Purchase Agreement on June 27, 2017, resulting in total aggregate gross proceeds to us of $50.0 million.
On August 10, 2017, we entered into an open market sale agreement with Jefferies LLC, as sales agent, or the Sales Agreement, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in an "at-the market offering". To date, there have been no sales of common stock pursuant to the Sales Agreement.
As of June 30, 2018, our cash, cash equivalents, short-term deposits and short-term investments were $66.2 million, of which $0.7 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
In addition to our existing cash equivalents and short-term investments, we receive research and development funding pursuant to our research grants and collaboration agreements. Currently, funding from research grants and payments under our collaboration agreements represent our only source of committed external funds.

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
Based on the current operating plan, we expect that our cash, cash equivalents and short-term investments as of June 30, 2018, will fund our operating expenses and capital expenditure requirements through the end of the third quarter of 2019. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical trial for SEL-212 and initial patient enrollment into a couple of Phase 3 clinical trial sites, but we will require an additional equity offering or other external sources of capital to expand enrollment in the Phase 3 trial and to conduct the planned head-to-head trial against Krystexxa. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:
-    the scope, progress, results and costs of our clinical trials of SEL-212 and SEL-403;

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
Summary of Cash Flows

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash provided by (used in):
Operating activities	$(30,382)	$(23,930)
Investing activities	19,630	(5,834)
Financing activities	362	53,654
Effect of exchange rate changes on cash	(71)	80
Net change in cash, cash equivalents, and restricted cash	$(10,461)	$23,970
Operating activities
Net cash used in operating activities for the six months ended June 30, 2018 was $30.4 million compared to $23.9 million in the same period in 2017, an increase of $6.5 million period over period. The increase in net cash used in operating activities is primarily due to (i) a $3.6 million increase in recorded net loss associated with the increased research and development expenses as we continue to advance our clinical trials, (ii) a decrease of $4.5 million to accrued expenses and other liabilities, and (iii) a decrease of $1.7 million in prepaid expenses and other current assets. This was offset by changes in cash from operating activities due to an increase in accounts payable of $2.4 million, and an increase in stock-based compensation expense of $0.9 million.
Investing activities
Net cash provided by investing activities for the six months ended June 30, 2018 was $19.6 million compared to net cash used in investing activities of $5.8 million in the same period in 2017. The net cash provided by investing activities in the 2018 period was primarily due to receipts of $34.0 million from maturities of investments, offset by $13.9 million of purchases of short-term investments. The net cash used in investing activities in the 2017 period was primarily due to $32.5 million of purchases of short-term investments, offset by receipts of $27.1 million from maturities of investments.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2018 was $0.4 million compared to net cash provided by financing activities of $53.7 million in the same period in 2017. The net cash provided by financing activities in the 2018 period was due to $0.1 million from the issuance of common stock under the ESPP and $0.3 million from the exercise of employee stock options. The net cash provided by financing activities in the 2017 period was due to $50.0 million of net cash derived from the 2017 PIPE, $5.0 million received in connection with the issuance of common stock to Spark for contractual equity acquisition rights and $0.5 million from the exercise of employee stock options, offset by $1.8 million of loan principle repayments.
Commitments and Contingencies
As of June 30, 2018, there were no significant changes to our principal contractual obligations and commitments as reported in our 2017 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.
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

During the three and six months ended June 30, 2018, with the exception of revenue recognition, there were no significant changes to our critical accounting policies as reported in our 2017 Annual Report on Form 10-K.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively referred to as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, which is also referred to herein as "legacy GAAP" or the "previous guidance". Refer to Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the impact of adoption of ASU 2014-09 on our consolidated financial position, results of operations, equity and cash flows as of the adoption date and for the three and six months ended June 30, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash, cash equivalents, short-term deposits and short-term investments of $66.2 million and $96.6 million, respectively, consisting of non‑interest and interest‑bearing money market accounts, repurchase agreements, short-term investments of treasuries and government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. At June 30, 2018, we held cash and cash equivalents totaling $0.7 million in Russian banks to support our Russian subsidiary, all of which were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses in every year. Our net loss was $34.7 million for the six months ended June 30, 2018 and $65.3 million and $36.2 million for the years ended December 31, 2017 and 2016, respectively. As of June 30, 2018, we had an accumulated deficit of $247.2 million. To date, we have financed our operations primarily through our initial public offering of our common stock, a private placement of our common stock, issuances of preferred stock, debt, research grants and research collaborations. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our SVP technology, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of our product candidates, and we have not completed development of any SVP-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
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

-
add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operations as a public company; and

-
experience any delays or encounter any issues with any of the above, including, but not limited to, failed studies, complex results, safety issues or other regulatory, manufacturing or scale-up challenges.

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
We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our clinical trials of SEL‑212, SEL-403 and SELA-070, and continue research and development for our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding to continue operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our clinical trials, our other research and development programs or any future commercialization efforts.
We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements through the end of the third quarter of 2019. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical trial for SEL-212 and initial patient enrollment into a couple of Phase 3 clinical trial sites, but we will require an additional equity offering or other external sources of capital to expand enrollment in the Phase 3 trial and to conduct the planned head-to-head trial against Krystexxa. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
-    the scope, progress, results and costs of our clinical trials of SEL‑212 and SEL-403;
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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, including our clinical trial programs, or the commercialization of any product candidates, or be unable to sustain or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.
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

We have not received FDA approval for a therapeutic based on our SVP technology or for a biologic product manufactured in China and we know of only one company who has received FDA approval for a therapeutic based on a biologic sourced from China. In addition, we may use biologics other than pegsiticase with our SVP technology.

As a result, we cannot be certain that our approach, or our development of SEL-212, will lead to the development or approval of marketable products. In addition:

-	due to the unproven nature of our SVP therapeutics, they may have different efficacy and safety rates in various indications;

-
the FDA or other regulatory agencies may lack experience in evaluating the efficacy and safety of products based on SVP or a biologic sourced from China or other jurisdictions, which could result in a longer‑than‑expected regulatory review process, increase our expected development costs or delay or prevent commercialization of our product candidates; and

-
in the event of a biologics license application, or BLA, for SEL‑212 or another product and a pre‑approval inspection by the FDA of the facilities of Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio, or any other manufacturer of biologics we may use, the FDA may not approve the facility for production or may make observations that will take significant time for 3SBio or such other provider to address.

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

The regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates. Sponsors of certain clinical studies of cells containing recombinant or synthetic nucleic acid molecules, including human gene transfer studies, must comply with the National Institutes of Health’s, or NIH’s, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules and must be authorized by both an applicable Institutional Review Board, or IRB, and an Institutional Biosafety Committee, which provides oversight of recombinant DNA research.

The NIH Guidelines set forth the principles and requirements for NIH and institutional oversight of research with recombinant or synthetic nucleic acid molecules, including the standards for investigators and institutions to follow to ensure the safe handling and containment of such molecules. In April 2016, modifications to the NIH Guidelines went into effect, pursuant to which only a subset of human gene transfer protocols are subject to review by the NIH Recombinant DNA Advisory Committee, or RAC, a federal advisory committee that provides recommendations regarding research involving recombinant or synthetic nucleic acid molecules. The RAC review proceedings are public, and reports are posted publicly to the website for the NIH’s Office of Biotechnology Activities. Although compliance with the NIH Guidelines is mandatory for research conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Independent of RAC review, the NIH Guidelines also require all human gene transfer protocols subject to the NIH Guidelines to be registered with NIH, with limited exemptions. A study subject to the NIH Guidelines may not begin until an Institutional Biosafety Committee, or IBC, approves the protocol, and the IBC cannot approve the protocol until confirmation from the NIH that such registration is complete. In the event that RAC review is warranted, the protocol registration process cannot be completed until RAC review has taken place. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial. Conversely, the FDA can delay or prevent the initiation of a clinical study even if the RAC has provided a favorable review if the study is not subject to in-depth, public RAC review.

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
Our lead product candidate, SEL-212, is currently being evaluated in a Phase 2 clinical program that we initiated in October 2016 and that we expect will conclude in 2018. In May 2017, we in-licensed LMB-100, a next-generation immunotoxin that completed a Phase 1 clinical program at the Center for Cancer Research at the National Cancer Institute, or NCI, part of the National Institutes of Health, for pancreatic cancer, mesothelioma and other cancers in 2017. For this product candidate, known as SEL-403, we plan to co-administer LMB-100 with SVP-Rapamycin. In March 2018, we initiated a Phase 1 trial of SEL-403 in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy under a Cooperative Research and Development Agreement, or CRADA, at NCI. In May 2017, we commenced dosing for a Phase 1 clinical trial for SELA-070, a nicotine vaccine candidate in development for smoking cessation and relapse prevention, to assess its safety, tolerability and pharmacodynamic profile. Aside from these programs, our other product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical development is costly and inherently uncertain. For example, we have invested significant resources in our preclinical gene therapy program, which has demonstrated the potential for treatment of rare inborn errors of metabolism. Early preclinical results may not be predictive of future results, however, if our technology proves to be ineffective or unsafe as a result of, among other things, adverse side effects, pre-existing anti-drug antibodies that can neutralize the viral vector and block gene transfer, or cellular immune response to the transduced cells.
Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failed clinical trial can occur at any stage of testing. Moreover, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the clinical trial results to date from our Phase 2 trial of SEL-212 may not be predictive of future results as we continue to enroll patient cohorts receiving combination therapy for the entire treatment period. Moreover, we may not be able to complete, or may be required to deviate from, currently planned dosing levels in the Phase 2 trial, or may not be able to determine an appropriate dosing regimen for SEL-212 for the Phase 3 program, for a variety of reasons, including, but not limited to, feedback from the FDA.
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
In addition, we cannot be certain as to what type and how many clinical trials the FDA will require us to conduct before we may successfully gain approval to market SEL-212 or any of our other product candidates in the United States or other countries. Prior to approving a new therapeutic product, the FDA generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. We expect to conduct more than one Phase 3 trial for SEL-212 in the refractory gout indication in order to gain approval. However, we may not receive FDA approval for our plan to provide six doses of the combination therapy of SEL-212 for the Phase 3 trial. Additional clinical trials could cause us to incur significant development costs, delay or prevent the commercialization of SEL-212 or otherwise adversely affect our business.
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

-
the cost of clinical trials of our product candidates may be greater than we expect or we may have insufficient resources to pursue or complete certain aspects of our clinical trial programs or to do so within the timeframe we planned;

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, or if we are forced to delay or abandon certain clinical trials or other testing in order to conserve capital resources, we may:

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
We are initially developing our lead product candidate, SEL‑212, for the treatment of chronic severe gout, which affects approximately 160,000 patients in the United States. In addition, our SEL-403 product candidate, for the treatment of patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy, affects fewer than 1,550 patients in the United States. Accordingly, there is a limited number of patients who could enroll in our clinical studies.
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

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA or full new drug application, or NDA, to market the same biologic or drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.
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
Any disruption in production or inability of 3SBio in China to produce adequate quantities of pegsiticase to meet our needs, whether as a result of a natural disaster, failure to comply with regulatory requirements or other causes, could impair our ability to operate our business on a day‑to‑day basis and to continue our research and development of our future product candidates. Furthermore, since 3SBio is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any of these matters could materially and adversely affect our business and results of operations. Any issues related to the manufacturing lots or similar action regarding pegsiticase used in preclinical studies or clinical trials could delay the studies or trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply or maintain compliance with regulatory requirements by 3SBio could significantly delay our clinical development of potential products and reduce third‑party or clinical researcher interest and support of our proposed trials. These interruptions or failures could also impede commercialization of our future product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.
In addition to 3SBio, we rely, and expect to continue to rely, on other third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. Our reliance on such third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, we rely on third parties for the manufacture of our gene therapy preclinical materials. Gene therapy is a relatively new area for commercial biopharmaceutical development and there are a limited number of contract manufacturing organizations, or CMOs, with adequate facilities and expertise in this area. As a result, we may be unable to successfully manufacture our gene therapy preclinical materials through a third party or scale up the manufacture of our gene therapy product candidates for clinical testing or commercialization, if at all.
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

-
relationships that the third-party manufacturer may have with others, some of which may be our competitors, and, if it does not successfully carry out its contractual duties, does not meet expectations, experiences work stoppages, or needs to be replaced, we may need to enter into alternative arrangements, which may not be available, desirable or cost‑effective; and

-	termination or nonrenewal of agreements by third‑party manufacturers at times that are costly or inconvenient for us.
Third‑party manufacturers may not be able to comply with current Good Manufacturing Practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third‑party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. If our CMOs or 3SBio are unable to comply with cGMP regulations or if the FDA does not approve their facilities upon a pre‑approval inspection, our product candidate may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.
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

-
the federal Physician Payments Sunshine Act, which requires applicable manufacturers of certain products for which payment is available under a federal healthcare program to report annually to the government information related to certain payments or other “transfers of value” made to physicians and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members; and

-
analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third‑party payors, including private insurers; requirements to comply with federal and pharmaceutical industry compliance guidelines, and; state data privacy and price transparency laws, many of which differ from each other in significant ways and often are broader than and not preempted by HIPAA or the Sunshine Act, thus complicating compliance efforts.

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
We cannot provide any assurances that the issued patents we currently own, or any future patents, include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Further, it is possible that a patent claim may provide coverage for some but not all parts of a product candidate or third‑party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.
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
In January 2018, Dr. Cautreels announced his intention to retire effective December 31, 2018. In June 2018, Earl Sands, M.D., our Chief Medical Officer, announced his intention to retire effective January 1, 2019. Recruiting and retaining a new President and Chief Executive Officer and a new Chief Medical Officer will be critical to our success. We anticipate that we will experience a transitional period until our new Chief Executive Officer and Chief Medical Officer are hired and then fully integrated into their new roles, respectively. Any delay or failure to recruit Dr. Cautreels’ or Dr. Sands' successor may adversely affect our business and financial results. We cannot predict how long it will take to hire a new Chief Executive Officer or Chief Medical Officer and if we are not able to appoint a new Chief Executive Officer or Chief Medical Officer in a timely manner, or we are forced to operate with a transitional leadership team, our business, financial condition, and results of operations could be materially and adversely affected. Moreover, we cannot provide any assurance that the transition in leadership will not result in a disruption that adversely impacts our business and employee morale.
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
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of lead discovery and product development, regulatory affairs, clinical affairs and manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our expected future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such expected growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel in a timely manner, if at all. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage or financially support growth could delay the execution of our business plans or disrupt our operations.
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
In addition to our U.S. operations, we have operations in Russia through our wholly owned subsidiary, Selecta RUS, and may expand international operations in the future, including by conducting clinical trials of our product candidates in countries outside the United States, including Belgium. We may face risks associated with our operations in Russia, or with any international operations, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, which could harm our business. We may also rely on collaborators to commercialize any approved product candidates outside of the United States. Doing business in Russia and internationally involves a number of risks, including but not limited to:

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
The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased. The market price for our common stock may be influenced by many factors, including:

-	the success of competitive products or technologies;

-	results or progress, or changes in approach or timelines, of clinical trials of our product candidates or those of our competitors;

-	failure or discontinuation of any of our development programs;

-	commencement of, termination of, or any development related to any collaboration or licensing arrangement;

-	regulatory or legal developments in the United States and other countries;

-	development of new product candidates that may address our markets and make our product candidates less attractive;

-	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

-	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

-	announcement or market expectation of additional financing efforts;

-	developments or disputes concerning patent applications, issued patents or other proprietary rights;

-	the recruitment or departure of key personnel;

-	the level of expenses related to any of our product candidates or clinical development programs;

-	failure to meet or exceed financial estimates, projections or development timelines of the investment community or that we provide to the public;

-	the results of our efforts to discover, develop, acquire or in‑license additional product candidates or products;

-	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;

-	variations in our financial results or those of companies that are perceived to be similar to us;

-	changes in the structure of healthcare payment systems;

-	sale of common stock by us or our stockholders in the future as well as the overall trading volume of our common stock;

-	market conditions in the pharmaceutical and biotechnology sectors;

-	general economic, industry and market conditions; and

-	the other factors described in this “Risk factors” section.
Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 33.4% of our outstanding voting stock as of June 30, 2018. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of an aggregate of approximately 2.6 million shares of our common stock as of June 30, 2018 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, on June 27, 2017, we issued and sold in a private placement 3,088,791 shares of our common stock and a warrant to purchase 79,130 shares of our common stock. Pursuant to a registration rights agreement entered into with the investors in the private placement, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrant. As a result, these shares can be freely sold in the public market.
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies, clinical trial programs and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On August 8, 2018, we announced that we are actively preparing to start a head-to-head clinical trial of SEL-212 compared to the current FDA-approved uricase therapy, Krystexxa, which will be designed to have the potential to demonstrate superiority. We plan to initiate this trial in parallel with the Phase 3 program and expect to report clinical data at both the three-month and six-month time points in 2019, but we will require an additional equity offering or other external sources of capital to conduct the planned head-to-head trial against Krystexxa.
Item 6.  Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
10.1#	Amended and Restated Employment Agreement, dated June 14, 2018, between Selecta Biosciences, Inc. and Earl Sands, M.D.	8-K	001-37798	10.1	6/14/2018
10.2#	Consulting Agreement, dated May 30, 2018, between Selecta Biosciences, Inc. and Omid Farokhzad, M.D.					*
10.3#	Non-Employee Director Compensation Program					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
*    Filed herewith.
**  Furnished herewith.
#  Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: August 8, 2018	By:	/s/ Werner Cautreels, Ph.D.
Werner Cautreels, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ John Leaman, M.D.
John Leaman, M.D.
Chief Financial Officer, Head of Corporate Strategy, and Treasurer
(Principal Financial and Accounting Officer)