Form 10-Q
period 2018-09-30
SELECTA BIOSCIENCES INC
filed 2018-11-08
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 2, 2018, the registrant had 22,434,212 shares of common stock, par value $0.0001 per share, outstanding.

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
-    our ability to continue as a going concern, our future capital needs and our need to raise additional funds;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$50,485	$70,698
Short-term deposits and investments	—	25,940
Prepaid expenses and other current assets	5,083	2,042
Total current assets	55,568	98,680
Property and equipment, net	2,109	2,091
Restricted cash and other assets	2,646	329
Total assets	$60,323	$101,100
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,252	$1,606
Accrued expenses	10,218	8,580
Loan payable, current portion	21,299	—
Deferred revenue, current portion	1,863	787
Total current liabilities	34,632	10,973
Non‑current liabilities:
Deferred rent and lease incentive	67	151
Loan payable, net of current portion	—	21,042
Deferred revenue, net of current portion	13,824	15,919
Other long‑term liabilities	1,800	1,201
Total liabilities	50,323	49,286
Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 22,426,493 and 22,343,254 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	277,721	273,128
Receivable from stock option exercises	(53)	—
Accumulated deficit	(263,154)	(216,897)
Accumulated other comprehensive loss	(4,517)	(4,420)
Total stockholders’ equity	10,000	51,814
Total liabilities and stockholders’ equity	$60,323	$101,100
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Grant and collaboration revenue	$—	$27	$—	$190
Operating expenses:
Research and development	11,885	9,504	37,431	31,542
General and administrative	4,056	4,377	13,092	13,155
Total operating expenses	15,941	13,881	50,523	44,697
Loss from operations	(15,941)	(13,854)	(50,523)	(44,507)
Investment income	295	165	829	379
Loss on extinguishment of debt	—	(673)	—	(673)
Foreign currency transaction gain (loss), net	26	(30)	97	(113)
Interest expense	(384)	(268)	(1,099)	(847)
Other income (expense), net	3	(16)	11	(16)
Net loss	(16,001)	(14,676)	(50,685)	(45,777)
Other comprehensive loss:
Foreign currency translation adjustment	(42)	(1)	(113)	79
Unrealized gain on securities	1	5	16	30
Total comprehensive loss	$(16,042)	$(14,672)	$(50,782)	$(45,668)

Net loss per share:
Basic and diluted	$(0.71)	$(0.66)	$(2.27)	$(2.31)
Weighted average common shares outstanding:
Basic and diluted	22,403,954	22,082,207	22,368,574	19,803,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities
Net loss	$(50,685)	$(45,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	789	567
Amortization of premiums (accretion of discounts) on investments	(101)	200
(Gain) loss on disposal of property and equipment	(85)	16
Stock‑based compensation expense	3,924	2,872
Non‑cash interest expense	354	249
Loss on extinguishment of debt	—	673
Changes in operating assets and liabilities:
Accounts receivable	—	215
Prepaid expenses, deposits and other current assets	(2,816)	317
Accounts payable	(369)	(2,399)
Deferred revenue	810	(66)
Accrued expenses and other liabilities	1,766	3,768
Net cash used in operating activities	(46,413)	(39,365)
Cash flows from investing activities
Receipts from the maturity of short-term investments	41,655	41,115
Purchases of short-term investments	(15,598)	(48,736)
Purchases of property and equipment	(516)	(584)
Proceeds from the sale of property and equipment	105	—
Net cash provided by (used in) investing activities	25,646	(8,205)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of expenses	—	20,999
Repayments of long-term debt	—	(12,934)
Proceeds from Private Placement, net of issuance costs ($2.9 million)	—	47,120
Proceeds from issuance of common stock	—	5,000
Proceeds from exercise of stock options	421	620
Proceeds from issuance of common stock under Employee Stock Purchase Plan	196	180
Net cash provided by financing activities	617	60,985
Effect of exchange rate changes on cash	(113)	80
Net change in cash, cash equivalents, and restricted cash	(20,263)	13,495
Cash, cash equivalents, and restricted cash at beginning of period	71,027	59,048
Cash, cash equivalents, and restricted cash at end of period	$50,764	$72,543
Supplement cash flow information
Cash paid for interest	$833	$660
Noncash investing activities
Purchase of property and equipment not yet paid	$310	$8
Unrealized gain on marketable securities	$16	$31
Debt issuance costs included in accounts payable	$—	$29
Private placement offering costs in accounts payable and accrued liabilities	$—	$7

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

The accompanying financial statements have been prepared on a basis that assumes the Company is a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2018 (the "Annual Report on Form 10-K"). The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2018 and consolidated results of operations and cash flows for the nine months ended September 30, 2018. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.
Liquidity and Management's Plan
The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful development of its product candidates, raising additional capital with favorable terms, protection of proprietary technology and market acceptance of any approved future products. The successful development of product candidates requires substantial working capital which may not be available to the Company on favorable terms.

To date, the Company has financed its operations primarily through the initial public offering of its common stock, a private placement of its common stock, issuances of preferred stock, debt, research grants and research collaborations. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. All of its revenue to date has been collaboration and grant revenue. The Company has devoted substantially all of its financial resources and efforts to developing its SVP technology, identifying potential product candidates and conducting preclinical studies and its clinical trials. The Company is in the early stages of development of its product candidates, and it has not completed development of any SVP-enabled therapies.

As of September 30, 2018, the Company’s cash and cash equivalents were $50.5 million, of which $0.5 million was held by its Russian subsidiary designated solely for use in its operations. Since inception, the Company has incurred losses and negative cash flows from operating activities. As of September 30, 2018 and December 31, 2017, the Company had an accumulated deficit of $263.2 million and $216.9 million, respectively. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

Management is exploring various sources of funding such as strategic collaborations and the issuance of equity to fund its operations. If the Company raises additional funds through strategic collaborations and alliances, which may include existing collaboration partners, the Company may have to relinquish valuable rights to its technologies or product candidates, or grant licenses on terms that are not favorable to the Company. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of its existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. However, prior to beginning the Phase 3 clinical program, the Company expects to conduct the planned head-to-head Phase 2 trial against the current FDA-approved uricase therapy, Krystexxa. The Company will require an additional equity offering or other external sources of capital to conduct the planned head-to-head trial against Krystexxa. If the Company is unable to raise sufficient capital through the transactions discussed above, it intends to curtail expenses contemplated by the current operating plan, and the Company may be required to delay, limit, reduce or terminate its product development efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. Because of the uncertainty in securing additional capital, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.

All amounts due under the 2017 Term Loan (Note 9) have been classified as a current liability as of September 30, 2018 due to the considerations discussed above and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Quarterly Report on Form 10-Q.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through September 30, 2018, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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

As of September 30, 2018, the Company has restricted cash balances relating to a secured letter of credit in connection with its Headquarters Lease (as defined in Note 8). The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	September 30,
	2018	2017
Cash and cash equivalents	$50,485	$72,151
Restricted cash	—	76
Restricted cash included in other assets	279	316
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$50,764	$72,543
Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of September 30, 2018, the Company maintained approximately $0.5 million in Russian bank accounts, of which $0.5 million was held in U.S. dollars.

The Company did not have any off-balance sheet arrangements as of September 30, 2018 and December 31, 2017.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, short‑term investments, restricted cash, accounts payable, loans payable, and common stock warrants. The carrying amounts of cash equivalents, short-term investments, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At September 30, 2018, the carrying amount of the Company's loan payable approximates its estimated fair value due to the consistency between the prevailing market rates in effect for similar loans and the effective interest rate of 7.25% for the Company's loan outstanding.

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

Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2018 or the year ended December 31, 2017.
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
Impairment of Long‑Lived Assets
The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available, which is at the entity level ("asset group"). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Based on management's evaluation, the fair value of the asset group exceeds its carrying value, and for this reason the Company did not recognize an impairment loss during the three and nine months ended September 30, 2018 and 2017.
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
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$(4,404)	$(16)	$(4,420)
Other comprehensive income (loss) during the period	(113)	16	(97)
Balance at September 30, 2018	$(4,517)	$—	$(4,517)
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively referred to as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, which is also referred to herein as "legacy GAAP" or the "previous guidance". Refer to Note 12 to its consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the impact of adoption of ASU 2014-09 on the Company’s consolidated financial position, results of operations, equity and cash flows as of the adoption date and for the three and nine months ended September 30, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures.
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
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of September 30, 2018 and December 31, 2017, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU 2016-01 is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. The Company adopted ASU 2016-01 during the first quarter of 2018. Because the Company held no equity investments upon adoption, there was no impact on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-02, “Leases (Topic 842).” Subsequently, the FASB issued additional updates which clarify this guidance, including ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transitioning to Topic 842,” in January 2018, which allows an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842, and ASU 2018-11, “Leases - Targeted Improvements (Topic 842),” in July 2018, that gives entities the option to not provide comparative period financial statements and instead apply the transition requirements as of the effective date of the new standard. The Company plans to adopt the new standard using this optional method. Pursuant to the guidance under ASU 2016-02, the Company also plans to elect the optional package of practical expedients, which will allow the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The new standard also allows entities to make certain policy elections, some of which the Company also plans to elect, including: a policy to not record short-term leases on the balance sheet. The Company is currently working through lease contract scoping, design and implementation of transition related controls, and finalization of accounting elections. The Company is still assessing the impact this standard will have on its consolidated financial statements and disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230) - Classifications of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2016-15 did not have a retrospective impact to the Company's third quarter because it classified cash payments for debt prepayment and debt extinguishment costs as cash outflows for financing activities during the three and nine months ended September 30, 2017.
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
Effective January 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 specifies the types of changes to the terms or conditions of a share-

based payment award that require an entity to apply modification accounting in accordance with Topic 718. The adoption of ASU 2017-09 did not have a material impact on the Company's consolidated financial statements.
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
3. Available-for-Sale Marketable Securities
As of September 30, 2018, the Company did not have available-for-sale marketable securities. As of December 31, 2017, the Company’s available-for-sale marketable securities consisted of U.S. government and agency securities and corporate bonds.
The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of December 31, 2017 (in thousands):

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
All available-for-sale marketable securities are classified in the Company’s consolidated balance sheets as short-term deposits and investments. The Company classifies its marketable debt securities based on their contractual maturity dates. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows (in thousands):

	December 31, 2017
	Fair Value	Amortized Cost
Less than one year	$25,940	$25,956
Based on the Company’s review of these securities, the Company believed that the cost basis was recoverable, and it had no other-than-temporary impairments on these securities as of December 31, 2017. The Company did not intend to sell these debt securities and the Company believed it was not more-likely-than-not that it would be required to sell these securities before the recovery of their amortized cost basis, which may have been at maturity.
4. Net Loss Per Share
The Company has reported a net loss for the three and nine months ended September 30, 2018 and 2017, and for this reason basic and diluted net loss per share are the same for all periods presented. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(16,001)	$(14,676)	$(50,685)	$(45,777)
Denominator:
Weighted‑average common shares outstanding—basic and diluted	22,403,954	22,082,207	22,368,574	19,803,551
Net loss per share —basic and diluted	$(0.71)	$(0.66)	$(2.27)	$(2.31)

All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	September 30,
	2018	2017
Stock options to purchase common stock	3,188,169	2,419,540
Unvested restricted stock units	40,000	—
Stock warrants to purchase common stock	176,432	176,432
Total	3,404,601	2,595,972

5. Fair Value Measurements
The tables below present information about the Company’s financial assets that are measured and carried at fair value as of September 30, 2018 and December 31, 2017, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	September 30, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$10,072	$—	$—	$10,072
Total cash equivalents	$10,072	$—	$—	$10,072

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$39,478	$—	$—	$39,478
U.S. government and agency securities	—	1,000	—	1,000
Total cash equivalents	$39,478	$1,000	$—	$40,478
Short-term investments:
Corporate bonds	$13,152	$—	$—	$13,152
U.S. government and agency securities	—	12,788	—	12,788
Total short-term investments	$13,152	$12,788	$—	$25,940

At September 30, 2018, cash and cash equivalent investments were held in money market funds maturing within 90 days from the date of purchase. At December 31, 2017, cash and cash equivalent investments were held in money market funds and U.S. government and agency securities maturing within 90 days from the date of purchase.
The average maturity date for U.S. government and agency securities, included in investments at December 31, 2017, was 179 days. Fair value of U.S. government and agency securities approximated amortized value at the reporting date.
The average maturity date for corporate bonds, included in investments at December 31, 2017 was 168 days. Fair value of corporate bonds approximated amortized value at December 31, 2017.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Laboratory equipment	$5,188	$5,138
Computer equipment and software	563	480
Leasehold improvements	278	278
Furniture and fixtures	251	235
Office equipment	136	118
Construction in process	96	—
Total property and equipment	6,512	6,249
Less accumulated depreciation	(4,403)	(4,158)
Property and equipment, net	$2,109	$2,091

Depreciation expense was $0.2 million for each of the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, depreciation expense was $0.8 million and $0.6 million, respectively.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Payroll and employee related expenses	$1,873	$1,902
Current portion of deferred rent and lease incentive	105	72
Collaboration and licensing	326	1,020
Accrued patent fees	828	268
Accrued external research and development costs	5,714	3,578
Accrued professional and consulting services	516	859
Accrued grant refund	175	175
Accrued interest	97	89
Other	584	617
Accrued expenses	$10,218	$8,580
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
As of both September 30, 2018 and December 31, 2017, deferred rent and lease incentive liability totaled $0.2 million. The current portion of deferred rent and lease incentive liability is presented within accrued expenses, and was $0.1 million and less than $0.1 million at September 30, 2018 and December 31, 2017, respectively.
The Company has a month‑to‑month facility agreement for its Moscow, Russia facility. Rent expense is recognized as incurred.
Rent expense for both of the three months ended September 30, 2018 and 2017 was $0.5 million. For the nine months ended September 30, 2018 and 2017, rent expense was $1.5 million and $1.4 million, respectively.
As of September 30, 2018, the aggregate future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31,
2018 (Remainder)	$362
2019	1,482
2020	375
Total minimum lease payments	$2,219

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
As of September 30, 2018 and December 31, 2017, the outstanding principal balance under the 2017 Term Loan was $21.0 million.

Future minimum principal and interest payments on the 2017 Term Loan as of September 30, 2018 are as follows (in thousands):

2018 (Remainder)	$309
2019	4,690
2020	9,197
2021	8,705
2022	1,754
Total minimum debt payments	$24,655
Less: Amount representing interest	(2,605)
Less: Debt discount and deferred charges	(751)
Less: Current portion of loan payable	(21,299)
Loan payable, net of current portion	$—
All amounts due under the 2017 Term Loan have been classified as a current liability as of September 30, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by SVB as of the date of the filing of this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2018 and 2017, the Company recognized $0.4 million and $0.3 million, respectively, of interest expense related to the Term Loans. During the nine months ended September 30, 2018 and 2017, interest expense was $1.1 million and $0.8 million, respectively, related to the Term Loans.

10. Stockholders' Equity
2017 Shelf Registration Statement
On August 10, 2017, the Company filed a universal shelf registration statement on Form S-3 with the SEC to sell up to $200 million of equity and/or debt securities and entered into a sales agreement with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an at-the-market, or ATM, offering. The shelf registration statement was declared effective by the SEC on August 28, 2017. As of September 30, 2018, no securities have been issued from this shelf registration statement.
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
Common Stock
As of September 30, 2018, the Company has 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 22,426,493 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through September 30, 2018, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.
Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	September 30, 2018	December 31, 2017
Exercise of common warrants	176,432	176,432
Shares available for future stock incentive awards	2,665,299	1,035,043
Unvested restricted stock units	40,000	—
Outstanding common stock options	3,188,169	2,657,187
Total	6,069,900	3,868,662

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

The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. During the nine months ended September 30, 2018 and 2017, the number of shares of common stock that may be issued under the 2016 Plan was increased by 893,730 shares and 737,550 shares, respectively. As of September 30, 2018, 950,405 shares remain available for future issuance under the 2016 Plan.
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
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.82%	1.98%
Dividend yield	—	—
Expected term	6.04	5.95
Expected volatility	85.45%	84.40%
Weighted-average fair value of common stock	$12.38	$18.25

The weighted average grant date fair value of stock options granted to employees during the nine months ended September 30, 2018 and 2017 was $9.03 and $13.04, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $0.4 million and $2.0 million, respectively.
As of September 30, 2018 and December 31, 2017, total unrecognized compensation expense related to unvested employee stock options was $10.5 million and $10.2 million, respectively, which is expected to be recognized over a weighted average period of 2.5 years and 2.9 years, respectively.
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

The Company granted a stock option award covering 95,000 shares to a non-employee director during the second quarter of 2018, with a weighted average grant date fair value of $8.71. Prior to the adoption of ASU 2018-07 during the second quarter of 2018, the unvested options held by non‑employees were revalued using the Company’s estimate of fair value on each vesting and reporting date through the remaining vesting period. Subsequent to the adoption of ASU 2018-07, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees.
As of September 30, 2018 and December 31, 2017, total unrecognized compensation expense related to unvested non‑employee stock options was $0.9 million and $0.6 million, respectively.
The following table summarizes the activity under the 2008 Plan and the 2016 Plan:

			Weighted‑average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee Awards
Outstanding at December 31, 2017	2,411,237	$10.58	7.50	$4,729
Granted	619,279	$12.38
Exercised	(66,220)	$7.16
Forfeited	(113,531)	$16.50
Outstanding at September 30, 2018	2,850,765	$10.81	7.40	$14,982

Vested at September 30, 2018	1,352,423	$8.51	5.67	$10,069
Vested and expected to vest at September 30, 2018	2,660,680	$10.65	7.27	$14,394

Non‑Employee Awards
Outstanding at December 31, 2017	245,950	$4.32	5.10	$1,351
Granted	95,000	$12.02
Exercised	—	$—
Forfeited	(3,546)	$0.39
Outstanding at September 30, 2018	337,404	$6.53	5.90	$3,044

Vested at September 30, 2018	218,374	$4.08	4.09	$2,504
Vested and expected to vest at September 30, 2018	337,404	$6.53	5.90	$3,044
Restricted Stock Units
During the second quarter of 2018, the Company awarded 40,000 restricted stock units under the 2016 Plan to certain employees subject to the achievement of performance conditions ("performance-based restricted stock units"). These restricted stock units will vest in a single installment on the date the performance condition is achieved, on or prior to December 31, 2018. If the performance condition is not satisfied on or prior to December 31, 2018, the restricted stock units will be forfeited for no consideration.
The restricted stock units granted during the second quarter of 2018 had a weighted average fair value of $12.75 per share based on the closing price of the Company’s common stock on the date of grant. These restricted stock units were valued at approximately $0.5 million on their grant date.
During the third quarter of 2018, the Company determined that it was not probable the performance criteria would be achieved on or prior to December 31, 2018. For this reason, the Company reversed less than $0.1 million of previously-recognized stock-based compensation expense in the third quarter of 2018.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Unvested at December 31, 2017	—	$—
Granted	40,000	12.75
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2018	40,000	$12.75
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
At inception of the ESPP, a total of 173,076 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the nine months ended September 30, 2018 and 2017, the number of shares of common stock that may be issued under the ESPP was increased by 223,432 shares and 184,387 shares, respectively. During the three months ended September 30, 2018, the Company issued 18,152 shares of common stock under the ESPP. During the nine months ended September 30, 2018, the Company issued 24,738 shares of common stock under the ESPP. As of September 30, 2018, 539,894 shares remain available for future issuance under the ESPP.
For each of the three months ended September 30, 2018 and 2017, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP. For each of the nine months ended September 30, 2018 and 2017, the Company recognized $0.1 million of stock-based compensation expense under the ESPP.
Employment Inducement Incentive Award Plan
The Company’s 2018 Employment Inducement Incentive Award Plan (the “Inducement Incentive Award Plan”), which was adopted by the Board on September 25, 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"), provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock or cash based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Incentive Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or an employee who is being rehired following a bona fide period of non-employment by the Company, as a material inducement to the employee’s entering into employment with the Company. The Company reserved 1,175,000 shares of its common stock for issuance under the Inducement Incentive Award Plan. Pursuant to an employment agreement entered into with Carsten Brunn, Ph.D., upon Dr. Brunn's commencing employment as the Company’s President and Chief Executive Officer on or about December 1, 2018, the Company expects to issue Dr. Brunn equity awards from the Inducement Incentive Award Plan consisting of an option to purchase 1,000,000 shares of common stock and 175,000 restricted stock units. As of September 30, 2018, there are 1,175,000 shares available for future grant under the Inducement Incentive Award Plan.

The Company recorded stock-based compensation expense related to stock option awards, restricted stock units and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$709	$532	$1,842	$1,271
General and administrative	776	782	2,082	1,601
Total stock-based compensation expense	$1,485	$1,314	$3,924	$2,872

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
In determining the transaction price, the Company considered the future development milestones, regulatory milestones, commercial milestones, sales milestone, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Spark, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property granted to Spark and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of the adoption date and as of September 30, 2018, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
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
During the three and nine months ended September 30, 2018, there were no deliveries and thus no revenue was recognized. The Company recognized revenues of less than $0.1 million related to the Spark License Agreement during each of the three and nine months ended September 30, 2017.
As of September 30, 2018, there was a contract liability of $14.7 million representing deferred revenue associated with this agreement. A total of $1.0 million is presented as current and $13.7 million is presented as noncurrent in the accompanying consolidated balance sheet. As of December 31, 2017, there was $14.7 million of deferred revenue related to this agreement. A total of $0.8 million was presented as current and $13.9 million was presented as noncurrent in the accompanying consolidated balance sheet.
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

Skolkovo Foundation
The Company receives grant funding from the Russia-based Development Fund of New Technologies Development and Commercialization Center ("Skolkovo"). On November 28, 2014, the Company executed a grant awarded by Skolkovo for the development of a therapeutic vaccine using nanoparticles to treat chronic infection caused by human papillomavirus (HPV) and diseases associated with this infection. The grant covered the period from August 1, 2014 through July 21, 2017. The grant provided for up to $2.7 million that covers 48.5% of the estimated total cost of the research plan with the remaining 51.5% of estimated costs to be contributed by the Company. From grant inception through September 30, 2018, the Company received $2.0 million from Skolkovo.
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

During the nine months ended September 30, 2018, the Company made a decision to cease work relating to the Skolkovo grant. As a result, Skolkovo performed a formal review of project expenses incurred by the Company. Skolkovo concluded that the Company should (i) return unused grant funds to Skolkovo in the amount of less than $0.1 million and (ii) reimburse $0.1 million of costs deemed to have been overspent relative to the cost share requirement stipulated in the grant.

As of September 30, 2018, a contract liability of $0.1 million remains on the balance sheet and will not be recognized as revenue until the expiration of the three-year audit period, or sooner, if resolution is reached with Skolkovo or there is a change in the estimate.

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

During the third quarter of 2018, the Company drew down $0.9 million of grant funds from NIDA. The Company believes it has provided satisfactory responses to NIDA and is awaiting supervisory review and approval. As of September 30, 2018, the Company had not yet received NIDA approval. For this reason, the funds received have been recorded as deferred revenue. The Company will recognize this revenue once NIDA confirms approval. The Company expects approval during the fourth quarter of 2018, and for this reason is presenting deferred revenue as current.

Impact of New Revenue Guidance on Financial Statement Line Items
The following table compares the reported condensed consolidated balance sheet and statement of operations, as of and for the nine months ended September 30, 2018, to the pro-forma amounts had the previous guidance been in effect (in thousands):

	As of September 30, 2018
Consolidated Balance Sheet	As reported	Pro forma as if the previous accounting was in effect
Assets
Cash, cash equivalents, and restricted cash	$50,485	$50,485
Prepaid expenses and other current assets	5,083	4,852
Total current assets	55,568	55,337
Property and equipment, net	2,109	2,109
Restricted cash and other assets	2,646	279
Total assets	$60,323	$57,725
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,252	$1,252
Accrued expenses	10,218	10,218
Loan payable, current portion	21,299	21,299
Deferred revenue, current portion	1,863	1,863
Total current liabilities	34,632	34,632
Non‑current liabilities:
Deferred rent and lease incentive	67	67
Deferred revenue, net of current portion	13,824	15,654
Other long‑term liabilities	1,800	1,800
Total liabilities	50,323	52,153
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	277,721	277,721
Receivable from stock option exercises	(53)	(53)
Accumulated deficit	(263,154)	(267,582)
Accumulated other comprehensive loss	(4,517)	(4,517)
Total stockholders’ equity	10,000	5,572
Total liabilities and stockholders’ equity	$60,323	$57,725
Total reported assets were $2.6 million more than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of September 30, 2018. The higher reported assets were a result of the recognition of other assets of $2.6 million relating to incremental costs of obtaining the contract with Spark.

Total reported liabilities were $1.8 million less than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of September 30, 2018. The lower reported liabilities were due to reductions recognized to deferred revenue balances, as follows: less than $0.1 million relating to Spark, and $1.8 million related to Skolkovo.

There was no difference in the amounts reported in the statement of operations under ASC 606 during the three and nine months ended September 30, 2018, and the pro-forma statement of operations, which assumes the previous guidance remained in effect as of September 30, 2018.

Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.6 million. The Company expects to recognize revenue on approximately 8.9% of the remaining performance obligations over the next 12 months.

Contract Balances from Contracts with Customers
The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2018 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period
Nine Months Ended September 30, 2018
Contract liabilities:
Deferred revenue	$14,876	$903	$(92)	$15,687
Other liabilities (i)	2,231	—	(105)	2,126
Total contract liabilities	$17,107	$903	$(197)	$17,813
(i) As of September 30, 2018, the current portion of other liabilities in the amount of $0.3 million is presented in the accrued expenses line of the consolidated balance sheet. The noncurrent portion of other liabilities in the amount of $1.8 million is presented in the other long-term liabilities line of the consolidated balance sheet.

During the nine months ended September 30, 2018, the Company did not recognize revenues as a result of changes in the contract asset and the contract liability balances.

Deferred revenue

During the third quarter of 2018, the Company drew down $0.9 million of grant funds from NIDA. As of September 30, 2018, the Company had not yet received NIDA approval. For this reason, the funds received have been recorded as deferred revenue. The Company will recognize this revenue once NIDA confirms approval. The Company expects approval during the fourth quarter of 2018.

During the nine months ended September 30, 2018, the Company made a decision to cease work relating to the Skolkovo grant. As a result, Skolkovo performed a formal review of project expenses incurred by the Company. Skolkovo concluded that the Company should return unused grant funds to Skolkovo, which resulted in a reduction to deferred revenue of less than $0.1 million.

Other liabilities

In connection with its cost reimbursement arrangement with Spark, the Company received reimbursement invoices during the nine months ended September 30, 2018 amounting to approximately $0.1 million, which reduced the other liability balance to $2.1 million as of September 30, 2018.

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
The Company incurred expenses for consulting services provided by its founders totaling $0.1 million during each of the three months ended September 30, 2018 and 2017, and $0.3 million and $0.2 million during the nine months ended September 30, 2018 and 2017, respectively.
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
As of December 31, 2017, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the nine months ended September 30, 2018.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement with Shenyang Sunshine Pharmaceutical Co., Ltd. (“3SBio”), which is referred to as the 3SBio License. Pursuant to the 3SBio License, which was amended and restated in May 2017, the Company was granted an exclusive license to certain pegadricase (formerly pegsiticase)‑related patents and related “know‑how” owned or in‑licensed by 3SBio for the worldwide (except for Greater China and Japan) development and commercialization of products based thereupon for human therapeutic, diagnostic and prophylactic use. Pegadricase is the new United States Adopted Name (USAN) for pegsiticase. The Company was also granted a worldwide (except for Greater China) exclusive license to develop, commercialize and manufacture or have manufactured products combining the Company’s proprietary SVP technology with pegadricase or related compounds supplied by 3SBio (or otherwise supplied if the Company’s rights to manufacture are in effect) for human therapeutic, diagnostic and prophylactic use. The Company was also granted a co‑exclusive license to manufacture and have manufactured pegadricase and related compounds for preclinical and clinical use or, if the 3SBio License is terminated for 3SBio’s material breach, for any use under the 3SBio License. Otherwise, the Company is obligated to obtain all of its supply of such compounds for Phase 3 clinical trials and commercial use from 3SBio under the terms of supply agreements to be negotiated.
Pursuant to the 3SBio License, the Company is required to use commercially reasonable efforts to develop and commercialize a product containing pegadricase or a related compound. If the Company does not commercialize any such product in a particular country in Asia, Africa or South America within 48 months after approval of any such product in the United States or a major European country, then 3SBio will have the right to do so, but only until the Company commercializes a product combining the Company’s SVP technology with any such compound in such country. The Company has paid to 3SBio an aggregate of $1.0 million in upfront and milestone‑based payments under the 3SBio License. An additional liability totaling $2.0 million for milestone payments was expensed in 2016 and was included within accounts payable on the balance sheet as of December 31, 2016. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing the Company’s SVP technology, and up to an aggregate of $41.5 million for products without the Company’s SVP technology. The Company is also required to pay 3SBio tiered royalties on annual worldwide net sales (on a country‑by‑country and product‑by‑product basis) related to the pegadricase component of products at percentages ranging from the low‑to‑mid single digits for products containing the Company’s SVP technology, and a range of no more than ten percent points from the mid‑single digits to low double‑digits for products without the Company’s SVP technology. The Company will pay these royalties to 3SBio, subject to specified reductions, on a country‑by‑country and product‑by‑product basis until the later of

(i) the date that all of the patent rights for that product have expired in that country, or (ii) a specified number of years from the first commercial sale of such product in such country.
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
Through September 30, 2018, the Company paid a total of $0.4 million in license fees due under the MEE License. No license fees are accrued under the MEE License as of September 30, 2018.
15. Income Taxes
The Company provides for income taxes under ASC 740, Income Taxes ("ASC 740"). Under ASC 740, the Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. For the three and nine months ended September 30, 2018 and 2017, the Company did not record a current or deferred income tax expense or benefit.

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
The Company applies ASC 740 to uncertain tax positions. As of the adoption date of January 1, 2010 and through September 30, 2018, the Company had no unrecognized tax benefits or related interest and penalties accrued.
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
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations and comprehensive loss. As of September 30, 2018, the Company had no accrued interest related to uncertain tax positions.
The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities is open for tax years since inception. The Company files income tax returns in the United States and Massachusetts. There are currently no federal, state or foreign audits in progress.
16. Defined Contribution Plan
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended September 30, 2018 and 2017, respectively, and $0.2 million during each of the nine months ended September 30, 2018 and 2017.
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
Our proprietary tolerogenic SVP technology, SVP-Rapamycin, encapsulates an immunomodulator in biodegradable nanoparticles to mitigate the formation of anti-drug antibodies, or ADAs, and induce antigen-specific immune tolerance to life-sustaining biologic drugs. We believe our SVP-Rapamycin has potential to enhance the efficacy and safety of existing approved biologic drugs, improve product candidates under development and enable novel therapies. Our lead product candidate, SEL-212, is a combination of a therapeutic uricase enzyme and our SVP technology that is designed to be the first biologic treatment that durably controls uric acid while also dissolving harmful deposits of uric acid in patients with chronic severe gout, a debilitating rare disease with an unmet medical need. We have submitted to the FDA two investigational new drug, or IND, applications for SEL-212, both of which are active. Each IND lists us as the named sponsor and is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy. SEL-212 is currently in a Phase 2 clinical program in multiple clinical sites in the United States. Based on our Phase 1/2 clinical data, we believe that SEL-212 has the potential to control serum uric acid levels and mitigate the formation of ADAs in response to the therapeutic enzyme. We are planning to conduct a head-to-head clinical trial of SEL-212 compared to the current FDA-approved uricase therapy, Krystexxa.
SEL-212 is designed as a monthly treatment for chronic severe gout consisting of SVP-Rapamycin co-administered with pegadricase, our proprietary pegylated uricase. Our preclinical data indicate that SVP-Rapamycin, when co-administered with pegadricase, may induce antigen-specific immune tolerance to pegadricase and substantially reduce the formation of associated ADAs. Our Phase 1 data shows that SVP-Rapamycin mitigated the formation of ADAs against pegadricase after a single dose of SEL-212. We believe that SEL-212 has the potential to offer a uniquely effective treatment for patients with chronic severe gout, while also demonstrating the clinical effectiveness of our SVP technology. We expect our clinical and marketing strategy for SEL-212 to initially focus on the estimated 160,000 patients in the United States with chronic severe gout that are being treated by rheumatologists.
In addition to SEL-212, we have two other product candidates in clinical development: SEL-403 and SELA-070. We are developing SEL-403, which is a combination of LMB-100 and SVP-Rapamycin, for the treatment of mesothelioma and pancreatic cancer. In May 2017, we in-licensed LMB-100 from the Center for Cancer Research at the National Cancer Institute, or NCI, part of the National Institutes of Health. In March 2018, we initiated a Phase 1 trial of SEL-403 in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy under a Cooperative Research and Development Agreement, or CRADA, at NCI. A patient in the Phase 1 trial experienced a Grade 5 Serious Adverse Event (patient death) related to pneumonitis, which was deemed by the trial investigator to be probably related to SVP-Rapamycin and possibly related to the patient’s pleural mesothelioma condition. We are working with the NCI investigators to fully understand the data from the trial in order to define the future development of SEL-403 in mesothelioma, pancreatic cancer and other oncology indications.
We are also developing SELA-070, a nicotine vaccine product candidate for smoking cessation and relapse prevention. In May 2017, we commenced dosing of SELA-070 in a Phase 1 clinical trial assessing safety, tolerability and pharmacodynamic profile.
We are also developing two gene therapy product candidates in preclinical development for rare inborn errors of metabolism. SEL-302, our lead gene therapy product candidate, is a potential treatment for methylmalonic acidemia, which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. Our second gene therapy product candidate, SEL-313, is intended to treat ornithine transcarbamylase deficiency. We are also exploring a new collaboration with CureCN, a European consortium, for the use of our SVP-Rapamycin technology in combination with an AAV gene therapy in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. Preclinical toxicology studies will need to be completed and then the combination product candidate is projected to enter the clinic in the second half of 2019 with the goal of potentially re-dosing gene therapy.
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
Since inception, we have incurred significant operating losses. We incurred net losses of $50.7 million and $45.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $263.2 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
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
The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. However, prior to beginning the Phase 3 clinical program, we expect to conduct the planned head-to-head Phase 2 trial against Krystexxa. We will require an additional equity offering or other external sources of capital to conduct the planned head-to-head trial against Krystexxa. If we are unable to raise sufficient capital through the transactions discussed above, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. For additional information, see “Liquidity and Capital Resources.”
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
We have incurred a total of $187.8 million in research and development expenses from inception through September 30, 2018, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses (key projects and initiatives):
SEL-212	$5,742	$4,162	$17,634	$13,491
SELA-070	661	471	1,760	1,004
Discovery and preclinical stage product candidate programs, collectively	919	1,919	2,109	4,041
Other internal research and development expenses	4,563	2,952	15,928	13,006
Total research and development expenses	$11,885	$9,504	$37,431	$31,542

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
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $0.7 million for the three and nine months ended September 30, 2017. The loss on extinguishment of debt consists of a final payment fee, a loan prepayment fee, the write-off of unamortized debt issuance costs, unamortized warrant valuation discount and miscellaneous costs incurred as a result of our repayment of the 2015 Term Loan totaling $10.0 million.
Interest expense
Interest expense consists of interest expense on amounts borrowed under our credit facilities.
Other income (expense)
Other income (expense) was de minimis for the three and nine months ended September 30, 2018 and 2017.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. At September 30, 2018 and December 31, 2017, we maintained cash of $0.5 million and $1.3 million, respectively, in Russian banks, of which $0.5 million and $1.2 million was denominated in U.S. dollars for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue
The following is a comparison of revenue for the three months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2018	2017	(decrease)
Grant revenue	$—	$4	$(4)	(100)%
Collaboration revenue	—	23	(23)	—%
Total revenue	$—	$27	$(27)	(100)%

During the three months ended September 30, 2018, we recognized no revenues as compared to an insignificant amount during the same period in 2017. The decrease in grant revenue was the result of the conclusion of the grant terms associated with certain of our other grant revenues. Unlike during the three months ended September 30, 2017, we recognized no collaboration revenue from Spark during the three months ended September 30, 2018.
Research and development
The following is a comparison of research and development expenses for the three months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2018	2017	(decrease)
Research and development	$11,885	$9,504	$2,381	25%

During the three months ended September 30, 2018, our research and development expenses increased by $2.4 million, or 25%, as compared to the same period in 2017, reflecting increases of $1.6 million relating to our Phase 2 trial of SEL-212 and planning for the SEL-212 Phase 3 program, $0.2 million of compensation costs related to headcount growth to support the clinical trial programs and pipeline advancements, $0.3 million for license payments and $0.2 million of stock compensation expense.
General and administrative
The following is a comparison of general and administrative expenses for the three months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2018	2017	(decrease)
General and administrative	$4,056	$4,377	$(321)	(7)%

During the three months ended September 30, 2018, our general and administrative expenses decreased by $0.3 million, or 7%, as compared to the same period in 2017, primarily due to decreases of $0.4 million in employee salaries and benefits and $0.1 million in patent costs, offset by an increase of $0.2 million in contract license fees associated with collaborations.
Investment income
Investment income increased by $0.1 million during the three months ended September 30, 2018 as compared to the same period in 2017. This increase was due to the investment portfolio composition and higher yield earned on the investments.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $0.7 million during the three months ended September 30, 2017. There was no extinguishment of debt during the three months ended September 30, 2018. The loss on extinguishment of debt consists of a final payment fee, a loan prepayment fee, the write-off of unamortized debt issuance costs, unamortized warrant valuation discount and miscellaneous costs incurred as a result of our repayment of the 2015 Term Loan totaling $10.0 million.
Foreign currency transaction gain (loss)
We recognized foreign currency gains of less than $0.1 million and losses of less than $0.1 million during the three months ended September 30, 2018 and 2017, respectively, reflecting little fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.4 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
Other income (expense) was de minimis for the three months ended September 30, 2018 and 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue

The following is a comparison of revenue for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2018	2017	(decrease)
Grant revenue	$—	$152	$(152)	(100)%
Collaboration revenue	—	38	(38)	(100)%
Total revenue	$—	$190	$(190)	(100)%
During the nine months ended September 30, 2018, total revenue decreased by $0.2 million, or 100%, as compared to the same period in 2017. The decrease in grant revenue was the result of the conclusion of the grant terms associated with certain of our other grant revenues. Unlike during the nine months ended September 30, 2017, we recognized no collaboration revenue from Spark during the nine months ended September 30, 2018.
Research and development
The following is a comparison of research and development expenses for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2018	2017	(decrease)
Research and development	$37,431	$31,542	$5,889	19%

During the nine months ended September 30, 2018, our research and development expenses increased by $5.9 million, or 19%, as compared to the same period in 2017, reflecting increases of $4.1 million relating to our Phase 2 trial of SEL-212 and planning for the SEL-212 Phase 3 program, $1.0 million of compensation costs related to headcount growth to support the clinical trial programs and pipeline advancements, $0.6 million of stock compensation expense and $0.4 million related to consulting services, offset by a decrease in license payments of $0.2 million.
General and administrative
The following is a comparison of general and administrative expenses for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2018	2017	(decrease)
General and administrative	$13,092	$13,155	$(63)	—%

During the nine months ended September 30, 2018, our general and administrative expenses decreased by $0.1 million, or 0%, as compared to the same period in 2017. Decreases of $0.7 million in patent costs and $0.1 million in contract license fees associated with collaborations were offset by increases of $0.5 million in stock compensation expense and $0.2 million in consulting fees.
Investment income
Investment income increased by $0.5 million during the nine months ended September 30, 2018 as compared to the same period in 2017. This increase was due to the investment portfolio composition and higher yield earned on the investments.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $0.7 million during the nine months ended September 30, 2017. There was no extinguishment of debt during the nine months ended September 30, 2018. The loss on extinguishment of debt consists of a final payment fee, a loan prepayment fee, the write-off of unamortized debt issuance costs, unamortized warrant valuation discount and miscellaneous costs incurred as a result of our repayment of the 2015 Term Loan totaling $10.0 million.
Foreign currency transaction gain (loss)
We recognized foreign currency gains of $0.1 million during the nine months ended September 30, 2018, compared to a loss of $0.1 million during the nine months ended September 30, 2017, respectively, reflecting the fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $1.1 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.

Other income (expense)
Other income (expense) was de minimis for the nine months ended September 30, 2018 and 2017.
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
From our inception through September 30, 2018, we have raised an aggregate of $310.8 million to fund our operations, of which $118.5 million was from the sale of preferred stock, $11.1 million was from government grants, $25.3 million was from borrowings under our credit facility, $44.3 million was through our collaborations and license agreements, $64.5 million in combined net proceeds was raised from our initial public offering in June 2016 and the underwriters' exercise in part of their option to purchase additional shares of our common stock in July 2016, and $47.1 million in combined net proceeds was raised from our private placement of common stock in June 2017, or the 2017 PIPE.
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
As of September 30, 2018, our cash and cash equivalents were $50.5 million, of which $0.5 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
In addition to our existing cash equivalents, we receive research and development funding pursuant to our research grants and collaboration agreements. Currently, funding from research grants and payments under our collaboration agreements represent our only source of committed external funds.
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
As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $263.2 million and $216.9 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.
We are exploring various sources of funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. However, prior to beginning the Phase 3 clinical program, we expect to conduct the planned head-to-head Phase 2 trial against the current FDA-approved uricase therapy, Krystexxa. We will require an additional equity offering or other external sources of capital to conduct the planned head-to-head trial against Krystexxa. If we are unable to raise sufficient capital through the transactions discussed above, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
Our future capital requirements will depend on many factors, including:
-    the scope, progress, results and costs of our clinical trials of SEL-212 and SEL-403;

-	the number of product candidates that we pursue;

-	our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;

-	the cost of manufacturing clinical supplies of our product candidates;

-	our headcount growth and associated costs;

-	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
-    the costs, timing and outcome of regulatory review of our product candidates;

-	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

-	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

-	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

-	the effect of competing technological and market developments; and

-	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

Summary of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash provided by (used in):
Operating activities	$(46,413)	$(39,365)
Investing activities	25,646	(8,205)
Financing activities	617	60,985
Effect of exchange rate changes on cash	(113)	80
Net change in cash, cash equivalents, and restricted cash	$(20,263)	$13,495
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2018 was $46.4 million compared to $39.4 million in the same period in 2017, an increase of $7.0 million period over period. The increase in net cash used in operating activities is primarily due to (i) a $4.9 million increase in recorded net loss associated with the increased research and development expenses as we continue to advance our clinical trials, (ii) a decrease of $2.0 million to accrued expenses and other liabilities, and (iii) a decrease of $3.1 million in prepaid expenses and other current assets. This was offset by changes in cash from operating activities due to an increase in accounts payable of $2.0 million, and an increase in stock-based compensation expense of $1.1 million.
Investing activities
Net cash provided by investing activities for the nine months ended September 30, 2018 was $25.6 million compared to net cash used in investing activities of $8.2 million in the same period in 2017. The net cash provided by investing activities in the 2018 period was primarily due to receipts of $41.7 million from maturities of short-term investments, offset by $15.6 million of purchases of short-term investments. The net cash used in investing activities in the 2017 period was primarily due to $48.7 million of purchases of short-term investments, offset by receipts of $41.1 million from maturities of short-term investments.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2018 was $0.6 million compared to net cash provided by financing activities of $61.0 million in the same period in 2017. The net cash provided by financing activities in the 2018 period was due to $0.2 million from the issuance of common stock under the ESPP and $0.4 million from the exercise of employee stock options. The net cash provided by financing activities in the 2017 period was due to $47.1 million of net cash derived from the 2017 PIPE, $21.0 million from the issuance of the 2017 Term Loan, $5.0 million received in connection with the issuance of common stock to Spark for contractual equity acquisition rights, $0.6 million from the exercise of employee stock options and $0.2 million from the issuance of common stock under the ESPP, offset by $12.9 million of loan principle repayments.
Commitments and Contingencies
As of September 30, 2018, there were no significant changes to our principal contractual obligations and commitments as reported in our 2017 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.
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

During the three and nine months ended September 30, 2018, with the exception of revenue recognition, there were no significant changes to our critical accounting policies as reported in our 2017 Annual Report on Form 10-K.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively referred to as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, which is also referred to herein as "legacy GAAP" or the "previous guidance". Refer to Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the impact of adoption of ASU 2014-09 on our consolidated financial position, results of operations, equity and cash flows as of the adoption date and for the three and nine months ended September 30, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2018, we had cash and cash equivalents of $50.5 million consisting of interest-bearing money market accounts. As of December 31, 2017, we had cash, cash equivalents and short-term investments of $96.6 million consisting of non‑interest and interest‑bearing money market accounts and short-term investments of corporate bonds and U.S. government and agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. At September 30, 2018, we held cash and cash equivalents totaling $0.5 million in Russian banks to support our Russian subsidiary, all of which were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses in every year. Our net loss was $50.7 million during the nine months ended September 30, 2018 and $65.3 million and $36.2 million for the years ended December 31, 2017 and 2016, respectively. As of September 30, 2018, we had an accumulated deficit of $263.2 million. To date, we have financed our operations primarily through our initial public offering of our common stock, a private placement of our common stock, issuances of preferred stock, debt, research grants and research collaborations. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our SVP technology, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of our product candidates, and we have not completed development of any SVP-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our clinical trials of SEL‑212 and SEL-403, and continue research and development for our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding to continue operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our clinical trials, our other research and development programs or any future commercialization efforts.
The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. However, prior to beginning the Phase 3 clinical program, we expect to conduct the planned head-to-head Phase 2 trial against Krystexxa. We will require an additional equity offering or other external sources of capital to conduct the planned head-to-head trial against Krystexxa. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
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
Our recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern.
As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $263.2 million and $216.9 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of filing this Quarterly Report on Form 10-Q.
We are exploring various sources of funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. However, prior to beginning the Phase 3 clinical program, we expect to conduct the planned head-to-head Phase 2 trial against Krystexxa. We will require an additional equity offering or other external sources of capital to conduct the planned head-to-head trial against Krystexxa. If we are unable to raise sufficient capital through the transactions discussed above, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the company.
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
All of our product candidates are derived from our SVP technology, which is an unproven approach to inducing antigen‑specific tolerance or stimulating the immune system. We are primarily using our SVP technology to improve and enable biologics that treat rare and serious diseases, with an initial focus on developing SEL‑212 for the treatment of chronic severe gout. We are also leveraging our SVP platform to pursue programs in additional therapeutic areas such as oncology and gene therapy. For instance, in May 2017 we licensed LMB-100, a potent anti-bacterial toxin, and in March 2018 initiated a Phase 1 trial of our product candidate SEL-403 to evaluate LMB-100 in combination with our SVP technology in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy. A patient in the Phase 1 trial experienced a Grade 5 Serious Adverse Event (patient death) related to pneumonitis, which was deemed by the trial investigator to be probably related to SVP-Rapamycin and possibly related to the patient’s pleural mesothelioma condition. We are working with the NCI investigators to fully understand the data from the trial in order to define the future development of SEL-403 in mesothelioma, pancreatic cancer and other oncology indications. In addition, we are developing two gene therapy product candidates for rare inborn errors of metabolism. Our lead gene therapy program is a potential treatment for methylmalonic acidemia. This product candidate is known as SEL-302. Our second gene therapy product candidate, or SEL-313, is intended to treat ornithine transcarbamylase deficiency. We are also exploring a new collaboration with CureCN, a European consortium, for the use of our SVP-Rapamycin technology in combination with an AAV gene therapy in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. Preclinical toxicology studies will need to be completed and then the combination product candidate is projected to enter the clinic in the second half of 2019 with the goal of potentially re-dosing gene therapy.
We are at an early stage of development and our technology has not yet led to, and may never lead to, approvable or marketable drugs. We may have problems identifying new product candidates and applying our technologies to these other areas. Even if we are successful in identifying new product candidates, they may not be suitable for clinical development, including as a result of harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:

-	completion of preclinical studies and clinical trials with positive results;

-	receipt of marketing approvals from applicable regulatory authorities;

-	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

-	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities, or establishing such capabilities ourselves;

-	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

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

We have not received FDA approval for a therapeutic based on our SVP technology or for a biologic product manufactured in China and we know of only one company who has received FDA approval for a therapeutic based on a biologic sourced from China. In addition, we may use biologics other than pegadricase (formerly pegsiticase) with our SVP technology.

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
Our lead product candidate, SEL-212, is currently being evaluated in a Phase 2 clinical program that we initiated in October 2016 and that we expect will conclude in 2018. We are preparing for the start of a pivotal Phase 3 program for SEL-212. We are also actively preparing to start a head-to-head clinical trial of SEL-212 compared to the current FDA-approved uricase therapy, Krystexxa, and plan to initiate this trial prior to beginning the Phase 3 program. In May 2017, we in-licensed LMB-100, a next-generation immunotoxin that completed a Phase 1 clinical program at the Center for Cancer Research at the National Cancer Institute, or NCI, part of the National Institutes of Health, for pancreatic cancer, mesothelioma and other cancers in 2017. For this product candidate, known as SEL-403, we plan to co-administer LMB-100 with SVP-Rapamycin. In March 2018, we initiated a Phase 1 trial of SEL-403 in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy under a Cooperative Research and Development Agreement, or CRADA, at NCI. A patient in the Phase 1 trial experienced a Grade 5 Serious Adverse Event (patient death) related to pneumonitis, which was deemed by the trial investigator to be probably related to SVP-Rapamycin and possibly related to the patient’s pleural mesothelioma condition. We are working with the NCI investigators to fully understand the data from the trial in order to define the future development of SEL-403 in mesothelioma, pancreatic cancer and other oncology indications. In May 2017, we commenced dosing for a Phase 1 clinical trial for SELA-070, a nicotine vaccine candidate in development for smoking cessation and relapse prevention, to assess its safety, tolerability and pharmacodynamic profile. Aside from these programs, our other product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical development is costly and inherently uncertain. For example, we have invested significant resources in our preclinical gene therapy program, which has demonstrated the potential for treatment of rare inborn errors of metabolism. Early preclinical results may not be predictive of future results, however, if our technology proves to be ineffective or unsafe as a result of, among other things, adverse side effects, pre-existing anti-drug antibodies that can neutralize the viral vector and block gene transfer, or cellular immune response to the transduced cells.
Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failed clinical trial can occur at any stage of testing. Moreover, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the clinical trial results to date from our Phase 2 trial of SEL-212 may not be predictive of future results as we complete dosing of patient cohorts receiving combination therapy for the entire treatment period. Moreover, we may not be able to complete, or may be required to deviate from, currently planned dosing levels in the Phase 2 trial, or may not be able to determine an appropriate dosing regimen for SEL-212 for the Phase 3 program, for a variety of reasons, including, but not limited to, feedback from the FDA.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical development or early-stage clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. Serious adverse events, or SAEs, caused by, or other unexpected properties of, any product candidates that we may choose to develop could cause us, an institutional review board or regulatory authority to interrupt, delay or halt clinical trials of one or more of such product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable non-U.S regulatory authorities. If any product candidate that we may choose to develop is associated with SAEs or other unexpected properties, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which those undesirable characteristics would be expected to be less prevalent, less severe or more tolerable from a risk-benefit perspective. For example, multiple SAEs have occurred in connection with the SEL-212 Phase 1/2 clinical program and the SEL-403 Phase 1 clinical trial, including a Grade 5 SAE (patient death) in the SEL-403 Phase 1 clinical trial that was deemed by the trial investigator to be probably related to SVP-Rapamycin, and additional SAEs or similar events could occur during the course of our development of SEL-212, SEL-403 or our other product candidates, which could be materially adverse to the success of these programs and delay or prevent our ability to obtain FDA approval. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory authority approval. If we fail to produce positive results in our clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be negatively impacted.
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
We may conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations or the complexity of regulatory burdens may otherwise adversely impact us.
Opening trial sites outside the United States may involve additional regulatory, administrative and financial burdens, including compliance with foreign and local requirements relating to regulatory submission and clinical trial practices. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices, including review and approval by an independent ethics committee and informed consent from trial patients. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside the United States must be representative of the population for which we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Nonetheless, there can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our development of any applicable product candidates.
In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

-	foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;

-
increased costs and heightened supply constraints associated with the acquisition of standard of care drugs and/or combination or comparator agents for which we may bear responsibility in certain jurisdictions;

-	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;

-	foreign exchange fluctuations;

-	more burdensome manufacturing, customs, shipment and storage requirements;

-	cultural differences in medical practice and clinical research;

-	lack of consistency in standard of care from country to country;

-	diminished protection of intellectual property in some countries; and

-	changes in country or regional regulatory requirements.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Further, therapies such as those we are developing involve unique side effects that could be exacerbated compared to side effects from other types of therapies with singular components. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. For example, a patient in the Phase 1 trial of SEL-403 experienced a Grade 5 Serious Adverse Event (patient death) related to pneumonitis, which was deemed by the trial investigator to be probably related to SVP-Rapamycin and possibly related to the patient’s pleural mesothelioma condition. We are working with the NCI investigators to fully understand the data from the trial in order to define the future development of SEL-403 in mesothelioma, pancreatic cancer and other oncology indications.
The drug‑related side effects could also affect patient enrollment in our clinical trials or the ability of any enrolled patients to complete such trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES AND MANUFACTURING

We rely on 3SBio in China as our primary supplier of pegadricase and on other third parties for the manufacture of our product candidates for preclinical and clinical testing, and expect to continue to do so for the foreseeable future. Our reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We obtain the biologic pegadricase, a component of SEL‑212, our lead product candidate, primarily from 3SBio in China. Under our license agreement with 3SBio, we have limited rights to manufacture pegadricase and, while we have entered into a contract with a back-up supplier located outside of China, we expect to continue to rely on 3SBio as the primary supplier of pegadricase for the foreseeable future. In addition, to our knowledge only one company has received FDA approval for a therapeutic based on a biologic product manufactured in China.
Any disruption in production or inability of 3SBio in China to produce adequate quantities of pegadricase to meet our needs, whether as a result of a natural disaster, failure to comply with regulatory requirements or other causes, could impair our ability to operate our business on a day‑to‑day basis and to continue our research and development of our future product candidates. Furthermore, since 3SBio is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any of these matters could materially and adversely affect our business and results of operations. Any issues related to the manufacturing lots or similar action regarding pegadricase used in preclinical studies or clinical trials could delay the studies or trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply or maintain compliance with regulatory requirements by 3SBio could significantly delay our clinical development of potential products and reduce third‑party or clinical researcher interest and support of our proposed trials. These interruptions or failures could also impede commercialization of our future product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.
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

-	collaborators may learn about our technology and use this knowledge to compete with us in the future;

-	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others; and

-	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.
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
We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials, including our Phase 2 and Phase 3 clinical trials of SEL‑212. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials.
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
Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, do not comply with confidentiality obligations, do not meet expected deadlines, experience work stoppages, terminate their agreements with us or need to be replaced, or do not conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated, or may need to be repeated. If any of the foregoing occur, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates or in commercializing our product candidates.
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
Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than in the United States, assuming that rights are obtained in the United States and assuming that rights are pursued outside the United States. In this regard, in addition to the United States, we also seek to protect our intellectual property rights in other countries. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For all of the patent families in our portfolio, including the families that may provide coverage for our lead product candidate, the relevant statutory deadlines have not yet expired. Therefore, for each of the patent families that we believe provide coverage for our lead product candidate, we will need to decide whether and where to pursue additional protection outside the United States. In addition, the laws of some foreign countries, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, for our existing patent rights outside the United States and any foreign patent rights we may decide to pursue in the future, we may not be able to obtain relevant claims and/or we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.
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
We are highly dependent on the members of our management, scientific and clinical team. We recently announced the appointment of Carsten Brunn, Ph.D. as President and Chief Executive Officer, effective on or about December 1, 2018. We anticipate that we will experience a transitional period until Dr. Brunn is fully integrated into his new role. Werner Cautreels, Ph.D. will continue to lead the Company until December, will assist Dr. Brunn during the transition and will remain a member of the Board through December 31, 2018. Dr. Cautreels is expected to serve as an advisor following his retirement. Although we have entered into employment agreements or offer letters with Dr. Cautreels, Dr. Brunn and certain of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
In June 2018, Earl Sands, M.D., our Chief Medical Officer, announced his intention to retire effective January 1, 2019. Recruiting and retaining a new Chief Medical Officer will be critical to our success. We anticipate that we will experience a transitional period until our new Chief Medical Officer is hired and fully integrated into his or her new role. Any delay or failure to recruit Dr. Sands' successor may adversely affect our business and financial results. We cannot predict how long it will take to hire a new Chief Medical Officer and if we are not able to appoint a new Chief Medical Officer in a timely manner, or we are forced to operate with a transitional leadership team, our business, financial condition, and results of operations could be materially and adversely affected. Moreover, we cannot provide any assurance that the transition in leadership will not result in a disruption that adversely impacts our business and employee morale.
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
A variety of risks associated with maintaining our subsidiary in Russia or expanding operations internationally could adversely affect our business.
In addition to our U.S. operations, we maintain a wholly owned subsidiary in Russia, Selecta RUS, and may expand international operations in the future, including by conducting clinical trials of our product candidates in countries outside the United States. We may face risks associated with maintaining our subsidiary in Russia, or with any international operations, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, which could harm our business. We may also rely on collaborators to commercialize any approved product candidates outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 33.3% of our outstanding voting stock as of September 30, 2018. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of an aggregate of approximately 2.6 million shares of our common stock as of September 30, 2018 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, on June 27, 2017, we issued and sold in a private placement 3,088,791 shares of our common stock and a warrant to purchase 79,130 shares of our common stock. Pursuant to a registration rights agreement entered into with the investors in the private placement, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrant. As a result, these shares can be freely sold in the public market.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6.  Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
10.1#	2018 Employment Inducement Incentive Award Plan, and forms agreement thereunder	8-K	001-37798	10.1	9/27/2018
10.2#	Employment Agreement, dated September 25, 2018, between Selecta Biosciences, Inc. and Carsten Brunn, Ph.D.	8-K	001-37798	10.2	9/27/2018
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
*    Filed herewith.
**  Furnished herewith.
#  Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: November 8, 2018	By:	/s/ Werner Cautreels, Ph.D.
Werner Cautreels, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ John Leaman, M.D.
John Leaman, M.D.
Chief Financial Officer, Head of Corporate Strategy, and Treasurer
(Principal Financial and Accounting Officer)