Form 10-K
period 2018-12-31
SELECTA BIOSCIENCES INC
filed 2019-03-15
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $197.7 million based on the closing price of the registrant's common stock on the Nasdaq Global Market on June 29, 2018 of $13.25 per share
As of March 8, 2019 the registrant had 44,733,437 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
Item 1. Business

OVERVIEW
We are a clinical-stage biopharmaceutical company using our ImmTOR technology, designed to induce tolerance to novel biologic therapies that would otherwise be limited by immunogenicity with the goal of effectively and safely treating rare and serious diseases. Many such diseases are treated with biologic therapies that are foreign to the patient’s immune system and therefore elicit an undesired immune response. Of particular concern are anti-drug antibodies, or ADAs, which are often produced by the immune system in response to biologic therapy and can adversely affect the efficacy and safety of treatment. Our proprietary tolerogenic ImmTOR technology encapsulates an immunomodulator in biodegradable nanoparticles and is designed to mitigate the formation of ADAs by inducing antigen-specific immune tolerance to biologic drugs. ADAs can start developing in the body with the first dose of a biologic therapy and can render subsequent doses ineffective or unsafe, potentially depriving patients of life-saving therapeutic options and limiting the likelihood of success for many otherwise promising novel biologic drugs and technologies. We believe ImmTOR has potential to enhance the efficacy without compromising the safety of existing approved biologic drugs, improve product candidates under development and enable novel therapeutic modalities, such as re-administration of systemic gene therapy. We intend to build a product pipeline by combining our ImmTOR technology with a range of biologics and also plan to seek collaborations and license agreements to broaden our applications for the platform.
Our most advanced product candidate, SEL-212, is a proprietary combination of a therapeutic uricase enzyme (pegadricase) and our ImmTOR technology that is designed to durably control serum uric acid levels in patients with chronic refractory gout through monthly administration. Our preclinical data indicate that ImmTOR, when co-administered with pegadricase, induced antigen-specific immune tolerance to pegadricase and substantially reduced the formation of associated ADAs. Our Phase 1 data showed that ImmTOR mitigated the formation of ADAs against pegadricase after a single dose of SEL-212. Interim Phase 2 clinical data as of December 17, 2018 suggest the potential of monthly doses of SEL-212 to durably control serum uric acid levels by mitigating the formation of anti-pegadricase antibodies. Initial tissue imaging studies by dual energy computerized tomography (CT) scans also provided evidence regarding the potential of SEL-212 to rapidly eliminate tissue deposits of monosodium urate crystals. These interim data also showed a low rate of gout flare rates. Based on our current Phase 2 clinical data and feedback received from the U.S. Food and Drug Administration, or FDA, during our end-of-Phase 2 meeting we plan to commence enrollment and initiate dosing in our head-to-head (COMPARE) clinical trial of SEL-212, utilizing revised stopping rules, compared to the current FDA-approved uricase therapy, KRYSTEXXA®, in the first quarter of 2019. We expect our clinical and, if approved, marketing strategy for SEL-212 to initially focus on the estimated 160,000 patients in the United States with chronic refractory gout that are being treated by rheumatologists.
We are also applying our ImmTOR technology in an effort to mitigate the formation of ADAs when dosing gene therapy. Gene therapies often use a viral vector, such as an adeno-associated virus, or AAV, vector to place corrective genetic material into cells to treat genetic diseases. One of the key hurdles for the gene therapy field is to overcome immunogenicity against the viral vector. ADAs form in response to the first administration of a gene therapy vector and prevent effective subsequent doses of gene therapy. The ability to provide repeat doses may be particularly important for pediatric patients to receive continued treatment benefit later in life as gene expression wanes due to cellular turnover as patients grow. The ability to re-administer gene therapies also could provide the potential for dose titration and could be advantageous for diseases where the goal is to transfect a high number of cells.
Our first proprietary investigational gene therapy program is targeted to treat a rare genetic disease, Methylmalonic Acidemia, or MMA, pursuant to which we are collaborating with a clinical and gene therapy laboratory at the National Institutes of Health, or NIH, and the Massachusetts Eye and Ear Infirmary and The Schepens Eye Institute, Inc., which we collectively refer to as MEE. We have in-licensed the Anc80 gene therapy vector, or Anc80, from MEE. Anc80 is an engineered vector that has been reported to have limited cross-reactivity to antibodies against wild type AAV serotypes. In preclinical studies, Anc80 has shown potency as a gene therapy vector. We believe our product candidate, if successfully developed and approved, has the potential to prevent undesired immune responses to the vector and transgene that can occur with the first dose of gene therapy by using our ImmTOR technology. In January 2017, we entered into a strategic manufacturing agreement with Lonza Houston, Inc. Under our license agreement with MEE, we also have the exclusive option to develop gene therapies using Anc80 for several additional diseases including lysosomal storage, muscular and genetic metabolic diseases. For more information, see "Licenses and Collaborations - Massachusetts Eye and Ear Infirmary” below.
In addition to developing this proprietary non-immunogenic therapeutic candidate, we intend to continue expanding our proprietary immune tolerance pipeline and pursue out-licensing opportunities for select applications of our ImmTOR technology. In December 2016, we entered into a license agreement, or the Spark License Agreement, with Spark Therapeutics,

Inc., or Spark, that provides Spark with exclusive worldwide rights to our ImmTOR technology to research, develop and commercialize gene therapies for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A, which is the initial target under the agreement, as well as exclusive options for up to four additional pre-specified targets. For more information, see “Licenses and Collaborations - Spark Therapeutics" below.
In September 2018, we announced a collaboration with the European consortium, CureCN, for an ImmTOR+AAV gene therapy combination product candidate in Crigler-Najjar Syndrome. We expect CureCN to initiate preclinical toxicology studies in the first half of 2019 and for the combination product candidate to enter the clinic in the second half of the year.
In addition to this renewed focus on our AAV gene therapy applications, we are deprioritizing our SEL-403 Phase 1 oncology program. The trial, which was placed on clinical hold by the FDA, was being conducted by the National Cancer Institute, part of the National Institutes of Health.
OUR STRATEGY
Our goal is to become the first biopharmaceutical company to develop and commercialize targeted therapies that are designed to more effectively and safely treat rare and serious diseases by inducing immune tolerance to potent but immunogenic biologic therapies. In addition, we intend to maximize the value of our ImmTOR technology by collaborating with biopharmaceutical companies on programs that can benefit from our technology but that are outside our area of focus. The key elements of our strategy include the following.

•
Advance the development of SEL-212 for the treatment of chronic refractory gout.    We believe SEL-212 has the potential, if successfully developed and approved, to become the first monthly biologic treatment that durably controls uric acid while also dissolving harmful deposits of uric acid crystals for a majority of patients with chronic refractory gout. We are currently conducting a Phase 1/2 clinical program, comprised of two completed Phase 1 clinical studies and an ongoing Phase 2 clinical program. We expect to commence enrollment for our head-to-head (COMPARE) clinical study against Krystexxa in the first quarter of 2019 and expect to have interim six-month data in the fourth quarter of 2019, and data from statistical superiority endpoints expected to be available in the first quarter of 2020. The two armed, open label trial is projected to enroll between 120-150 patients per arm, with one arm receiving Krystexxa (per label) and the other arm receiving six monthly doses of SEL-212. The primary endpoint in the study is the percentage of patients in each arm that maintain serum uric acid control below 6 mg/dL at the six month endpoint. The results of the head-to-head (COMPARE) clinical trial are expected to inform the design of our planned Phase 3 clinical trials of SEL-212, which we plan to initiate in the fourth quarter of 2019.

•
Transform gene therapy by enabling repeated administration of systemically-administered AAV gene therapy vectors. One of the key challenges for the gene therapy field is the inability to administer more than one dose of AAV systemically due to the formation of neutralizing anti-AAV antibodies. We believe redosing has the potential to enable dose titration of gene therapy to achieve therapeutic expression of the transgene, to restore therapeutic expression in pediatric patients that have lost expression of the transgene due to target organ growth. A 2018 publication in Nature Communications provided peer-reviewed preclinical data supporting ImmTOR’s potential to mitigate the formation of neutralizing anti-AAV antibodies and enable productive AAV vector redosing in mice and nonhuman primates.

•
Leverage ImmTOR to develop additional novel uses and classes of non-immunogenic biologics.    We intend to use our ImmTOR technology to develop a range of proprietary, non-immunogenic biologic therapeutic candidates. In each case, ImmTOR would be evaluated for its potential to mitigate undesired immune response to the biologic therapy with the goal of improving efficacy and/or safety. Our strategy is to develop proprietary treatments for rare and serious diseases by combining ImmTOR with biologics that have been in- licensed or provided through research collaborations.

•
Establish infrastructure and capabilities to commercialize our products in rare and orphan diseases.    While we believe our ImmTOR technology may be broadly applicable across disease areas, we intend to focus our proprietary efforts on developing and commercializing proprietary ImmTOR -enabled products for rare and serious diseases where there is high unmet medical need. Therapies for treating these diseases require focused commercial efforts and coordination with patient groups and investigators. As our first product candidate, SEL-212, advances toward Phase 3 clinical trials and potential commercialization, we intend to build a commercial infrastructure to capture its full value.

•
Selectively pursue collaborations and maximize the value of our ImmTOR programs for immune tolerance.    In addition to our own proprietary product development efforts, we are in discussions with potential collaborators and licensees to pursue novel therapies that would utilize our ImmTOR technology. For example, in December 2016, we entered into the Spark License Agreement to develop gene therapies for certain targets utilizing our ImmTOR technology. For more information, see “Licenses and Collaborations - Spark Therapeutics." In September of 2018 we also announced a collaboration with CureCN, a European non-profit developing an AAV gene therapy for the treatment of Crigler Najjar Syndrome, an ultra-rare disease of iron metabolism mediated by a single gene deletion of a liver enzyme. The consortium plans to utilize our ImmTOR technology in combination with their AAV gene therapy with the potential to re-dose patients who are not producing enough enzyme post their first dose of AAV gene therapy. Preclinical toxicology studies are expected to begin in the first half of 2019, with the potential for initiation of preclinical/clinical combination studies in the second half of 2019.

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

OUR ImmTOR TECHNOLOGY
Our ImmTOR technology is based in part on the pioneering research performed by our co-founders at Harvard University, Massachusetts Institute of Technology, or MIT, and Brigham and Women’s Hospital, or Brigham. In connection with our company’s founding, we licensed 17 patent families related to several aspects of our ImmTOR technology from our co-founders’ institutions pursuant to an agreement with MIT, the party that administers licensing arrangements with respect to patents jointly owned by these institutions. We believe one of the key insights from this research is that nanoparticles are uniquely suited to deliver precise instructions to the immune system as a result of the natural predisposition of the immune system to interrogate nanoparticles, such as viruses. This research led to a portfolio of patents and patent applications covering aspects of our ImmTOR technology. We have aggressively sought to extend and protect the proprietary intellectual property underlying the composition and use of ImmTOR for antigen-specific immunotolerance. For more information, see "Intellectual Property" below.
We are currently developing our ImmTOR technology for:

•	combination with a uricase enzyme for the treatment of chronic refractory gout;

•	combination with gene therapies for the treatment of rare diseases;

•	potential application with other marketed products, product candidates in development and novel biologic drugs that would otherwise be too immunogenic to develop
Our SVP nanoparticles are designed to remain intact after injection into the body and accumulate selectively in lymphoid organs, which include lymph nodes and the spleen, where the immune response is coordinated. They are designed to be processed by specialized immune cells, such as dendritic cells and other antigen-presenting cells that initiate and regulate immune responses, where they deliver the immunomodulator in a coordinated and targeted manner. Depending on the type of immunomodulator encapsulated in the SVP, our technology is designed to induce a tolerogenic response to mitigate the formation of ADAs against a biologic drug or to treat allergies and autoimmune diseases.

OUR ANTIGEN-SPECIFIC IMMUNE TOLERANCE PROGRAM
Our antigen-specific tolerance programs utilize ImmTOR, our biodegradable nanoparticle encapsulating the immunomodulator rapamycin. Rapamycin is a small molecule approved for the prevention of organ rejection in kidney transplant patients. To mitigate the formation of ADAs and induce immune tolerance in the body, we co-administer our ImmTOR with a free antigen, such as a biologic drug, which is depicted in Figure 2 below.
Figure 2. Co-Administration of ImmTOR with a Biologic Drug
ImmTOR is designed to be co-administered (prior to the biologic drug) at the beginning of therapy with a biologic drug to mitigate the formation of ADAs without requiring the alteration of the drug or its dose regimen. As a result, we believe our ImmTOR may provide us with significant opportunities in the areas of immune tolerance and ADA prevention because ImmTOR is designed to be co-administered at the beginning of therapy with many different biologic drugs. Importantly, we believe each pairing of ImmTOR with a biologic drug also offers us the opportunity to pursue a distinct proprietary product candidate, which we believe has the potential to be separately patented, approved and marketed. ImmTOR is manufactured in facilities subject to current good manufacturing practice, or cGMP, requirements using well-defined commercial operations, which, we believe, further enhances the scalability of our tolerance programs.
During preclinical studies, we observed that delivering an antigen together with ImmTOR provided the appropriate signals in vivo to induce regulatory T cells, which, in turn, inhibited effector immune responses, such as the formation of ADAs. In our preclinical studies, we observed that ImmTOR labeled with a fluorescent dye selectively accumulated in lymphoid organs where it was processed by antigen-presenting cells. Figure 3 below depicts a model of how ImmTOR would enter a lymph node and be taken up by a dendritic cell. We believe that when delivered in the context of our ImmTOR , both the biologic drug and ImmTOR are taken up and processed by dendritic cells in a manner that may induce regulatory T cells, which can potentially block the activation of helper T cells, mitigating the formation of ADAs.

Spleen
ImmTOR®
Biologic drug
Dendritic cell
Targeting immune cells
Sending precise instructions
Implementing the message
Inducing a tolerogenic response to a biologic drug (antigen)
Regulatory T cell
Preventing ADAs
Naive T cell
Helper T cell
B cell

Figure 3. ImmTOR and Antigen/Biologic Drug Presentation and Related Immune Tolerance Induction

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
Currently, we believe there are no comprehensive solutions to the complications of immunogenicity. Drug developers often stop the development of biologics that show an undesired immune response during preclinical or clinical development. In some cases, biopharmaceutical companies may attempt to reduce undesired immune responses by re-engineering the biologic through protein pegylation or removal of immunogenic epitopes. However, these approaches are limited in their effectiveness. Physicians may try to address the issue of undesired immune responses by increasing the dose of the biologic, which can be prohibitively expensive and may present greater safety concerns, or in life-threatening situations, by using global immunosuppressive combination therapies. We believe that our tolerogenic ImmTOR technology could offer an entirely new and effective treatment alternative for undesired immune responses, including with respect to the formation of ADAs, but potentially also for autoimmune diseases and allergies.

OUR IMMTOR PROGRAMS DESIGNED TO INDUCE ANTIGEN-SPECIFIC IMMUNE TOLERANCE
We believe our ImmTOR technology designed to induce antigen-specific immune tolerance has a broad range of potential applications. We are currently pursuing targeted product development strategies for multiple applications in which we believe ImmTOR products could be highly differentiated.

•
Therapeutic enzymes.    Therapeutic enzymes are a frequently used class of biologic drugs to treat rare diseases. Through our analysis of biologic drugs, including our preclinical studies, we have observed that enzymes are especially prone to undesired immune responses. Our first product candidate, SEL-212, includes pegadricase, a pegylated uricase enzyme, which is an example of an immunogenic enzyme for which we are applying ImmTOR with the intention of improving the enzyme’s efficacy and safety. Other examples of immunogenic enzymes include acid alpha-glucosidase for the treatment of Pompe disease, alpha galactosidase A for the treatment of Fabry’s disease and microbial enzymes such as asparaginase for the treatment of cancers. We intend to seek opportunities to secure supply of and, if appropriate, licenses to these or other enzymes that we would evaluate in combination with ImmTOR.

•
Gene therapies.    We believe gene therapies have the potential to address key unmet medical needs for many rare genetic diseases, but undesired immune responses to the viral vectors used for gene replacement, augmentation and editing may be restricting their broader use. Through our analysis of genetic diseases, we have identified applications and patient segments that we believe would benefit from our ImmTOR technology. We intend to develop proprietary ImmTOR -enabled non-immunogenic gene therapy candidates with viral vectors such as the Anc80 vector that we have licensed from MEE, but which are also designed to be utilized with more common AAV vectors (e.g., AAV8, AAV5). We believe our product candidates have the potential to mitigate the problem of pre-existing immunogenicity to the gene therapy vector by using Anc80 and to prevent undesired immune responses to the vector and transgene that can occur with the first dose of gene therapy by using our ImmTOR technology. Our initial area of focus is on genetic metabolic diseases, but may also include lysosomal storage diseases and genetic muscular diseases. We believe we are the first company to systematically pursue the development of gene therapy product candidates with the goal of enabling repeat administration. We have engaged third parties with experience in gene therapy and rare diseases to support the development of our proprietary products. We also have licensed our ImmTOR technology to Spark Therapeutics for the development of gene therapies for certain pre-specified targets. For more information, see "Licenses and Collaborations - Spark Therapeutics".

•
Other products and product candidates affected by undesired immune responses.    We have generated preclinical data which we believe suggests a broad potential benefit of ImmTOR for immune tolerance. For many biologic drugs, undesired immune responses limit efficacy and cause safety concerns. This includes TNF-alpha-specific monoclonal antibodies for the treatment of rheumatoid arthritis and coagulation factor replacement therapies for the treatment of hemophilia. We intend to out-license ImmTOR technology for use with other products that are outside our focus to larger biopharmaceutical companies. We believe our ImmTOR technology may also be of interest to biopharmaceutical companies with novel biologic development concepts or product candidates in clinical development that have demonstrated initial efficacy but are experiencing issues with safety or sustained efficacy due to inhibitory ADAs.

SEL-212 for the treatment of chronic refractory gout
Overview
SEL-212 is our proprietary product candidate under development for the treatment of chronic refractory gout. SEL-212 consists of ImmTOR co-administered with pegadricase, a pegylated uricase. We believe that our SEL-212 has the potential, if successfully developed and approved, to offer a uniquely effective treatment for patients with chronic refractory gout, while also providing evidence regarding the utility of our ImmTOR technology platform. Pegylated uricase, in the form of the approved drug Krystexxa, has demonstrated the ability to significantly reduce uric acid levels and dissolve the harmful uric acid crystals that are the manifestations of gout upon initial treatment in patients. However, we believe broad commercial adoption has not been achieved primarily due to undesired immune responses. Based on the data received from our preclinical and Phase 1/2 clinical studies, we believe that by leveraging our ImmTOR technology to mitigate the formation of ADAs following the dosing of our pegylated uricase, pegadricase, SEL-212, if successfully developed and approved, could enable the removal of uric acid crystals in a majority of patients.
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
Gout is a spectrum of disease that is typically diagnosed through the measurement of uric acid levels in the blood and/or the identification of uric acid crystals from a visible tophus. High concentrations of serum uric acid increase the risk of co-morbidities, including cardiovascular, cardiometabolic, joint and kidney disease. Patients who are unable to reduce their serum uric acids levels below 6 mg/dl with oral drugs are diagnosed with refractory gout. Patients who have uric acid deposits, or tophi, in soft tissues, joints, the urinary tract, the digestive tract or the heart and a persistently elevated uric acid level when left untreated are diagnosed with chronic tophaceous gout. Tophi are a source of inflammation and pain. Chronic refractory gout constitutes a subset of gout patients exhibiting chronic high serum uric acid levels and painful and damaging uric acid deposits. In total, we estimate that there are approximately 160,000 chronic refractory gout patients in the U.S. who are seen by rheumatologists.
Figure 4 below illustrates the association between gout and diseases of the heart, vascular system, metabolic process, kidney and joints.

Figure 4. Co-Morbidities Associated with Gout
Based on our preclinical studies, clinical data from our Phase 1b and ongoing Phase 2 trials and market research, we believe that SEL-212 may potentially address several key unmet needs in the treatment of chronic refractory gout: the durable control of serum uric acid levels, the elimination of painful and damaging uric acid deposits, reduction in incidence and severity of flares and once-monthly dosing.
Our product development strategy is designed to address these unmet medical needs while improving the dosing regimen to a once-monthly treatment. We expect to commence enrollment for our Phase 2 head-to-head (COMPARE) clinical study against Krystexxa, which is intended to evaluate the differences between Krystexxa and SEL-212 with respect to serum uric acid control, flare rates and dosing convenience, in the first quarter of 2019. The results of the head-to-head (COMPARE) clinical trial are expected to inform the design of our planned Phase 3 clinical trial of SEL-212, following which we plan to seek regulatory approval for the treatment of refractory gout based on an endpoint of reduction of serum uric acid levels below 6 mg/dl. We intend for the Phase 3 protocol to include patients with chronic tophaceous gout. During our market research, physicians expressed their preference for a product that could be dosed monthly for at least six months. If approved, we plan to position

SEL-212 as a debulking therapy for gout that has the potential to remove harmful uric acid deposits over a limited number of once-monthly doses and subsequently allow patients to switch to oral gout maintenance therapy unless and until such patients experience a subsequent manifestation of uric acid deposits. We do not believe that oral therapy would completely prevent the build-up over time of uric acid crystals in patients with a history of chronic tophaceous gout and, as a result, we anticipate that treatment with SEL-212, if approved, would be required intermittently in such patients. We believe that SEL-212, if approved, may be effective in removing harmful uric acid deposits in most patients with chronic tophaceous gout over multiple courses of treatment in their lifetimes. Figure 5 below depicts this positioning strategy as a sample diagram illustrating what we believe to be a shift in the treatment paradigm for chronic refractory gout.

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
➢ Resolved uric acid deposits (tophi)
YES
Oral maintenance
Continue to monitor serum uric acid levels along with imaging to evaluate disease control, potential for re-treatment with SEL-212 if required (e.g. every 2-5 years)

Figure 5. Sample Treatment Course for Chronic Refractory Gout.
We expect our clinical and marketing strategy for SEL-212 to initially focus on the estimated 160,000 patients in the United States with chronic refractory gout who are being treated by rheumatologists. If SEL-212 is approved, we expect our strategy for marketing SEL-212 to rheumatologists will be to promote a switch from oral therapies to SEL-212 for patients with serum uric acid levels chronically above 6 mg/dl or those diagnosed with chronic tophaceous gout. Some rheumatologists have begun to utilize imaging technologies recommended by the guideline writing associations for rheumatology, including the American College of Rheumatology and the European League Against Rheumatism. In particular, dual energy computed tomography, or DECT, can visualize uric acid deposits in joints and tissues as depicted in Figure 6 below in green. DECT has the potential to become an important tool to manage chronic refractory gout. Figure 6 below depicts a patient, using DECT imaging, with heavy urate burden at onset of study and almost a complete resolution of this after five months. We believe DECT imaging use could increase the market for SEL-212 by better assessing the severity of gout prior to treatment and by demonstrating the impact of efficacy following treatment.

Figure 6. Tophi / Uric Acid Deposits (shown in green) Visualized Using Dual Energy Computed Tomography Imaging

SEL-212 components
Our SEL-212 consists of ImmTOR co-administered with pegadricase. Our ImmTOR consists of nanoparticles composed of poly(D,L-lactide), or PLA, and poly(D,L-lactide)-block-poly(ethylene-glycol), or PLA-PEG, encapsulating rapamycin. Our pegadricase consists of a uricase modified with poly(ethylene-glycol), or PEG. The components of SEL-212 are depicted in Figure 7 below.
Figure 7. Components of SEL-212
Our pegadricase is a pegylated version of the therapeutic enzyme uricase, which we have licensed from Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio, exclusively for all markets, except Japan and Greater China, and exclusively for Japan only in combination with our ImmTOR technology. Uricase is an enzyme endogenous to all mammals, except for humans and certain primates, which converts uric acid to the more soluble metabolite, allantoin. There is a natural limit to the amount of uric acid that can be excreted by the kidneys, which decreases with age and can be reduced by some medications. By converting uric acid to allantoin, uricase provides an additional way for the body to reduce uric acid.

ImmTOR is our biodegradable nanoparticle that encapsulates rapamycin, also referred to as sirolimus. Rapamycin is the active ingredient of Rapamune, an immunosuppressant which has extensive prior use in humans and is currently FDA-approved as a prophylaxis of organ rejection in kidney transplant patients aged 13 or older. PLA is part of the broader poly(lactic-co-glycolic acid), or PLGA, family of biodegradable polymers that have more than 30 years of commercial use and are formulation components in a number of approved products. Polyethylene glycol, or PEG, has been widely studied in clinical trials and is also a formulation component in many approved biologic products. In our preclinical studies, ImmTOR co-administered at the initiation of treatment with a biologic drug substantially reduced the formation of associated ADAs and induced antigen-specific immune tolerance to the biologic drug.
Clinical development
For chronic refractory gout, we are executing a clinical development program that seeks to evaluate SEL-212’s ability to durably reduce serum uric acid levels below 6.0 mg/dL. The saturation point of uric acid, or the maximum level at which uric acid will remain soluble in plasma, is 6.8 mg/dL. When uric acid rises above 6.8 mg/dL, monosodium urate microcrystals begin to form and settle in joints and other tissues, creating an inflammatory response that is diagnosed as gout. This inflammatory response is the source of highly debilitating gout flares experienced by patients. When serum uric acid levels drop below the level of 6.0 mg/dL, microcrystals will begin to dissolve and, over time, gout symptoms will resolve. Therefore, a serum uric acid level of less than 6.0 mg/dL is defined as the target for uric acid-lowering treatments by organizations such as the American College of Rheumatology and the European League Against Rheumatism. The FDA and EMA have also considered the maintenance of serum uric acid levels below 6 mg/dL to be an acceptable primary endpoint in clinical trials for urate lowering therapies. Available oral gout therapies are designed to prevent the formation of uric acid microcrystals but are not effective in rapidly removing existing crystalized deposits. In severe gout patients who have significant deposits of monosodium urate crystals, known as tophi, it is of clinical benefit to significantly reduce serum uric acid levels (i.e. below 0.1 mg/dL) for a period of time in order to rapidly dissolve the monosodium urate crystals.
We expect to conduct multiple clinical studies in more than 400 patients with gout or elevated levels of serum uric acid. We initiated our clinical program in the U.S. in the second quarter of 2015 with a multicenter Phase 1a trial of pegadricase in patients with serum uric acid levels greater than 6.0 mg/dL. We completed the patient treatment portion of our Phase 1a trial in November 2015, initiated a Phase 1b trial in December 2015 and reported data from both Phase 1 clinical trials in December 2016. In our Phase 1b trial, we demonstrated that a single dose of SEL-212 was capable of lowering serum uric acid levels below 0.1 mg/dL for at least 30 days, which is correlated with the inhibition of uricase-specific ADAs. We initiated patient recruitment in an open label multi-dose Phase 2 clinical trial of SEL-212 in patients with symptomatic gout and elevated uric acid levels in October 2016. This study is being conducted at multiple clinical sites in the U.S. We have completed our initial end-of-Phase 2 meeting with the FDA and believe we have established a path forward for potential BLA submission. This program may consist of either a head-to-head active comparator study(s) or studies similar to the Krystexxa Phase 3 program, which would involve a comparison of SEL-212 to placebo.
Phase 1 and Phase 2 clinical trials
SEL-212 is currently being evaluated in a Phase 1/2 clinical program that includes a Phase 1a and Phase 1b clinical trial in patients with high uric acid levels as well as a Phase 2 clinical trial in patients with symptomatic gout and high uric acid levels. Each Phase 1 clinical trial was designed with the primary objective to evaluate the safety and tolerability of SEL-212 and its individual components. Additional objectives of the Phase 1 clinical trials included identifying a pegadricase dose that was capable of lowering serum uric acid levels over a period of one month, evaluating the immunogenicity of pegadricase after a single dose and demonstrating that ImmTOR co-administered with pegadricase reduced uric acid levels and mitigated the formation of uricase-specific ADAs. The Phase 2 clinical trial evaluated the effect of multiple doses over an extended period of time on serum uric acid and the formation of ADAs in patients. We received final data from both Phase 1 clinical trials in December 2016. We commenced patient recruitment in the Phase 2 clinical trial in October 2016. We plan to commence enrollment for our Phase 2 head-to-head (COMPARE) clinical trial of SEL-212, utilizing revised stopping rules, compared to Krystexxa in the first quarter of 2019 and expect to present interim 6-month data planned in the fourth quarter of 2019, and statistical superiority endpoints in the first quarter of 2020. The two-armed, open label trial is projected to enroll between 120-150 patients per arm, with one arm receiving Krystexxa (per label) vs. 6 monthly doses of SEL-212. The primary endpoint in the study is the percentage of patients in each arm that maintain sUA control below 6 mg/dL at the six month endpoint. The results of the head-to-head (COMPARE) clinical trial are expected to inform the design of our planned Phase 3 clinical trials of SEL-212, which we plan to initiate in the fourth quarter of 2019.
Phase 1a clinical trial
The Phase 1a clinical trial for SEL-212 was conducted at multiple sites in the United States and was a single ascending dose trial of pegadricase alone in 22 patients with elevated serum uric acid levels greater than 6 mg/dl. At the outset of the trial, each of five cohorts received a single intravenous infusion of pegadricase at ascending dose levels. We monitored the patients during a 30-day period post-infusion. We commenced enrollment of the clinical trial in the second quarter of 2015 and completed the treatment portion of the trial in November 2015. We observed that pegadricase showed no serious adverse events, or SAEs, and was well tolerated at the five dose levels tested. Additionally, we observed that pegadricase rapidly reduced and sustained average serum uric acid levels below 6 mg/dl for each cohort for 14 to 30 days, depending on the dose level. Consistent with our preclinical studies in animals, pegadricase induced uricase-specific ADAs in all patients with varying levels in this Phase 1a trial.
Figure 8 below indicates the serum uric acid and uricase-specific ADA levels for each patient in Cohort #3 of the Phase 1a clinical trial, which received a single dose of 0.4 mg/kg of pegadricase. The serum uric acid levels were measured at baseline and days seven, 14, 21 and 30 and uricase-specific ADA levels at baseline and days seven, 14 and 30 following the single intravenous injection of pegadricase. We did not measure uricase-specific ADA levels at day 21 in the Phase 1a clinical trial. Patient number two in this cohort developed a relatively low level uricase-specific ADA titer of 40 and maintained uric acid levels below 0.5 mg/dL through the thirtieth day after dosing. By contrast, the remaining four patients in the cohort developed levels of uricase-specific ADAs greater than 1,000 titer and uric acid levels above 5 mg/dL by the thirtieth day after dosing. Based on the results from our Phase 1a clinical trial, we observed that pegadricase at the 0.4 mg/kg dose is capable of achieving and maintaining a reduction of serum uric acid below the target of 6 mg/dL for a 30-day period in the absence of inhibitory uricase-specific ADAs.

Figure 8. Phase 1a Clinical Trial: Serum Uric Acid and Uricase-Specific ADA Levels of the Third Cohort
Based on our analysis of the Phase 1a clinical trial data, we selected the pegadricase dose of 0.4 mg/kg from Cohort #3 of the Phase 1a clinical trial for further study in the Phase 1b clinical trial.
Phase 1b clinical trial
In December 2015, we initiated our Phase 1b clinical trial at multiple sites in the United States. The clinical trial enrolled 63 patients with serum uric acid levels greater than 6 mg/dl. One group of five patients received a single 0.4 mg/kg dose of pegadricase alone, which we refer to as the Pegadricase Cohort. Four groups of patients, each containing two placebo-control patients and five test article patients, received a placebo or a single intravenous infusion of ImmTOR alone at the following ascending dose levels: 0.03 mg/kg, 0.1 mg/kg, 0.3 mg/kg and 0.5 mg/kg, which we refer to collectively as the ImmTOR Cohorts. Four groups of patients received a single intravenous infusion of ImmTOR at ascending dose levels of 0.03 mg/kg (5 patients), 0.1 mg/kg (10 patients), 0.15 mg/kg (5 patients) or 0.3 mg/kg (5 patients) with a fixed dose of pegadricase of 0.4 mg/kg, which we collectively call the SEL-212 cohorts. All patients were followed for at least 30 days after their initial dose.
Figure 9 below depicts the serum uric acid levels of the Pegadricase Cohort (depicted in red symbols), the ImmTOR Cohorts (depicted in blue symbols), and the SEL‑212 Cohorts (depicted in green symbols) from the Phase 1b clinical trial. Serum uric acid levels were measured at baseline and days seven, 14, 21, 30 and longer for some patients that maintained serum uric acid control at day 21. As expected, ImmTOR alone had no relevant effect on reducing serum uric acid levels across the ImmTOR Cohorts, as such levels remained relatively constant during the 30‑day period. Patients in the Pegadricase Cohort showed an immediate drop in uric acid levels after dosing, with uric acid levels returning close to or above baseline levels by day 21 in four of the five patients, similar to what was observed in Cohort #3 in the Phase 1A study. In contrast, patients in the SEL-212 Cohort receiving the lowest dose of ImmTOR (0.03 mg/kg) co-administered with pegadricase (0.4 mg/kg), showed four out of five patients maintaining serum uric acid levels below 6 mg/dL through day 21 after dosing. SEL-212 patients receiving ImmTOR at 0.1 mg/kg co-administered with 0.4 mg/kg of pegadricase, showed seven out of 10 patients maintained levels of serum uric acid of less than 0.1 mg/dl through day 30. SEL-212 patients receiving ImmTOR at 0.15 mg/kg co-administered with 0.4 mg/kg of pegadricase, showed all five patients maintaining levels of serum uric acid of less than 6 mg/dL through day 30. Finally, SEL-212 patients receiving ImmTOR at 0.3 mg/kg c- administered with 0.4 mg/kg of pegadricase, showed all five patients maintaining levels of serum uric acid of less than 0.1 mg/dL through day 30. These results indicate that SEL-212 showed a dose-dependent reduction in serum uric acid levels.

0.4 mg/ kg Pegadricase only
0.03, 0.1, 0.3 mg/kg
ImmTOR only
0.03 mg/kg ImmTOR
0.4 mg/kg Pegadricase
0.10 mg/kg ImmTOR
0.4 mg/kg Pegadricase
0.15 mg/kg ImmTOR
0.4 mg/kg Pegadricase
0.30 mg/kg ImmTOR
0.4 mg/kg Pegadricase
+
N = 5
N = 15
N = 5
N = 10
N = 5
N = 5
Serum Uric Acid (mg/dL)
0
2
4
6
8
10
0
7
14
21
30
Day

Figure 9. Phase 1b Clinical Trial: Uric Acid Levels Across All Phase 1b Cohorts
Figure 10 below depicts the serum uric acid levels at day 30 next to the corresponding day 30 uricase-specific ADA titer for all patients in the Pegadricase Cohort and in the SEL-212 Cohorts at the three higher dose levels. Four of the five patients treated with 0.4 mg/kg pegadricase alone showed their serum uric return to baseline by day 30 and all five showed uricase specific ADA titers greater than 1000. Seven of 10 SEL-212 patients treated with 0.1 mg/kg ImmTOR and 0.4 mg/kg pegadricase showed serum uric acid levels below 0.1 mg/dL with corresponding low or negative uricase specific ADA titers at day 30. All five SEL-212 patients treated with 0.15 mg/kg ImmTOR and 0.4 mg/kg pegadricase showed serum uric acid below 6 mg/dL at day 30. One patient developed uricase specific ADA titers greater than 1000 but still maintained his serum uric acid below the target threshold of 6 mg/dL at day 30. The other four patients showed no ADA titers and had serum uric acid levels below 0.1 mg/dL. Finally, all five SEL-212 patients treated with 0.3 mg/kg ImmTOR and 0.4 mg/kg pegadricase showed serum uric acid below 0.1 mg/dL at day 30 with corresponding low or negative ADA titers. The one patient with an ADA titer of 120 at baseline showed the same titer at baseline and at each time point tested, indicating that this patient had pre-existing low titer of antibody that was cross-reactive with pegadricase at baseline. These results indicate that SEL-212 mitigated the formation of uricase-specific ADAs which correlated with sustained control of serum uric acid levels through at least day 30 after a single dose.

Figure 10. Comparison of Phase 1b Uric Acid and Uricase‑Specific ADA Levels
Certain patients in the SEL-212 Cohort were requested to return for additional visits on days 37, 44, and/or 51 because their serum uric acid levels were still under control (<6 mg/dL) at day 21. Not all patients were able to return for the additional visits. The data for those who could return are in included in Figure 11 below. The data show that uric acid levels eventually returned to baseline, as expected after a single dose of pegadricase. Importantly, no emergence of ADAs was detected in those patients who exhibited low or no ADA titers at day 30. These data suggest that the treatment with ImmTOR controlled immune responses to pegadricase for up to 51 days after dosing. The data also support monthly dosing in the Phase 2 multiple dose trial of SEL-212.
Figure 11. Comparison of Phase 1b Uric Acid and Uricase‑Specific ADA Levels
At the completion of our Phase 1b program for SEL-212 we had dosed a total of 64 patients in the trial with either SEL-212 (ImmTOR and pegadricase), ImmTOR alone, pegadricase alone or placebo. The median serum acid level of patients enrolled was 7.3 mg/dL, with a mean of 7.4 mg/dL at baseline. Patients presented with an average of 5.3 co-morbidities, such as hypertension and diabetes.
We have generally observed that SEL‑212 and its components, ImmTOR and pegadricase, have been well tolerated in this patient population. There were a total of six SAEs in the Phase 1b trial. Of the six SAEs, three were determined to not to be related to study drug by investigators. Of the remaining three SAEs that were determined to possibly or likely be related to study drug, two were cases of stomatitis that occurred at the highest dose of ImmTOR tested (0.5 mg/kg), leading us to define 0.3 mg/kg as the maximum tolerated dose of ImmTOR in this patient population. The remaining SAE was a case of drug hypersensitivity that occurred at a dose of 0.1 mg/kg of ImmTOR in combination with 0.4 mg/kg of pegadricase. In all cases, the patient fully-recovered from the SAE without residual effects.
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
As of December 17, 2018, a total of 152 patients had been dosed in the Phase 2 trial at 15 active U.S. clinical sites and the treatment phase of all SEL-212 cohorts had been completed. The following is a summary of clinical activity from the trial as defined by the primary clinical endpoint (i.e., serum uric acid levels below 6 mg/dL):

•
Control and 0.05 mg/kg ImmTOR Dose Cohorts (cohorts receiving five monthly doses of pegadricase alone or three monthly doses of 0.2 mg/kg or 0.4 mg/kg of pegadricase + 0.05 mg/kg of ImmTOR followed by two monthly doses of pegadricase alone): Dosing of patients in the control cohorts receiving pegadricase alone was stopped early due to a loss of clinical activity caused by the immunogenicity of the enzyme. Clinical activity was lost by week 12 in the majority of patients receiving pegadricase in combination with the 0.05 mg/kg dose of ImmTOR .

•
0.08 and 0.1 mg/kg ImmTOR Dose Cohorts (cohorts receiving three monthly doses of 0.2 mg/kg or 0.4 mg/kg of pegadricase + 0.08 or 0.10 mg/kg of ImmTOR followed by two monthly doses of pegadricase alone): A majority of patients in these cohorts maintained clinical activity while receiving the combination therapy through week 12. These results are consistent with the level of clinical activity observed through day 30 at a similar SEL-212 dose level in our Phase 1b trial. At the 0.1 mg/kg dose level, half of the patients that maintained clinical activity through week 12 also maintained clinical activity through week 20.

•
0.125 and 0.15 mg/kg ImmTOR Dose Cohorts (cohorts receiving three monthly doses of pegadricase +0.125 or 0.15 mg/kg of ImmTOR followed by two monthly doses of pegadricase alone): A majority of patients in these cohorts maintained clinical activity while receiving the combination therapy through week 12. These results are consistent with the level of clinical activity observed through day 30 at a similar SEL-212 dose level in our Phase 1b trial. Approximately 81% of evaluable patients (N=27) receiving up to 0.15 mg/kg ImmTOR in combination with 0.2 or 0.4 mg/kg of pegadricase followed by 2 monthly doses of pegadricase alone had serum uric acid control below 6 mg/dL at week 12.

•
0.10 and 0.15 mg/kg ImmTOR 5 Combination Dose Cohorts (cohorts receiving five monthly doses of pegadricase +0.10 or 0.15 mg/kg of ImmTOR ): Five monthly doses of SEL-212 resulted in sustained serum uric acid control and has been well tolerated over the entire treatment period. 100% of the patients that had serum uric acid levels below 6 mg/dL at 12 weeks maintained control through 20 weeks. Approximately 66% of evaluable patients (21/32) completed week 20 with serum uric acid levels below 6 mg/dL. (Figure 12).

Figure 12. Five Combination Doses Controlled Serum Uric Acid <6 mg/dL at Week 20 in 66% of Patients

Data from the ongoing trial suggest that ADA levels have been strongly correlated with serum uric acid levels. We have observed that ImmTOR has reduced the formation of ADAs in a dose-dependent manner, which we believe enables pegadricase to maintain its clinical activity for extended durations as compared to pegadricase administered without ImmTOR.
Data from the ongoing trial suggest that sustained control of serum uric acid near 0 mg/dL may lead to reduction in uric acid deposits as measured by DECT imaging.
As of December 17, 2018, approximately 29% of patients receiving SEL-212 reported a gout flare during their first month of the trial. This is followed by a decline in flare rates during the remainder of the therapy (Figure 13). By comparison, 50% of patients reported a flare during the first month in the control cohorts receiving pegadricase alone before treatment was stopped due to loss of efficacy and safety.
Figure 13. Percentage of Patients Reporting a Gout Flare per Month
SEL-212 has been generally well tolerated at clinically active doses following repeated administrations in the trial. As of December 17, 2018, 20 patients reported a total of 23 SAEs in the Phase 2 clinical trial. Nine SAEs had been reported in the five dose combination cohorts, seven of which were reported to be not related or unlikely related to study drug, and two of which were infusion reactions. All SAEs were successfully treated without further issues.

Our ImmTOR programs for immune tolerance in gene therapy
Overview
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
Genethon Collaboration
In collaboration with Genethon, a not-for-profit company focusing on gene therapies, we have generated and presented preclinical data in mice in which we observed that ImmTOR mitigated the formation of ADAs to AAV-based gene therapy, thereby enabling repeat dosing of the AAV vector in these mice. Preclinical data generated in connection with this collaboration also show that ImmTOR mitigated the formation of ADAs to AAV capsids in nonhuman primates. We believe these results further indicate that ImmTOR may have the potential to mitigate undesired immune responses and enable repeat intravenous administration of gene therapies.
SEL-302 for the Treatment of Methylmalonic Acidemia
In 2016, we in-licensed Anc80, a gene therapy vector, from MEE. In preclinical studies, Anc80 has been observed to be a potent gene therapy vector.
By combining ImmTOR and Anc80, we intend to enable the development of highly differentiated gene therapies with the goal of improving gene therapy safety by mitigating cellular immune responses, and allowing for repeat gene therapy dosing.
In collaboration with the clinical and gene therapy laboratories at the NIH and MEE, we are developing SEL-302, a product candidate utilizing the Anc80 vector in combination with ImmTOR for the treatment of methylmalonic acidemia, or MMA, which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. Other than dietary and cofactor therapy, organ transplantation is the only existing option for patients with MMA, a severe organic acidemia most frequently caused by mutations in the enzyme methylmalonyl-CoA mutase, or MUT.
SEL-313 for the Treatment of OTC Deficiency
For our second gene therapy program, we plan to develop another product candidate for the treatment of OTC deficiency, which is another metabolic disorder. We are pursuing this second indication through collaborations with third parties with preclinical and clinical experience in this area.
Factor VIII
On December 2, 2016, or the Spark Signing Date, we entered into a License and Option Agreement, or the Spark License Agreement, with Spark Therapeutics, Inc., or Spark, to collaborate on the development of gene therapies for certain targets utilizing our ImmTOR technology. Under the terms of the Spark License Agreement, we granted Spark certain exclusive, worldwide, royalty-bearing licenses to our intellectual property and know-how relating to our ImmTOR technology to research, develop and commercialize gene therapies for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A, which is the initial target under the collaboration.
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
In addition, for a period of three years from the Spark Signing Date, Spark may exercise options to research, develop and commercialize gene therapies utilizing the ImmTOR technology for up to four additional pre-specified targets, subject to Spark’s payment of the applicable option exercise fee, in a range of $1.4 million to $2.0 million depending on the incidence of the applicable indication, to us in each case.
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
Crigler Najjar Syndrome
In September 2018 we also announced a collaboration with CureCN, a European non-profit developing an AAV gene therapy for the treatment of Crigler Najjar Syndrome, an ultra-rare disease of iron metabolism mediated by a single gene deletion of a liver enzyme. The consortium plans to utilize our ImmTOR technology in combination with their AAV gene therapy with the potential to re-dose patients who are not producing enough enzyme post their first dose of AAV gene therapy. Preclinical toxicology studies are expected to begin in the first half of 2019, with the potential for initiation of preclinical combination studies in the second half of 2019.

MANUFACTURING
We manufacture ImmTOR using a readily-scalable, self-assembly nanoemulsion process with well-defined, robust commercial pharmaceutical unit operations. This proprietary, highly specialized and precisely controlled manufacturing process enables us to reproducibly manufacture ImmTOR across many production scales, from milligram-scale at the laboratory bench to hundreds of grams to multi-kilogram scale for commercial production. This well-defined process has been produced at multiple scales. We have also developed and executed the required detailed analytic characterization of our products.
For the SEL-212 program, we have increased ImmTOR production to a 50-gram scale and have developed an approximately 400-gram scale process, which, at the current projected clinical dose, we believe would be suitable for commercial launch. The process is designed such that this same equipment is capable of potentially producing up to a one kilogram batch size scale. As our nanoparticle manufacturing process is compact, and therefore also portable, our strategy is to transfer our custom designed process skids to our contract manufacturing organization, or CMO, and have the CMO produce the nanoparticles, under our direction. This is the strategy we use for production of clinical supplies for clinical trials and would be the expected strategy for commercial production.
The pegadricase enzyme for SEL-212 is produced by fermentation in E. Coli and is sourced from 3SBio in China. 3SBio is a Chinese pharmaceutical company that produces multiple approved products in China and also has product sales in other countries around the world. 3SBio supplies the pegadricase used in the current clinical trials of SEL-212 in the United States. Through a licensing arrangement, we own exclusive worldwide rights to pegadricase outside of China, with co-ownership of rights in Japan and with 3SBio owning all rights in China. Under this arrangement, 3SBio has agreed to supply us with pegadricase. We also have selected a back-up supplier for pegadricase in the United States.
In January 2017 we entered into a manufacturing agreement with Lonza Houston, Inc., a leader in viral gene and cell therapy manufacturing. Under the terms of the agreement, Lonza has agreed to produce an Anc80-AAV-based gene therapy product for our proprietary program for MMA.

LICENSES AND COLLABORATIONS
Spark Therapeutics
In December 2016, we entered into the Spark License Agreement to develop gene therapies for certain targets utilizing our ImmTOR technology.
Under the terms of the Spark License Agreement, we granted Spark certain exclusive, worldwide, royalty-bearing licenses to our intellectual property and know-how relating to our ImmTOR technology to research, develop and commercialize gene therapies for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A, which is the initial target under the license agreement.
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
In addition, until December 2019, Spark may exercise options to research, develop and commercialize gene therapies utilizing our ImmTOR technology for up to four additional targets, subject to Spark’s payment to us of the applicable option exercise fee, in a range of $1.4 million to $2.0 million depending on the incidence of the applicable indication.
Each party is responsible for its own costs and expenses incurred in connection with its respective activities under the Spark License, except that Spark has agreed to reimburse us for FTE and out-of-pocket costs incurred in performing certain tasks or assistance specifically requested by Spark. We retain the responsibility to manufacture Spark’s preclinical, clinical and commercial requirements for the ImmTOR technology, subject to the terms of the Spark License.
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

Shenyang Sunshine Pharmaceutical Co., Ltd.
In May 2014, we entered into a license agreement with 3SBio, as amended in May 2017, which we refer to as the 3SBio License. Pursuant to the 3SBio License, we were granted an exclusive license to certain pegadricase-related patents and related “know-how” owned or in-licensed by 3SBio for the worldwide (except for Greater China and Japan) development and commercialization of products based thereupon for human therapeutic, diagnostic and prophylactic use. We are also granted a worldwide (except for Greater China) exclusive license to develop, commercialize and manufacture or have manufactured products combining our proprietary ImmTOR technology with pegadricase or related compounds supplied by 3SBio (or otherwise supplied if our rights to manufacture are in effect) for human therapeutic, diagnostic and prophylactic use. We were also granted a co-exclusive license to manufacture and have manufactured pegadricase and related compounds for our preclinical and clinical use or, if the 3SBio License is terminated for 3SBio’s material breach, for any use under the 3SBio License. In addition, the 3SBio License, as amended, permits us to utilize one or more third parties to provide up to 20% of our commercial supply of pegadricase. Otherwise, except in the case of a supply shortage on the part of 3SBio, we are obligated to obtain at least 80% of our supply of such compounds for Phase 3 clinical trials and commercial use from 3SBio under the terms of supply agreements to be negotiated.
Under the 3SBio License we have paid to 3SBio an aggregate of $1.0 million in upfront and milestone-based payments in 2015 and made an additional milestone payment totaling $2.0 million in 2016. We are required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing our ImmTOR technology, and up to an aggregate of $41.5 million for products without our ImmTOR technology. We are also required to pay 3SBio tiered royalties on annual worldwide net sales related to the pegadricase component of products at percentages ranging from the low-to-mid single digits for products containing our ImmTOR technology, and from the mid-single digits to low or low-to-mid teens for products without our ImmTOR technology, subject to specified reductions. These royalties are payable, on a country-by-country and product-by-product basis until the later of (i) the date that all of the patent rights for that product have expired in that country, or (ii) a specified number of years from the first commercial sale of such product in such country.
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
We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to our SVP-based immunotherapy technology, program and product candidates. Our patent portfolio contains 10 issued patents in the United States and 82 foreign issued patents, in all cases, owned solely by us. We also have 62 pending patent applications in the United States as well as 407 foreign pending patent applications, in all cases, owned solely by us. These patents and patent applications include claims directed to:

•	tolerance and cancer immunotherapy programs;

•	other immune stimulation programs;

•	methods and compositions incorporating our proprietary SVP nanoparticle in a variety of tolerance applications, including:

•	mitigating or treating anti-drug antibodies association with protein drugs such as pegadricase or LMB-100, and

•	genetic therapies (such as viral delivery of genes).

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

Program	Description	Patent Family(1)	Expiration(2)
Refractory and chronic tophaceous gout (SEL-212)	ImmTOR co-administered with pegadricase	19	2032-2037
Mesothelioma/Pancreatic Cancer	ImmTOR co-administered with LMB-100	16	2032-2035
Gene therapy	ImmTOR co-administered with AAV vector	19	2032-2035
Peanut allergy	SVP-adjuvant and SVP-food allergen	13	2032-2035
Celiac disease	ImmTOR and SVP-gluten	13	2032-2035
Type 1 diabetes	ImmTOR and SVP-insulin	15	2032-2035
Smoking cessation and relapse prevention (SELA-070)	SVP-adjuvant and SVP-nicotine	6	2030-2032
HPV-associated cancer (SEL-701)	SVP-adjuvant and SVP-HPV antigen	6	2030-2032

(1)	Reflects number of relevant patent and patent application families.

(2)	Reflects expiration date and estimated expiration date ranges of issued patents and patent applications, respectively.

In addition, we have exclusively or non-exclusively licensed intellectual property, including the following patent portfolio: 36 U.S. issued patents; 235 foreign issued patents; 7 U.S. pending patent applications; and 74 foreign pending applications. The licensed patents and patent applications cover various aspects of the technology being developed by us, including claims directed to compositions of matter and methods of use, and have been filed in various countries worldwide including in North America, Europe and Asia, with material expiration dates varying from 2021 to, if claims are issued, 2028. In addition to filing and prosecuting patent applications in the United States, we often file analogous patent applications in the European Union and in additional foreign countries where we believe such filing is likely to be beneficial, including but not limited to Australia, Brazil, China, and Eurasia, including the Russian Federation, Europe, South Korea, Mexico, India, Israel and Japan.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products. SEL-212 may compete with others in the gout market, including Krystexxa, which contains a pegylated uricase similar to the pegadricase component of SEL-212 and is indicated for the treatment of refractory gout. Horizon Pharma plc, whose affiliates own Krystexxa, may find other approaches to eliminate undesired immunogenicity to Krystexxa. Long-term treatment with global immunosuppressive products may increase the susceptibility to contract infections, tumors and may lead to organ failure. Large companies with active research to prevent the formation of ADAs and treat allergies or autoimmune diseases include Sanofi, Pfizer Inc., or Pfizer, and Merck & Co., Inc., or Merck. Small, early-stage biopharmaceutical companies active in the research for new technologies to induce antigen-specific immune tolerance include Anokion SA, AnTolRx Inc., Apitope International NV, Caladrius Biosciences, Cour Pharmaceutical Development Company, Inc., Dendright International, Inc., Parvus Therapeutics, REGiMMUNE Corporation, Rubius Therapeutics, Inc., Tolerion, Inc., Topas Therapeutics GmbH, and Txcell SA. However, we believe that most of these companies are focused on autoimmune and inflammatory diseases rather than immune tolerance to biologics.

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
In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules had historically been subject to review by the Recombinant DNA Advisory Committee, or RAC, of the National institutes of Health, or NIH, Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed on October 16, 2018, the NIH announced that it would no longer accept new human gene transfer protocols for review as a part of the protocol registration process or convene the RAC to review individual clinical protocols. These trials remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an Institutional Biosafety Committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.
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
U.S. review and approval processes
After the completion of clinical trials of a biological product candidate, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal trials, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act, or FDASIA, requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days after an c 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.
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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use and whether the product is being manufactured in accordance with cGMP requirements to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product candidate. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.
Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements.
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
Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.
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
The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.
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
There are two types of MAs.

•
The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, , advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), and medicinal products that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.

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

To obtain regulatory approval of an investigational biological product under European Union regulatory systems, we must submit a marketing authorization application, which is similar to the U.S. BLA. The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no marketing authorization application shall be accepted and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
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
We are also subject to data privacy and security laws in the jurisdictions outside of the U.S. in which we are established, run clinical trials or in which we sell or market our products once approved. For example, in Europe we are subject to Regulation (EU) 2016/679 (General Data Protection Regulation or GDPR) in relation to our collection, control, processing and other use of personal data (i.e. data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the EEA., including the health and medical information of these participants. The GDPR is directly applicable in each E.U. Member State, however, it provides that E.U. Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to E.U. rules with respect to cross-border transfers of personal data out of the E.U. and EEA. We are subject to the supervision of local data protection authorities in those E.U. jurisdictions where we are established or otherwise subject to the GDPR. Fines for certain breaches of the GDPR are significant: up to the greater of EUR 20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm.
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
The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. The intent standard under the Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violation of the federal Anti-Kickback Statute may also constitute a false or fraudulent claim for purposes of the federal civil False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
We also expect that the current presidential administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. Further, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Acts, the remaining provisions of the ACA are invalid as well. While the Trump Administration and the Centers for Medicare and Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the law.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.
Employees
As of January 31, 2019, we had 39 full-time employees, 28 of whom were primarily engaged in research and development activities. A total of 7 employees have either one or both an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.
Corporate Information
We were incorporated in Delaware in 2007. Our principal executive offices are located at 480 Arsenal Way, Watertown, MA 02472 and our telephone number is (617) 923-1400. Our website address is www.selectabio.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.
Available Information
We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.selectabio.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC

Item 1A. Risk Factors
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
Since inception, we have incurred significant operating losses in every year. Our net loss was $65.3 million, $65.3 million and $36.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $280.4 million. To date, we have financed our operations primarily through the public offering and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our ImmTOR technology, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of our product candidates, and we have not completed development of any ImmTOR-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
-    conduct additional clinical trials of SEL‑212, our lead product candidate;
-    continue the research and development of our other product candidates;
-    seek to enhance our ImmTOR technology and discover and develop additional product candidates;
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
Because of the numerous risks and uncertainties associated with pharmaceutical and biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase and revenue could be further delayed.
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
We believe that our existing cash, cash equivalents and investments, and restricted cash as of December 31, 2018, together with the net proceeds from our recent follow-on offering in January 2019, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. However, prior to beginning the Phase 3 clinical program, we expect to conduct the planned head-to-head Phase 2 trial against Krystexxa. We believe that we have the financial resources to complete the planned head-to-head Phase 2 trial against Krystexxa, but will require an additional equity offering or other external sources of capital to conduct the planned Phase 3 program for SEL-212. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including:
-    the scope, progress, results and costs of our clinical trials of SEL‑212;
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
As of December 31, 2018 and December 31, 2017, we had an accumulated deficit of $280.4 million and $216.9 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of filing this Annual Report on Form 10-K.
We are exploring various sources of funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. However, prior to beginning the Phase 3 clinical program, we expect to conduct the planned head-to-head Phase 2 trial against Krystexxa. We believe that we have the financial resources to complete the planned head-to-head Phase 2 trial against Krystexxa, but will require an additional equity offering or other external sources of capital to conduct the planned Phase 3 program for SEL-212. If we are unable to raise sufficient capital through the transactions discussed above, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the company.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We commenced active operations in 2007, and our operations to date have been limited to developing and researching our ImmTOR technology and related products and programs, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. Other than SEL-212, our lead product candidate, and SEL-403, our product candidate utilizing LMB-100 in combination with ImmTOR, which we have decided to de-prioritize, our product candidates are still in preclinical development. While we have completed our Phase 1 clinical trial for SEL‑212, we have not yet completed any other clinical trials for SEL‑212 or any other product candidate, nor have we demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter‑to‑quarter and year‑to‑year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
We have net operating loss carryforwards, or NOLs, for federal and state income tax purposes that may be available to offset our future taxable income, if any. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre‑change NOLs to offset future taxable income. If the U.S. Internal Revenue Service, or IRS, challenges our analysis that existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in connection with or after a public offering, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. As a result, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability. The reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017, or the TCJA, may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration but may only be used to offset up to 80% of our taxable income.
In January 2019, the Company completed an equity offering that it believes will result in an ownership change under Section 382 of the Internal Revenue Code. Based upon estimates, the Company believes that deferred tax assets of $49.5 million, related to federal and Massachusetts net operating losses and credits, will no longer be available going forward. Such amounts are offset by a full valuation allowance at December 31, 2018. The Company will finalize this calculation in 2019.

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES
Our product candidates are based on our ImmTOR technology, which is an unproven approach designed to induce antigen‑specific immune tolerance to biologic drugs or stimulate the immune system. We are very early in our clinical development efforts and may not be successful in our efforts to use our ImmTOR technology to build a pipeline of product candidates and develop marketable drugs.
All of our product candidates are derived from our ImmTOR technology, which is an unproven approach to inducing antigen‑specific tolerance or stimulating the immune system. We are primarily using our ImmTOR technology to improve and enable biologics that treat rare and serious diseases, with an initial focus on developing SEL‑212 for the treatment of chronic refractory gout. We are also leveraging our ImmTOR platform to pursue programs in additional therapeutic areas such as oncology and gene therapy. For instance, in May 2017 we licensed LMB-100, a potent anti-bacterial toxin, and in March 2018 initiated a Phase 1 trial of our product candidate SEL-403 to evaluate LMB-100 in combination with our ImmTOR technology in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy. A patient in the Phase 1 trial experienced a Grade 5 SAE (patient death) related to pneumonitis, which was deemed by the trial investigator to be probably related to ImmTOR and possibly related to the patient’s pleural mesothelioma condition. In November 2018, the FDA placed the IND for SEL-403 on full clinical hold in response to adverse events observed during the Phase 1 trial, and we are working with the NCI investigators to fully understand the data from the trial in order to define the future development of SEL-403 in mesothelioma, pancreatic cancer and other oncology indications, but have made the decision to de-prioritize our Phase I oncology program related to SEL-403. In addition, we are developing two gene therapy product candidates for rare inborn errors of metabolism. Our lead gene therapy program is a potential treatment for methylmalonic acidemia. This product candidate is known as SEL-302. Our second gene therapy product candidate, or SEL-313, is being developed to treat ornithine transcarbamylase deficiency. In September 2018, we announced a new collaboration with CureCN, a European consortium, for the use of our ImmTOR technology in combination with an AAV gene therapy in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. We expect CureCN to initiate preclinical toxicology studies in the first half of 2019 and for the combination product candidate to enter the clinic in the second half of 2019 with the goal of potentially re-dosing gene therapy.
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

We have not received FDA approval for a therapeutic based on our ImmTOR technology or for a biologic product manufactured in China and we know of only one company who has received FDA approval for a therapeutic based on a biologic sourced from China. In addition, we may use biologics other than pegadricase (formerly pegsiticase) with our ImmTOR technology.

As a result, we cannot be certain that our approach, or our development of SEL-212, will lead to the development or approval of marketable products. In addition:

-	due to the unproven nature of our ImmTOR therapeutics, they may have different efficacy and safety rates in various indications;

-
the FDA or other regulatory agencies may lack experience in evaluating the efficacy and safety of products based on ImmTOR or a biologic sourced from China or other jurisdictions, which could result in a longer‑than‑expected regulatory review process, increase our expected development costs or delay or prevent commercialization of our product candidates; and

-
in the event of a biologics license application, or BLA, for SEL‑212 or another product and a pre‑approval inspection by the FDA of the facilities of Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio, or any other manufacturer of biologics we may use, the FDA may not approve the facility for production or may make observations that will take significant time for 3SBio or such other provider to address.

The occurrence of any of the foregoing, would effectively prevent or delay approval of our lead and other product candidates.
We are applying our ImmTOR technology to antigen-specific immune tolerance for gene therapy involving gene augmentation, replacement or editing. Regulatory authorities in the United States and European Union have limited experience in reviewing and approving gene therapy products, which could affect the time and data required to obtain marketing authorization of any of our product candidates.
Our future success depends in part on our successful development of viable gene therapy product candidates utilizing ImmTOR technology. We may experience problems or delays in developing such product candidates and any such problems or delays (i) may result in unanticipated costs and time to develop our product candidates and/or (ii) may not be resolved in a satisfactory manner.
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
The regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates, and we cannot predict how long it will take or how much it will cost to complete clinical developments and obtain regulatory approvals for a gene therapy product candidate in either the United States or the European Union or how long it will take to commercialize a gene therapy product candidate, if and when approved. Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. For example, in addition to the submission of an investigational new drug application, or IND, to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials for cell therapy products and gene therapy had historically been subject to review by the Recombinant DNA Advisory Committee, or the RAC, of the National Institutes of Health, or NIH, Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Following an initial review, RAC members would make a recommendation as to whether the protocol raises important scientific, safety, medical, ethical or social issues that warrant in-depth discussion at the RAC’s quarterly meetings. Even though the FDA decides whether individual cell therapy or gene therapy protocols may proceed under an IND, the RAC’s recommendations were shared with the FDA and the RAC public review process, if undertaken, could delay the initiation of a clinical trial, even if the FDA had reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, the FDA can put an IND on clinical hold even if the RAC provided a favorable review or has recommended against an in-depth, public review.
On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed October 16, 2018, the NIH has announced that it will no longer accept new human gene transfer protocols for review as part of the protocol registration process under the existing NIH Guidelines or convene the RAC to review individual clinical protocols. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as otherwise set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Even though we may not be required to submit a protocol for our gene therapy product candidates through the NIH for RAC review, we will still be subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and institutional review board, or IRB, of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial.
The same applies in the European Union, or the EU. The European Medicines Agency, or the EMA, has a Committee for Advanced Therapies, or CAT, that is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly, complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.
The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to evaluate the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for product candidates created with novel genome editing technology such as ours can be more lengthy, rigorous and expensive than the process for other better known or more extensively studied product candidates and technologies. Since we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or comparable regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. This may be a particularly significant risk for many of the genetically defined diseases for which we may develop product candidates alone or with collaborators due to small patient populations for those diseases, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome editing technology in a timely manner or under technically or commercially feasible conditions. Even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies.
Changes in applicable regulatory guidelines may lengthen the regulatory review process for our product candidates, require additional studies or trials, increase development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of such product candidates, or lead to significant post-approval limitations or restrictions. Additionally, adverse developments in clinical trials conducted by others of gene therapy products or products created using genome editing technology, or adverse public perception of the field of genome editing, may cause the FDA, the EMA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing genome editing technologies, either of which could materially harm our business. Furthermore, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the development or commercialization of current or future product candidates.
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
Our lead product candidate, SEL-212, is currently being evaluated in a Phase 2 clinical program that we initiated in October 2016 and that concluded in 2018. We are preparing for the start of a pivotal Phase 3 program for SEL-212. We are also actively preparing to start a head-to-head clinical trial of SEL-212 compared to the current FDA-approved uricase therapy, Krystexxa, and plan to initiate this trial in the first quarter of 2019, prior to beginning the Phase 3 program. In May 2017, we in-licensed LMB-100, a next-generation immunotoxin that completed a Phase 1 clinical program at the Center for Cancer Research at the National Cancer Institute, or NCI, part of the National Institutes of Health, for pancreatic cancer, mesothelioma and other cancers in 2017. For this product candidate, known as SEL-403, we plan to co-administer LMB-100 with ImmTOR. In March 2018, we initiated a Phase 1 trial of SEL-403 in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy under a Cooperative Research and Development Agreement, or CRADA, at NCI. A patient in the Phase 1 trial experienced a Grade 5 SAE (patient death) related to pneumonitis, which was deemed by the trial investigator to be probably related to ImmTOR and possibly related to the patient’s pleural mesothelioma condition. In November 2018, the FDA placed the IND for SEL-403 on full clinical hold in response to adverse events observed during the Phase 1 trial, and we are working with the NCI investigators to fully understand the data from the trial in order to define the future development of SEL-403 in mesothelioma, pancreatic cancer and other oncology indications. We have since decided to deprioritize the SEL-403 Phase 1 oncology program. Aside from these programs, our other product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical development is costly and inherently uncertain. For example, we have invested significant resources in our preclinical gene therapy program, which has demonstrated the potential for treatment of rare inborn errors of metabolism. Early preclinical results may not be predictive of future results, however, if our technology proves to be ineffective or unsafe as a result of, among other things, adverse side effects, pre-existing anti-drug antibodies that can neutralize the viral vector and block gene transfer, or cellular immune response to the transduced cells.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failed clinical trial can occur at any stage of testing. Moreover, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the clinical trial results to date from our Phase 2 trial of SEL-212 may not be predictive of future results as we complete dosing of patient cohorts receiving combination therapy for the entire treatment period. Moreover, we may not be able to complete, or may be required to deviate from, currently planned dosing levels in the Phase 2 trial, or may not be able to determine an appropriate dosing regimen for SEL-212 for the Phase 3 program, for a variety of reasons, including, but not limited to, feedback from the FDA.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical development or early-stage clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. SAEs caused by, or other unexpected properties of, any product candidates that we may choose to develop could cause us, an institutional review board or regulatory authority to interrupt, delay or halt clinical trials of one or more of such product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable non-U.S. regulatory authorities. If any product candidate that we may choose to develop is associated with SAEs or other unexpected properties, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which those undesirable characteristics would be expected to be less prevalent, less severe or more tolerable from a risk-benefit perspective. For example, multiple SAEs have occurred in connection with the SEL-212 Phase 1/2 clinical program and the SEL-403 Phase 1 clinical trial, including a Grade 5 SAE (patient death) in the SEL-403 Phase 1 clinical trial that was deemed by the trial investigator to be probably related to ImmTOR, and additional SAEs or similar events could occur during the course of our development of SEL-212 or our other product candidates, which could be materially adverse to the success of these programs and delay or prevent our ability to obtain FDA approval. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory authority approval. If we fail to produce positive results in our clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be negatively impacted.
In addition, we cannot be certain as to what type and how many clinical trials the FDA will require us to conduct before we may successfully gain approval to market SEL-212 or any of our other product candidates in the United States or other countries, if any. Prior to approving a new therapeutic product, the FDA generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. We expect to conduct more than one Phase 3 trial for SEL-212 in the refractory gout indication in order to gain approval. However, we may not receive FDA approval for our plan to provide six doses of the combination therapy of SEL-212 for the Phase 3 trial. Additional clinical trials could cause us to incur significant development costs, delay or prevent the commercialization of SEL-212 or otherwise adversely affect our business.
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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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

We are initially developing our lead product candidate, SEL‑212, for the treatment of chronic refractory gout, which affects approximately 160,000 patients in the United States. Accordingly, there is a limited number of patients who could enroll in our clinical studies.
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
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which could cause the value of our common stock to decline and limit our ability to obtain additional financing.
We may conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations or the complexity of regulatory burdens may otherwise adversely impact us.
Opening trial sites outside the United States may involve additional regulatory, administrative and financial burdens, including compliance with foreign and local requirements relating to regulatory submission and clinical trial practices. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices, including review and approval by an independent ethics committee and informed consent from trial patients. The trial data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside the United States must be representative of the population for which we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Nonetheless, there can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our development of any applicable product candidates.
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
Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, top-line or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that SEL-212 or any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a Biologics License Application, or BLA, from the FDA.
Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective, or in the case of biologics, safe, pure, and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program.
The FDA or any foreign regulatory bodies can delay, limit or deny approval of our drug or device product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•
the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical studies;

•	the FDA’s or the applicable foreign regulatory agency may disagree regarding the formulation, labeling and/or the specifications of our product candidates;

•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.
In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, including Phase 4 clinical trials, and/or the implementation of a Risk Evaluation and Mitigation Strategy, or REMS, which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.
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
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. The availability of breakthrough therapy designation was established with the passage of the Food and Drug Administration Safety and Innovation Act of 2012. We cannot be sure that any evaluation we may make of our product candidates as qualifying for breakthrough therapy designation will meet the FDA’s expectations. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Further, therapies such as those we are developing involve unique side effects that could be exacerbated compared to side effects from other types of therapies with singular components. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. For example, a patient in the Phase 1 trial of SEL-403 experienced a Grade 5 SAE (patient death) related to pneumonitis, which was deemed by the trial investigator to be probably related to ImmTOR and possibly related to the patient’s pleural mesothelioma condition, and in November 2018, FDA placed the IND for SEL-403 on full clinical hold due to adverse events observed in the Phase 1 trial. We are working with the NCI investigators to fully understand the data from the trial in order to define the future development of SEL-403 in mesothelioma, pancreatic cancer and other oncology indications, but have decided to deprioritize the SEL-403 Phase 1 oncology program.
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
RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES AND MANUFACTURING
We rely on 3SBio in China as our primary supplier of pegadricase and on other third parties for the manufacture of our product candidates for preclinical and clinical testing, and expect to continue to do so for the foreseeable future. Our reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such quantities may not be available at an acceptable cost, or in compliance with regulatory requirements, which could delay, prevent or impair our development or commercialization efforts.
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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing application to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as current good manufacturing practices, or cGMPs, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or suppliers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third‑party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for required raw materials used in the manufacture of our product candidates or for the manufacture of finished product. Moreover, we often rely on one CMO to produce multiple product components. For instance, one of our CMOs produces several polymers used in our ImmTOR technology. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and expected future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.
Our existing collaborations are important to our business, and future licenses may also be important to us. If we are unable to maintain any of these collaborations, or if these arrangements are not successful, our business could be adversely affected.
We have entered into collaborations with other parties, including pharmaceutical companies and universities, to develop products based on our ImmTOR technology, and such collaborations and licensing arrangements currently represent a significant portion of our product pipeline. Certain of our collaborations also provide us with important funding for some of our development programs and we expect to receive additional funding under collaborations in the future. Our existing collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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
If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under such collaborations. If we do not receive the funding we expect under these agreements, our continued development of our ImmTOR technology and product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our therapeutic program collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.
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
Our reliance on these third parties for research and development activities will reduce our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practice, or GCP, regulations, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or third-party contractors fail to comply with applicable GCPs, the data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government‑sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
We have a pilot manufacturing facility at our Watertown, Massachusetts location where we conduct process development, scale‑up activities and the manufacture of ImmTOR product candidates for preclinical use. We rely on the scale equipment at our CMOs for the manufacture of the clinical supply of all of our product candidates. If our facility, or our CMOs’ facilities, were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead‑time to replace our manufacturing capabilities. In such event, we would be forced to identify and rely entirely on alternative third‑party contract manufacturers for an indefinite period of time. Any disruptions or delays at our facility or its failure to meet regulatory compliance would impair our ability to develop and commercialize our product candidates, which would adversely affect our business and results of operations.
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
We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
The Biologics Price Competition and Innovation Act of 2009 (BPCIA) was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
We believe that any product candidate approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
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

-
analogous state laws and regulations, such as state anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third‑party payors, including private insurers; requirements to comply with federal and pharmaceutical industry compliance guidelines, and; state data privacy and price transparency laws, many of which differ from each other in significant ways and often are broader than and not preempted by HIPAA or the Sunshine Act, thus complicating compliance efforts; and

-
similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation, or GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union (including health data).

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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. The Trump Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, repeal or replacement. Most recently, the Tax Cuts and Jobs Acts (the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
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
Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any of our product candidates, if approved, could be subject to post‑marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unexpected problems with our products.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti‑corruption laws, and anti‑money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
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
RISKS RELATED TO OUR INTELLECTUAL PROPERTY
If we or our licensors are unable to adequately protect our proprietary technology, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would negatively impact our business.
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
The patent prosecution process is expensive and time‑consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner or in all jurisdictions. As we reach the statutory deadlines for deciding whether and where to initiate prosecution in specific foreign jurisdictions by filing national stage applications based on our Patent Cooperation Treaty, or PCT, applications, we will have to decide whether and where to pursue patent protection for the various inventions claimed in our patent portfolio, and we will only have the opportunity to obtain patents in those jurisdictions where we pursue protection. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know‑how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business. We also cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete and thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.
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

Moreover, other parties may have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications, and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming similar methods or by claiming subject matter that could dominate our patent position. In addition, it may be some time before we understand how patent offices react to our patent claims and whether they identify prior art of relevance that we have not already considered.
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
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, and our issued patents covering our product candidates could be found invalid or unenforceable or could be interpreted narrowly if challenged in court.
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
The lives of our patents may not be sufficient to effectively protect our products and business.
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates, proprietary technologies and their uses are obtained, once the patent life has expired, we may be open to competition. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. If we do not have sufficient patent life to protect our product candidates, proprietary technologies and their uses, our business and results of operations will be adversely affected
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
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
RISKS RELATED TO OUR OPERATIONS
Our new corporate strategy and restructuring may not be successful.
On January 3, 2019, following a strategic business review, we announced our new strategy to focus on the development of SEL-212 for the treatment of chronic refractory gout and advancement of our ImmTOR technology in the area of gene therapy, specifically ImmTOR in combination with AAV gene therapy for the treatment of CN, as well as the deprioritization of our oncology development program. The success of this strategic shift will depend on our ability to successfully develop our product candidates, hire and retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital. The early stage development of novel product candidates is highly unpredictable due to the lengthy and expensive process of clinical drug development, potential for safety, efficacy or tolerability problems with such product candidates, unexpected expenses or inaccurate financial assumptions or forecasts, potential delays or unfavorable decisions of regulatory agencies and competition for targeted indications or within targeted markets. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations or financial condition.
Also on January 3, 2019, as a result of our strategic business review, we announced our plan to reduce budgeted headcount by approximately 36% to align our workforce with our newly announced strategy. While the reduction in workforce generally affects employees in all areas, those working in research and related general and administrative functions were most affected. The reduction in workforce resulted in the termination of approximately 17 employment positions effective January 3, 2019. Following the reduction in workforce, we expect to have approximately 45 full-time employment positions and to be appropriately resourced to continue executing on our current strategy. We substantially completed the reduction in workforce during the first quarter of 2019. Our workforce after these actions may not be sufficient to fully execute our new strategy, and we may not be able to effectively attract or retain new management or qualified employees needed to implement this strategy.

We estimate that we will incur aggregate charges in connection with the reduction in workforce of approximately $0.5 million, all of which are expected to be cash expenditures. However, our restructuring activities may also result in unexpected risks or costs, such as employee claims and contractual disputes and the risk that the actual financial and other impacts of the reductions could vary materially from the outcomes anticipated, which may have a material adverse effect on our results of operations or financial condition.
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on Carsten Brunn, Ph.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements or offer letters with Dr. Brunn and certain of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
Earl Sands, M.D., our Chief Medical Officer, retired effective January 1, 2019. In March 2019, John Leaman, M.D., our Chief Financial Officer and Head of Corporate Strategy, announced his intention to resign effective March 31, 2019. Recruiting and retaining a new Chief Medical Officer and Chief Financial Officer will be critical to our success. We anticipate that we will experience a transitional period until our new Chief Medical Officer and Chief Financial Officer are hired and fully integrated into his or her new roles. Any delay or failure to recruit Dr. Sands' and Dr. Leaman’s successors may adversely affect our business and financial results. We cannot predict how long it will take to hire a new Chief Medical Officer and Chief Financial Officer and if we are not able to appoint a new Chief Medical Officer and Chief Financial Officer in a timely manner, or we are forced to operate with a transitional leadership team, our business, financial condition, and results of operations could be materially and adversely affected. Moreover, we cannot provide any assurance that the transition in leadership will not result in a disruption that adversely impacts our business and employee morale.
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 32.1% of our outstanding voting stock as of December 31, 2018. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of an aggregate of approximately 3.1 million shares of our common stock as of December 31, 2018 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
Recently-enacted U.S. Tax reform legislation could adversely affect our business and financial condition.
The TCJA has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”), adopting elements of a territorial tax system, imposing a one-time transition tax, or repatriation tax, on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the TCJA may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the TCJA will have on us on an ongoing basis. We urge our investors to consult with their legal and tax advisors with respect to the TJCA.
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
Item 3. Legal Proceedings
We are not party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Directors of the Registrant
Carsten Brunn, Ph.D. has served as our President, Chief Executive Officer and member of our board of directors since December 2018. Prior to joining Selecta Biosciences, Inc., Dr. Brunn was the President of Pharmaceuticals for the Americas Region at Bayer and a member of the Global Pharmaceutical Executive Committee. Prior to being appointed to that role in 2017, he was the President of Bayer Pharmaceuticals in Japan, a role he held since 2013. He also served as the Chairman of the European Federation of Pharmaceutical Industries and Associations (EFPIA) Japan, an organization representing innovative pharmaceutical companies in Japan. Over the last 25 years, Dr. Brunn has held a number of senior leadership positions in Europe, Asia and the United States at leading companies such as Eli Lilly, Novartis, Basilea and Bausch and Lomb. Dr. Brunn graduated from the University of Freiburg in Germany with a Master of Science in Pharmaceutical Sciences. In addition, he studied at the University of Washington under a research scholarship. He received his Ph.D. in Chemistry from the University of Hamburg, Germany and completed his executive education at London Business School.
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

Executive Officers of the Registrant
Lloyd Johnston, Ph.D. has served as our Chief Operating Officer and Senior Vice President, Research and Development since January 2014. Dr. Johnston served as Selecta’s Senior Vice President of Pharmaceutical Research, Development and Operations from January 2011 to December 2013 and Vice President of Pharmaceutical Research from July 2008 to January 2011. Prior to joining Selecta, Dr. Johnston was Vice President of Operations for Alkermes, Inc. from 2004 to 2008, and served in several roles, including Director of Manufacturing, from 1999 to 2004, with responsibility for process development, scale-up, and clinical manufacturing for pulmonary and sustained release injectable products, as well as leadership of Alkermes’ manufacturing facility in Chelsea, MA. At Alkermes, Dr. Johnston was also a project leader and member of Steering Committees for numerous products through various stages of development from Phase 1 through registration. Dr. Johnston was an original member of Advanced Inhalation Research Inc., or AIR, a private company formed in 1998 and acquired by Alkermes in 1999. Prior to joining AIR, Dr. Johnston was a lecturer in the Department of Chemical Engineering at the University of New South Wales in Sydney, Australia. He received his B.Sc. in Chemical Engineering from Queen’s University in Ontario, Canada, and his M.S. and Ph.D. in Chemical Engineering from MIT.
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
John Leaman, M.D. has served as our Chief Financial Officer, Head of Corporate Strategy since October 2017. Dr. Leaman previously served as Head of Corporate Development at InfaCare Pharmaceutical Corp., a specialty pharmaceutical company that was recently acquired by Mallinckrodt plc., from June 2016 to September 2017. Prior to this, Dr. Leaman was Chief Financial Officer of Medgenics, Inc., a publicly traded biotech company from September 2013 to February 2016. He also previously held senior roles at Shire plc from 2012 to 2014 and Devon Park Bioventures, a venture capital fund targeting investments in therapeutics companies from 2007 to 2012. Dr. Leaman brings to Selecta extensive licensing, merger and acquisition experience and began his career serving a range of life sciences companies as an Associate Principal at McKinsey & Company from 2002 to 2007. Dr. Leaman received an M.D. from the Perelman School of Medicine at the University of Pennsylvania, an M.B.A. from the Wharton School at the University of Pennsylvania, a B.A. in psychology, philosophy and physiology from Oriel College, University of Oxford while completing a Rhodes Scholarship, and a B.S. in biology from Elizabethtown College.
Stephen Smolinski has served as our Chief Commercial Officer since October 2017. Mr. Smolinski previously served as the Vice President and Head of the North American Rheumatology Business Unit of Sanofi/Genzyme, a pharmaceutical company from June 2015 to August 2017, where he led the development of the company’s commercialization plans for the rheumatoid arthritis medicine KEVZARA®. Prior to this, he served as Group Vice President of Immunology & Inflammation, Global Strategic Unit at Sanofi a pharmaceutical company, from July 2013 to June 2015. Mr. Smolinski also previously held senior commercial roles at Roche-Genentech, Bristol-Myers Squibb, Johnson & Johnson and Savient Pharmaceuticals. Mr. Smolinski received a B.S. in health care administration from Oregon State University.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is publicly traded on The Nasdaq Global Market under the symbol “SELB.”
Holders
As of March 8, 2019, there were approximately 44,733,437 shares of our common stock outstanding held by approximately 44 holders of record.
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
The graph set forth below compares the cumulative total stockholder return on our common stock between June 21, 2016 (the date of our initial public offering) and December 31, 2018, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 at the market close on June 21, 2016 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Company/Index	6/21/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018

Selecta Biosciences, Inc.	$100.00	$101.79	$122.50	$102.29	$141.86	$130.36	$70.07	$72.79	$94.64	$111.07	$19.00
Nasdaq Composite Index	100.00	110.25	112.08	123.43	128.57	136.36	145.29	146.14	155.39	166.48	137.28
Nasdaq Biotechnology Index	100.00	112.98	103.59	114.82	121.55	130.97	126.00	125.07	128.76	143.01	113.48

Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any of our equity securities during the quarter ended December 31, 2018, nor issue any securities that were not registered under Securities Act.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
None.

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
We have derived the consolidated statement of operations and comprehensive loss data for the years ended December 31, 2018, 2017, and 2016, and the consolidated balance sheet data as of December 31, 2018, and 2017, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and comprehensive loss for the years ended December 31, 2015 and 2014 the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results that should be expected in the future.

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data
Grant and collaboration revenue	$903	$207	$8,083	$6,011	$3,040
Operating expenses	65,925	63,991	42,753	31,315	18,439
Loss from operations	(65,022)	(63,784)	(34,670)	(25,304)	(15,399)
Loss on extinguishment of debt	—	(673)	—	—	—
Other income (expense), net	(314)	(864)	(1,540)	130	2,519
Net loss	$(65,336)	$(65,321)	$(36,210)	$(25,174)	$(12,880)
Net loss per share:
Basic and diluted	$(2.92)	$(3.20)	$(3.89)	$(15.13)	$(7.84)
Weighted average common shares outstanding:
Basic and diluted	22,389,286	20,425,050	10,493,939	2,150,422	2,090,677

	As of December 31,
(In thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term deposits and investments	$37,403	$96,562	$84,141	$36,462	$16,592
Total assets	$44,482	$101,100	$89,301	$42,824	$22,228
Loans payable	$21,385	$21,042	$7,977	$11,855	$4,824
Redeemable convertible preferred stock	$—	$—	$—	$137,482	$94,033
Total stockholders' equity (deficit)	$(5,418)	$51,814	$54,957	$(116,493)	$(87,755)

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
OVERVIEW
We are a clinical-stage biopharmaceutical company using our ImmTOR technology with the goal to effectively and safely treat rare and serious diseases by enabling the development of novel biologic therapies that would otherwise be limited by their immunogenicity. Many such diseases are treated with biologic therapies that are foreign to the patient’s immune system and therefore elicit an undesired immune response.
Our proprietary tolerogenic ImmTOR technology encapsulates an immunomodulator in biodegradable nanoparticles to mitigate the formation of ADAs by inducing antigen-specific immune tolerance to biologic drugs. We believe ImmTOR has potential to enhance the efficacy without compromising the safety of existing approved biologic drugs, improve product candidates under development and enable novel therapeutic modalities, such as re-administration of systemic gene therapy.
Our lead product candidate, SEL-212, is a combination of a therapeutic uricase enzyme and our ImmTOR technology that is designed to be the first biologic treatment that durably controls uric acid while also dissolving harmful deposits of uric acid in patients with chronic refractory gout, a debilitating rare disease with an unmet medical need. We have submitted to the FDA two investigational new drug, or IND, applications for SEL-212, both of which are active. Each IND lists us as the named sponsor and is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy. SEL-212 is currently in a Phase 2 clinical program in multiple clinical sites in the United States. Based on our Phase 1/2 clinical data, we believe that SEL-212 has the potential to control serum uric acid levels and mitigate the formation of ADAs in response to the therapeutic enzyme. We are planning to conduct a head-to-head clinical trial of SEL-212 compared to the current FDA-approved uricase therapy, Krystexxa.
SEL-212 is designed as a monthly treatment for chronic refractory gout consisting of ImmTOR co-administered with pegadricase, our proprietary pegylated uricase. Our preclinical data indicate that ImmTOR, when co-administered with pegadricase, may induce antigen-specific immune tolerance to pegadricase and substantially reduce the formation of associated ADAs. Our Phase 1 data shows that ImmTOR mitigated the formation of ADAs against pegadricase after a single dose of SEL-212. We believe that SEL-212 has the potential to offer a uniquely effective treatment for patients with chronic refractory gout, while also demonstrating the clinical effectiveness of our ImmTOR technology. We expect our clinical and marketing strategy for SEL-212 to initially focus on the estimated 160,000 patients in the United States with chronic refractory gout that are being treated by rheumatologists.
We are also developing two gene therapy product candidates in preclinical development for rare inborn errors of metabolism. SEL-302, our lead gene therapy product candidate, is a potential treatment for methylmalonic acidemia, which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. Our second gene therapy product candidate, SEL-313, is being developed to treat ornithine transcarbamylase deficiency. In September 2018, we announced a new collaboration with CureCN, a European consortium, for the use of our ImmTOR technology in combination with an AAV gene therapy in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. We expect CureCN to initiate preclinical toxicology studies in the first half of 2019 and for the combination product candidate to enter the clinic in the second half of 2019 with the goal of potentially re-dosing gene therapy.
We were incorporated in 2007 under the laws of the State of Delaware and our corporate headquarters is in Watertown, Massachusetts. Our operations to date have been limited to organizing and staffing our company, business planning, acquiring operating assets, raising capital, developing our technology, identifying potential nanoparticle immunomodulatory product candidates, research and development, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through the public offering and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We do not have any products approved for sale and have not generated any product sales. All of our revenue to date has been generated from research grants and contracts
Since inception, we have incurred significant operating losses. We incurred net losses of $65.3 million and $65.3 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $280.4 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

-    conduct additional clinical trials for SEL‑212;
-    continue the research and development of our other product candidates;
-    seek to enhance our ImmTOR technology and discover and develop additional product candidates;
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
The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. However, prior to beginning the Phase 3 clinical program, we expect to conduct the planned head-to-head Phase 2 trial against Krystexxa. We believe that we have the financial resources to complete the planned head-to-head Phase 2 trial against Krystexxa, but will require an additional equity offering or other external sources of capital to conduct the planned Phase 3 program for SEL-212. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K. For additional information, see “Liquidity and Capital Resources.”
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
We have incurred a total of $198.0 million in research and development expenses from inception through December 31, 2018, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine candidate, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.

As we expand the clinical development of SEL‑212 and our gene therapy programs, we expect our research and development expenses to increase. In addition, as a result of the termination of the Sanofi Agreement, which was effective on May 8, 2017, we exercised our right to acquire the development programs under the Sanofi Agreement. The exercise itself did not require the payment of any consideration to Sanofi. We are solely responsible for performing and funding any development and clinical trial activities relating to further development of vaccine candidates that we choose to undertake after the termination date of the Sanofi Agreement.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Year ended December 31,
	2018	2017	2016
Research and development expenses (key projects and initiatives):
SEL-212	$22,770	$19,593	$9,936
SELA-070	1,602	1,227	3,781
Discovery and preclinical stage product candidate programs, collectively	2,623	6,933	1,583
Other internal research and development expenses	20,692	17,412	14,402
Total research and development expenses	$47,687	$45,165	$29,702

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
Other income (expense)
Other income (expense) for the years ended December 31, 2018, 2017 and 2016 was de minimis.
Foreign currency transaction gain (loss)

The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. At December 31, 2018 and December 31, 2017, we maintained cash of $0.4 million and $1.3 million, respectively, in Russian banks, of which $0.4 million and $1.2 million was denominated in U.S. dollars for the year ended December 31, 2018 and the year ended December 31, 2017, respectively. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.
Income taxes
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. We have recognized the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. The impact of the remeasurement of our U.S. deferred tax assets and liabilities to 21% resulted in the reduction of deferred tax assets of approximately $23.4 million, which is offset by a full valuation allowance, thus there is no net effect. We recorded no tax expense related to the deemed repatriation tax because our foreign entity, Selecta (RUS) is a foreign disregarded entity, which is not subject to the repatriation tax.

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
Clinical Trial Costs
Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these costs to third parties. Third party clinical trial expenses include patient costs, clinical research organization costs and costs for data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued clinical trial cost. These third party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. We also record accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical clinical accrual estimates made by the Company have not been materially different from the actual costs.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively referred to as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, which is also referred to herein as "legacy GAAP" or the "previous guidance". Refer to Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the impact of adoption of ASU 2014-09 on our consolidated financial position, results of operations, equity and cash flows as of the adoption date and for the three and twelve months ended December 31, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures.
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Spark (see Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
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
Smaller Reporting Company
We qualify as a “smaller reporting company” under the rules of the Securities Act and the Exchange Act. As a result, in addition to the exemptions available to us as an “emerging growth company,” we may choose to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we are not required to provide a contractual obligations table in Part II, Item 7 of our Annual Report on Form 10-K and we are permitted to include only two years of consolidated financial statements. Additionally, even if we cease to be an emerging growth company as noted above, as long as we continue to be a smaller reporting company, we may continue to rely on the reduced executive compensation disclosure obligations available to emerging growth companies. We will remain a smaller reporting company until the last day of the fiscal year in which the aggregate market value of our common stock held by non-affiliated persons and entities, or our public float, was less than $250 million as of the last business day of our most recently completed second fiscal quarter, or the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in public float as of the last business day of our most recently completed second fiscal quarter.

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2018 and 2017
Revenue
The following is a comparison of revenue for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2018	2017	(decrease)
Grant revenue	$903	$159	$744	468%
Collaboration revenue	—	48	(48)	—%
Total revenue	$903	$207	$696	336%

During the year ended December 31, 2018, we recognized the remaining grant revenues from NIDA after receiving final approval from NIDA. The increase in grant revenue was the sole result of the conclusion of NIDA versus the conclusion of the grant terms associated with our other grant revenues in 2017.
Research and development
The following is a comparison of research and development expenses for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2018	2017	(decrease)
Research and development	$47,687	$45,165	$2,522	6%

During the year ended December 31, 2018, our research and development expenses increased by $2.5 million, or 6%, as compared to 2017, reflecting increases of $3.2 million relating to our Phase 2 trial of SEL-212 and planning for the SEL-212 Phase 3 program, $1.7 million of compensation costs related to headcount growth to support the clinical trial programs and pipeline advancements, $0.9 million for facilities, and $0.7 million of stock compensation expense, offset by a decrease of $4.3 million for preclinical stage product programs.
General and administrative
The following is a comparison of general and administrative expenses for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2018	2017	(decrease)
General and administrative	$18,238	$18,826	$(588)	(3)%

During the year ended December 31, 2018, our general and administrative expenses decreased by $0.6 million, or 3%, as compared to 2017, primarily due to decreases of $0.5 million in patent expense, $0.7 million in consulting fees and $0.8 million in contract license fees associated with collaborations, offset by an increase of $1.0 million in stock compensation expense.
Investment income
Investment income increased by $0.4 million during the year ended December 31, 2018 as compared to 2017. This increase was due to the investment portfolio composition and higher yield earned on the investments.
Loss on extinguishment of debt
There was no extinguishment of debt during the year ended December 31, 2018. For the year ended December 31, 2017, we recognized a loss on extinguishment of debt of $0.7 million. The loss on extinguishment of debt consists of a final payment fee, a loan prepayment fee, the write-off of unamortized debt issuance costs, unamortized warrant valuation discount and miscellaneous costs incurred as a result of our repayment of the 2015 Term Loan totaling $10.0 million.
Foreign currency transaction gain (loss)
We recognized foreign currency gains of $0.1 million and losses of $0.1 million during the years ended December 31, 2018 and 2017, respectively, reflecting little fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $1.5 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
Other income (expense) was de minimis for the years ended December 31, 2018 and 2017.
Net Loss
Net loss for the year ended December 31, 2018 was $65.3 million compared to $65.3 million for the year ended December 31, 2017.

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

During the years ended December 31, 2017, our research and development expenses increased by $15.5 million, or 52%, as compared to the same period in 2016, reflecting increases of $9.7 million relating to our Phase 2 trial of SEL-212 and planning for the SEL-212 Phase 3 program, $5.4 million relating to discovery and preclinical stage product programs, $0.9 million for facilities and office costs, $0.6 million of stock compensation expense, $0.8 million of compensation costs related to headcount growth to support the clinical trial programs and pipeline advancements and $3.0 million of depreciation and other expenses, offset by decreases of $2.6 million relating to our Nicotine product candidate and $2.3 million for licenses and permits.
General and administrative
The following is a comparison of general and administrative expenses for the years ended December 31, 2017 and 2016 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2017	2016	(decrease)
General and administrative	$18,826	$13,051	$5,775	44%

During the year ended December 31, 2017, our general and administrative expenses increased by $5.8 million, or 44%, as compared to the same period in 2016, primarily due to $1.9 million related to growth in headcount to support public company filings and control processes, a $0.6 million increase in professional fees related to the universal shelf registration filing, $1.5 million of stock compensation expense, $0.8 million relating to contract licensing fees associated with collaborations, $0.5 million of office and facilities expense and $0.6 million in consulting fees, offset by a $0.3 million reduction in patent costs.
Investment income
Investment income increased by $0.4 million during the year ended December 31, 2017 as compared to 2016. This increase was due to the investment portfolio composition and higher yield earned on the investments.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $0.7 million during the year ended December 31, 2017. There was no extinguishment of debt during the year ended December 31, 2016. The loss on extinguishment of debt consists of a final payment fee, a loan prepayment fee, the write-off of unamortized debt issuance costs, unamortized warrant valuation discount and miscellaneous costs incurred as a result of our repayment of the 2015 Term Loan totaling $10.0 million.
Foreign currency transaction gain (loss)
We recognized foreign currency losses of $0.1 million during the year ended December 31, 2017, compared to a loss of $0.5 million during the year ended December 31, 2016, respectively, reflecting the fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.

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
From our inception through December 31, 2018, we have raised an aggregate of $310.8 million to fund our operations, of which $118.5 million was from the sale of preferred stock, $11.1 million was from government grants, $25.3 million was from borrowings under our credit facility, $44.3 million was through our collaborations and license agreements, $64.5 million in combined net proceeds was raised from our initial public offering in June 2016 and the underwriters' exercise in part of their option to purchase additional shares of our common stock in July 2016, and $47.1 million in combined net proceeds was raised from our private placement of common stock in June 2017, or the 2017 PIPE.
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
As of December 31, 2018, our cash and cash equivalents were $37.4 million, of which $0.4 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes. In January 2019, the Company completed an offering of its common stock which raised an additional $31.3 million in net proceeds to support operations.
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
As of December 31, 2018 and December 31, 2017, we had an accumulated deficit of $280.4 million and $216.9 million, respectively. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.
Management is exploring various sources of funding such as strategic collaborations and the issuance of equity to fund its operations. If the Company raises additional funds through strategic collaborations and alliances, which may include existing collaboration partners, the Company may have to relinquish valuable rights to its technologies or product candidates, or grant licenses on terms that are not favorable to the Company. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of its existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan includes the cost to prepare for the Phase 3 clinical program for SEL-212. However, prior to beginning the Phase 3 clinical program, the Company expects to conduct the planned head-to-head Phase 2 trial against Krystexxa. The Company will require an additional equity offering or other external sources of capital to conduct the Phase 3 clinical program. If the Company is unable to raise sufficient capital through the transactions discussed above, it intends to curtail expenses contemplated by the current operating plan, and the Company may be required to delay, limit, reduce or terminate its product development efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. Because of the uncertainty in securing additional capital and the insufficient amount of cash resources at December 31, 2018 and through the issuance of additional equity in January 2019, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including:
-    the scope, progress, results and costs of our clinical trials of SEL-212;

-	the number of product candidates that we pursue;

-	our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;

-	the cost of manufacturing clinical supplies of our product candidates;

-	our headcount growth and associated costs;

-	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
-    the costs, timing and outcome of regulatory review of our product candidates;

-	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

-	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

-	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

-	the effect of competing technological and market developments; and

-	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

Summary of Cash Flows

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash provided by (used in):
Operating activities	$(59,161)	$(52,026)	$(19,757)
Investing activities	25,272	(2,098)	(22,100)
Financing activities	697	66,023	67,659
Effect of exchange rate changes on cash	(153)	78	463
Net change in cash, cash equivalents, and restricted cash	$(33,345)	$11,977	$26,265
Operating activities
Net cash used in operating activities for the year ended December 31, 2018 was $59.2 million compared to $52.0 million in 2017, an increase of $7.2 million year over year. The increase in net cash used in operating activities was primarily due to an increase of $3.8 million to prepaid expenses, a decrease in accounts payable of $1.8 million, and a decrease of $3.2 million to accrued expenses. This was offset by an increase of $1.6 million in stock-based compensation expense.
The net cash used in operating activities in 2017 was primarily due to a $29.1 million increase in recorded net loss associated with the increased research and development expenses as we advanced from Phase 1 to Phase 2 clinical trials, a greater use of cash related to accounts payable of $5.0 million and a decrease in recorded deferred revenues of $7.5 million, offset by increases of $4.9 million in recorded accrued expenses, a $2.0 million reduction in restricted cash, prepaid expenses and other assets, an increase in stock-based compensation expense of $2.0 million and a $0.7 million loss on early extinguishment of debt.
Investing activities
Net cash provided by investing activities for the year ended December 31, 2018 was $25.3 million compared to net cash used in investing activities of $2.1 million in 2017. The net cash provided by investing activities in 2018 was primarily due to receipts of $41.7 million from maturities of short-term investments, offset by $15.6 million of purchases of short-term investments.
The net cash used in investing activities in 2017 was primarily due to $61.5 million of purchases of short-term investments, offset by receipts of $60.2 million from maturities of short-term investments.
Financing activities
Net cash provided by financing activities for the year ended December 31, 2018 was $0.7 million compared to net cash provided by financing activities of $66.0 million in 2017. The net cash provided by financing activities in 2018 was due to $0.2 million from the issuance of common stock under the ESPP and $0.5 million from the exercise of employee stock options.
The net cash provided by financing activities in 2017 was due to $47.1 million of net cash derived from the 2017 PIPE, $21.0 million from the issuance of the 2017 Term Loan, $10.0 million received in connection with the issuance of common stock to Spark for contractual equity acquisition rights, $0.7 million from the exercise of employee stock options and $0.2 million from the issuance of common stock under the ESPP, offset by $12.9 million of loan principle repayments.
Commitments and Contingencies
The following summarizes our principal contractual obligations as of December 31, 2018:

Contractual Obligations	Total	2019	2020	2021	2022	Later
Operating leases obligations (1)	$1,857	$1,482	$375	$—	$—	$—
Research and development contract obligations (2)	240	60	60	60	60	—
Debt obligations (3)	24,446	4,742	9,232	8,718	1,754	—
Total contractual obligations	$26,543	$6,284	$9,667	$8,778	$1,814	$—

________________________________________
(1) Operating lease obligations represent future minimum lease payments under non‑cancellable property leases in Watertown, Massachusetts. The minimum lease payments do not include common area maintenance charges, real estate taxes or any sublease income we may earn.

(2) Research and development contract obligations represent minimum annual license fees payable to universities or partners under our license agreements. Under our license agreement with the Massachusetts Institute of Technology, or MIT, milestone payments are due upon the occurrence of certain events and royalty payments commence upon our commercialization of a product. For purposes of presenting our contractual obligations under the MIT agreement, we have assumed license payments are fully offset by royalty payments in 2023.

(3) Debt obligations payments are based on the contractual payment dates.

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please refer to Item 8, “Financial Statements and Supplementary Data” within this Annual Report on Form 10‑K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2018 and December 31, 2017, we had cash, cash equivalents and short-term deposits and investments of $37.4 million and $96.6 million, respectively, consisting of non‑interest and interest‑bearing money market accounts, corporate bonds, U.S. government agency bonds and tri-party repurchase agreements. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.

In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. At December 31, 2018, we held $0.4 million of total cash in Russian banks to support our Russian subsidiary, which includes $0.4 million of cash and cash equivalents and no restricted cash, of which $0.4 million of cash and cash equivalents were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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
Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
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
Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm
This Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information in response to this item is contained in part under the caption “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 14, 2019 and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K regarding executive compensation will be included in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 14, 2019 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 14, 2019 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions, and director independence will be included in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 14, 2019 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 14, 2019 and is incorporated herein by reference.

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

(a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
4.1	Fifth Amended and Restated Investors' Rights Agreement, dated as of August 26, 2015, by and between the Registrant and each of the stockholders party thereto, as amended by Amendment No. 1 to Fifth Amended and Restated Investors Rights Agreement, dated as of June 7, 2016	S-1/A	333-211555	4.1	6/8/2016
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-211555	4.2	5/24/2016

4.3	Form of Warrant to Purchase Shares of Series D Preferred Stock, dated August 9, 2013 or July 25, 2014, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.5	5/24/2016
4.4	Form of Warrant to Purchase Shares of Series E Preferred Stock, dated December 31, 2015, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.6	5/24/2016
4.5	Common Stock Purchase Warrant, dated June 27, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	4.1	6/28/2017
4.6	Registration Rights Agreement, dated June 27, 2017, by and among the Registrant and the Investors named therein.	8-K	001-37798	10.3	6/28/2017
10.1#	2016 Incentive Award Plan and form of award agreements thereunder	S-1/A	333-211555	10.2	6/8/2016
10.2#	2016 Employee Stock Purchase Plan	S-1/A	333-211555	10.3	6/8/2016
10.3#	2018 Employment Inducement Incentive Award Plan, and form of agreements thereunder	8-K	001-37798	10.1	9/27/2018
10.4#	2008 Stock Incentive Plan and form of award agreements thereunder	S-1/A	333-211555	10.1	6/20/2016
10.5#	Non-Employee Director Compensation Program	S-1/A	333-211555	10.4	6/8/2016
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1	333-211555	10.5	5/24/2016
10.7(a)†	Exclusive Patent License Agreement, dated as of November 25, 2008, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(a)	5/24/2016
10.7(b)†	First Amendment to Exclusive Patent License Agreement, dated as of January 12, 2010, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(b)	5/24/2016
10.7(c)†	Letter Agreement, dated as of November 27, 2012, by and among the Registrant, Massachusetts Institute of Technology and Sanofi	S-1	333-211555	10.7(c)	5/24/2016
10.7(d)†	Letter Amendment, dated as of November 27, 2012, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(d)	5/24/2016
10.7(e)†	Second Amendment to Exclusive Patent License Agreement, dated as of August 29, 2013, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(e)	5/24/2016
10.7(f)†
Third Amendment to Exclusive Patent License Agreement, entered into on November 21, 2016 and effective as of November 18, 2016, by and between the Massachusetts Institute of Technology and the Registrant
		8-K/A	001-37798	10.3(a)	12/14/2016

10.7(g)†	Letter Agreement, dated as of December 2, 2016, by and between the Massachusetts Institute of Technology and the Registrant	8-K/A	001-37798	10.3(b)	12/14/2016
10.7(h)†	Letter Agreement, dated as of December 2, 2016, by and among Spark Therapeutics, Inc., the Massachusetts Institute of Technology and the Registrant	8-K/A	001-37798	10.3(c)	12/14/2016
10.8†	Amended and Restated License Agreement, dated as of May 31, 2017, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	10-Q	001-37798	10.6	8/11/2017
10.9†	Manufacturing Services Agreement, dated as of August 1, 2014, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	S-1	333-211555	10.10	5/24/2016
10.10†	Exclusive License Agreement, dated as of May 17, 2016, by and among the Registrant, the Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc.	S-1	333-211555	10.12	5/24/2016
10.11†	Lease, dated as of September 30, 2008, as amended by the First Amendment, dated as of July 12, 2011, the Second Amendment, dated as of October 11, 2011 and the Third Amendment, dated as of April 6, 2015, by and between the Registrant and ARE-480 Arsenal Street, LLC	S-1	333-211555	10.13	5/24/2016
10.12†	Fourth Amendment to Lease, dated August 21, 2016, by and between ARE-480 Arsenal Street LLC and Selecta Biosciences, Inc.	8-K	001-37798	10.1	9/14/2016
10.13#	Consulting Agreement, dated as of May 30, 2018, by and between the Registrant and Omid Farokhzad	10-Q	001-37798	10.2	8/8/2018
10.14#	Amendment to Consulting Agreement, dated December 31, 2018, to Consulting Agreement by and between Registrant and Omid Farokzhad, dated May 30, 2018					*
10.15#	Summary of Oral Agreement, by and between the Registrant and Omid Farokhzad	S-1/A	333-211555	10.16	6/8/2016
10.16#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Werner Cautreels	S-1/A	333-211555	10.17	6/8/2016
10.17#	Separation Agreement and Release, dated as of December 1, 2018, by and between the Registrant and Werner Cautreels, Ph.D.	8-K	001-37798	10.1	12/3/2018
10.18#	Consulting Agreement, dated as of December 1, 2018, by and between the Registrant and Werner Cautreels, Ph.D.	8-K	001-37798	10.2	12/3/2018
10.19#	Employment Agreement, dated as of September 25, 2018, by and between the Registrant and Carsten Brunn, Ph.D.	8-K	001-37798	10.2	9/27/2018

10.20#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Takashi Kei Kishimoto	S-1/A	333-211555	10.18	6/8/2016
10.21#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Lloyd P. M. Johnston, Ph.D.	S-1/A	333-211555	10.21	6/8/2016
10.22#	Employment Agreement, dated October 26, 2017, by and between the Registrant and John H. Leaman, M.D.	8-K	001-37798	10.1	10/26/2017
10.23#	Transition and Release Agreement, dated as of March 6, 2019, by and between the Registrant and John H. Leaman, M.D.	8-K	001-37798	10.1	3/8/2019
10.24#	Employment Agreement, dated October 26, 2017, by and between the Registrant and Stephen Smolinski	10-Q	001-37798	10.3	11/7/2017
10.25†	License and Option Agreement, dated as of December 2, 2016, by and between Spark Therapeutics, Inc. and the Registrant	8-K/A	001-37798	10.1	2/14/2017
10.26†	Stock Purchase Agreement, dated as of December 2, 2016, by and between Spark Therapeutics, Inc. and the Registrant	8-K/A	001-37798	10.2	12/14/2016
10.27†	Letter Agreement, dated June 6, 2017, by and between the Registrant and Spark Therapeutics, Inc.	10-Q	001-37798	10.7	8/11/2017
10.28†	Patent License Agreement, entered into as of April 27, 2017, by and between the U.S. Department of Health and Human Services, as represented by The National Cancer Institute an Institute or Center of the National Institutes of Health and the Registrant	10-Q	001-37798	10.1	5/11/2017
10.29	Securities Purchase Agreement, dated June 26, 2017, by and among the Registrant and the Investors named therein	8-K	001-37798	10.1	6/28/2017
10.30	Securities Purchase Agreement, dated June 26, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	10.2	6/28/2017
10.31	Loan and Security Agreement, dated September 12, 2017, by and between the Registrant and Silicon Valley Bank	8-K	001-37798	10.1	9/13/2017
21.1	Subsidiaries of Selecta Biosciences, Inc.	S-1	333-211555	21.1	5/24/2016
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

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

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Selecta Biosciences, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Selecta Biosciences, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and insufficient cash resources and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2014-09
As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Boston, Massachusetts
March 15, 2019

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	December 31,	December 31,
	2018	2017

Assets
Current assets:
Cash, cash equivalents, and restricted cash	$37,403	$70,698
Short-term deposits and investments	—	25,940
Prepaid expenses and other current assets	4,673	2,042
Total current assets	42,076	98,680
Property and equipment, net	2,127	2,091
Restricted cash and other assets	279	329
Total assets	$44,482	$101,100
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,100	$1,606
Accrued expenses	11,700	8,580
Loan payable, current portion	21,385	—
Deferred revenue, current portion	959	787
Total current liabilities	35,144	10,973
Non‑current liabilities:
Deferred rent and lease incentive	34	151
Loan payable, net of current portion	—	21,042
Deferred revenue, net of current portion	13,818	15,919
Other long‑term liabilities	904	1,201
Total liabilities	49,900	49,286
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 22,471,776 and 22,343,254 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	279,539	273,128
Accumulated deficit	(280,403)	(216,897)
Accumulated other comprehensive loss	(4,557)	(4,420)
Total stockholders’ (deficit) equity	(5,418)	51,814
Total liabilities and stockholders’ equity	$44,482	$101,100
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016

Grant and collaboration revenue	$903	$207	$8,083
Operating expenses:
Research and development	47,687	45,165	29,702
General and administrative	18,238	18,826	13,051
Total operating expenses	65,925	63,991	42,753
Loss from operations	(65,022)	(63,784)	(34,670)
Investment income	1,050	617	234
Loss on extinguishment of debt	—	(673)	—
Foreign currency transaction gain (loss), net	120	(123)	(525)
Interest expense	(1,494)	(1,206)	(1,253)
Other income (expense), net	10	(152)	4
Net loss	(65,336)	(65,321)	(36,210)
Other comprehensive loss:
Foreign currency translation adjustment	(153)	78	504
Unrealized gain (loss) on securities	16	20	(36)
Total comprehensive loss	$(65,473)	$(65,223)	$(35,742)

Net loss	$(65,336)	$(65,321)	$(36,210)
Accretion of redeemable convertible preferred stock	—	—	(4,566)
Net loss attributable to common stockholders	$(65,336)	$(65,321)	$(40,776)

Net loss per share:
Basic and diluted	$(2.92)	$(3.20)	$(3.89)
Weighted average common shares outstanding:
Basic and diluted	22,389,286	20,425,050	10,493,939

The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

	Series A		Series B		Series C		Series D		Series SRN		Series E
	redeemable		redeemable		redeemable		redeemable		redeemable		redeemable							Accumulated
	convertible		convertible		convertible		convertible		convertible		convertible				Additional	Stock		other
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		Common stock		paid‑In	option	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	receivable	deficit	loss	Equity (Deficit)
Balance at December 31, 2015	2,589,868	$3,644	7,437,325	$21,448	5,000,002	$20,178	8,099,994	$42,902	2,111,109	$12,082	8,888,888	$37,228	2,173,399	$—	$1	$—	$(111,508)	$(4,986)	$(116,493)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	8,535	—	21	—	—	—	21
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	71,816	—	224	(75)	—	—	149
Stock‑based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,030	—	—	—	2,030
Accretion of preferred stock to redemption value	—	75	—	449	—	446	—	1,131	—	913	—	1,552	—	—	(708)	—	(3,858)	—	(4,566)
Exercise of common warrants	—	—	—	—	—	—	—	—	—	—	—	—	572,003	—	—	—	—	—	—
Conversion of convertible stock upon listing	(2,589,868)	(3,719)	(7,437,325)	(21,897)	(5,000,002)	(20,624)	(8,099,994)	(44,033)	(2,111,109)	(12,995)	(8,888,888)	(38,780)	10,126,118	1	142,047	—	—	—	142,048
Issuance of common stock, Initial public offering net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	5,289,633	—	64,465	—	—	—	64,465
Issuance of common stock, license agreement	—	—	—	—	—	—	—	—	—	—	—	—	197,238	—	2,743	—	—	—	2,743
Conversion of series D preferred stock warrants into warrants for the purchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	189	—	—	—	189
Conversion of series E preferred stock warrants into warrants for the purchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	113	—	—	—	113
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	504	504
Unrealized gains (losses) on securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(36)	(36)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(36,210)	—	(36,210)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	18,438,742	$1	$211,125	$(75)	$(151,576)	$(4,518)	$54,957
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	—	—	—	—	16,263	—	180	—	—	—	180
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	269,842	—	630	75	—	—	705
Stock‑based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,080	—	—	—	4,080

Issuance of common stock, license agreement	—	—	—	—	—	—	—	—	—	—	—	—	529,616	—	10,000	—	—	—	10,000
Issuance of common stock, Private placement net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	3,088,791	2	47,113	—	—	—	47,115
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	78	78
Unrealized gains (losses) on securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	20	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(65,321)	—	(65,321)
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	22,343,254	$3	$273,128	$—	$(216,897)	$(4,420)	$51,814
Adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,830	—	1,830
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	—	—	—	—	24,738	—	196	—	—	—	196
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	103,784	—	501	—	—	—	501
Stock‑based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,714	—	—	—	5,714
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(153)	(153)
Unrealized gains (losses) on securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16	16
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(65,336)	—	(65,336)
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	22,471,776	$3	$279,539	$—	$(280,403)	$(4,557)	$(5,418)
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016

Cash flows from operating activities
Net loss	$(65,336)	$(65,321)	$(36,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	975	750	802
Amortization of premiums (accretion of discounts) on investments	(101)	233	193
(Gain) loss on disposal of property and equipment	(81)	36	3
Stock‑based compensation expense	5,714	4,081	2,051
Non‑cash interest expense	449	390	263
Loss on extinguishment of debt	—	673	—
Net unrealized losses on investments	—	—	12
Changes in operating assets and liabilities:
Accounts receivable	—	152	610
Prepaid expenses, deposits and other current assets	(2,631)	1,225	(831)
Accounts payable	(516)	(2,327)	2,686
Deferred revenue	(101)	2,432	10,409
Contingently repayable grant funding	—	—	(461)
Accrued expenses and other liabilities	2,467	5,650	716
Net cash used in operating activities	(59,161)	(52,026)	(19,757)
Cash flows from investing activities
Receipts from the maturity of short-term investments	41,655	60,158	6,900
Purchases of short-term investments	(15,598)	(61,527)	(28,416)
Purchases of property and equipment	(884)	(733)	(586)
Proceeds from the sale of property and equipment	99	4	2
Net cash provided by (used in) investing activities	25,272	(2,098)	(22,100)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of expenses	—	20,957	—
Repayments of long-term debt	—	(12,934)	—
Proceeds from Initial Public Offering, net of underwriters' discounts and commissions	—	—	68,870
Deferred IPO costs paid	—	—	(4,103)
Proceeds from Private Placement, net of issuance costs ($2.9 million)	—	47,114	—
Proceeds from issuance of common stock	—	10,000	2,743
Proceeds from exercise of stock options	501	706	149
Proceeds from issuance of common stock under Employee Stock Purchase Plan	196	180	—
Net cash provided by financing activities	697	66,023	67,659
Effect of exchange rate changes on cash	(153)	78	463
Net change in cash, cash equivalents, and restricted cash	(33,345)	11,977	26,265
Cash, cash equivalents, and restricted cash at beginning of period	71,027	59,050	32,785
Cash, cash equivalents, and restricted cash at end of period	$37,682	$71,027	$59,050
Supplement cash flow information
Cash paid for interest	$1,134	$905	$972
Noncash investing activities
Purchase of property and equipment not yet paid	$145	$103	$147
Unrealized gain (loss) on marketable securities	$16	$20	$(36)
Reclassification of deferred IPO costs from non-current assets to additional paid-in capital	$—	$—	$4,404
Debt issuance costs included in accounts payable	$—	$—	$122
Accrued dividends and accretion of preferred stock to redemption value	$—	$—	$4,566

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

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

To date, the Company has financed its operations primarily through the initial public offering of its common stock, a private placement of its common stock, issuances of preferred stock, debt, research grants and research collaborations. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. All of its revenue to date has been collaboration and grant revenue. The Company has devoted substantially all of its financial resources and efforts to developing its ImmTOR technology, identifying potential product candidates and conducting preclinical studies and its clinical trials. The Company is in the early stages of development of its product candidates, and it has not completed development of any ImmTOR-enabled therapies.

As of December 31, 2018, the Company’s cash and cash equivalents were $37.4 million, of which $0.4 million was held by its Russian subsidiary designated solely for use in its operations. In addition, approximately $31.3 million was raised from an equity offering that closed in January 2019. The Company has incurred losses and negative cash flows from operating activities since inception. As of December 31, 2018, and December 31, 2017, the Company had an accumulated deficit of $280.4 million and $216.9 million, respectively. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

Management is exploring various sources of funding such as strategic collaborations and the issuance of equity to fund its operations. If the Company raises additional funds through strategic collaborations and alliances, which may include existing collaboration partners, the Company may have to relinquish valuable rights to its technologies or product candidates, or grant licenses on terms that are not favorable to the Company. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of its existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan includes the cost to prepare for the Phase 3 clinical program for SEL-212. However, prior to beginning the Phase 3 clinical program, the Company expects to conduct the planned head-to-head Phase 2 trial against Krystexxa. The Company will require additional external sources of capital to conduct the Phase 3 clinical program. If the Company is unable to raise sufficient capital through the transactions discussed above, it intends to curtail expenses contemplated by the current operating plan, and the Company may be required to delay, limit, reduce or terminate its product development efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. Because of the uncertainty in securing additional capital and the insufficient amount of cash resources at December 31, 2018 and through the issuance of additional equity in January 2019, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K.

All amounts due under the 2017 Term Loan (Note 9) have been classified as a current liability as of December 31, 2018 due to the considerations discussed above and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Annual Report on Form 10-K.

Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2018, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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
As of December 31, 2018, the Company has restricted cash balances relating to a secured letter of credit in connection with its Headquarters Lease (as defined in Note 8). The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$37,403	$70,622	$58,656
Restricted cash	—	76	78
Restricted cash included in other assets	279	329	316
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$37,682	$71,027	$59,050

Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of December 31, 2018, the Company maintained approximately $0.4 million in Russian bank accounts, of which $0.4 million was held in U.S. dollars.
The Company did not have any off-balance sheet arrangements as of December 31, 2018 and December 31, 2017.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, short‑term investments, restricted cash, accounts payable, loans payable, and common stock warrants. The carrying amounts of cash equivalents, short-term investments, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At December 31, 2018, the carrying amount of the Company's loan payable approximates its estimated fair value due to the short-term nature of the instrument.
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
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the twelve months ended December 31, 2018 or the year ended December 31, 2017.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight‑line method over the estimated useful lives of the respective assets, generally seven years for furniture and fixtures, five years for laboratory equipment, software and office equipment and three years for computer equipment. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. Major additions and betterments are capitalized. Maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations as incurred. Costs incurred for construction in progress are recorded as assets and are not amortized until the construction is substantially complete and the assets are ready for their intended use.
Impairment of Long‑Lived Assets
The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available, which is at the entity level ("asset group"). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Based on management's evaluation, the fair value of the asset group, measured as the market capitalization of the Company exceeds its carrying value, and for this reason the Company did not recognize an impairment loss during the twelve months ended December 31, 2018 and 2017.
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
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2015	$(4,986)	$—	$(4,986)
Other comprehensive income (loss) during the year	504	(36)	468
Balance at December 31, 2016	$(4,482)	$(36)	$(4,518)
Other comprehensive income during the year	78	20	98
Balance at December 31, 2017	$(4,404)	$(16)	$(4,420)
Other comprehensive income (loss) during the period	(153)	16	(137)
Balance at December 31, 2018	$(4,557)	$—	$(4,557)

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
The Company enters into agreements that contain multiple deliverables. Prior to the adoption of ASC 606, when evaluating multiple element arrangements, the Company considered whether the deliverables under the arrangement represent separate units of accounting. In determining the units of accounting, management evaluated certain criteria, including whether the deliverables had standalone value. The consideration received was allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria was applied to each of the separate units. If deliverables had no standalone value, they were grouped together and revenue was recognized over the estimated performance period.
Prior to the adoption of ASC 606, the Company determined the estimated selling price for deliverables within each agreement using vendor‑specific objective evidence (“VSOE”) of selling price, if available, third‑party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE was available. Since the Company is a clinical stage company without a marketable product the Company used its best estimate of selling price to estimate the selling price for licenses and deliverables related to the Company’s proprietary technology.
Prior to the adoption of ASC 606, options for future deliverables were considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. When an option was considered substantive and there is no significant incremental discount, the option is not considered a deliverable in the arrangement and no consideration is allocated to it. Conversely, when an option was not considered substantive or it was considered substantive but was priced at an incremental discount, it would have been considered a deliverable at the inception of the arrangement and a corresponding amount would be included in the initial consideration.
The Company may receive upfront payments when licensing its intellectual property in conjunction with a manufacturing or a research and development agreement. Prior to the adoption of ASC 606, when management believed the license to its intellectual property did not have stand‑alone value from the other deliverables to be provided in the arrangement, the Company generally recognized revenue attributed to the license over the Company’s contractual or estimated performance period. When management believed the license to its intellectual property had stand‑alone value, the Company generally recognized revenue attributed to the license upon delivery.
Prior to the adoption of ASC 606, at the inception of each agreement that included milestone payments, the Company evaluated whether each milestone is substantive and at risk to both parties based on the contingent nature of the milestone. Revenues from milestones, if they were nonrefundable and deemed substantive, were recognized upon successful accomplishment of the milestones. Milestones that were not considered substantive were accounted for as license payments and recognized over the remaining period of performance.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively referred to as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, which is also referred to herein as "legacy GAAP" or the "previous guidance". Refer to Note 13 to its consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the impact of adoption of ASU 2014-09 on the Company’s consolidated financial position, results of operations, equity and cash flows as of the adoption date and for the year ended December 31, 2018.

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Spark (see Note 13 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
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
Clinical Trial Costs
Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these costs to third parties. Third party clinical trial expenses include patient costs, clinical research organization costs and costs for data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued clinical trial cost. These third party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. We also record accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical clinical accrual estimates made by the Company have not been materially different from the actual costs.
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
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2018 and December 31, 2017, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively referred to as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the application of a five-step model to determine the amount and timing of revenue to be recognized. The underlying principle is that revenue is to be recognized for the transfer of goods or services to customers that reflects the amount of consideration that the Company expects to be entitled to in exchange for those goods or services. The Company adopted the standard as of the required effective date of January 1, 2018 using the modified retrospective method. See Note 13 for details.
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
In February 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance based on criteria similar to current lease accounting, with the classification affecting the pattern and classification of expense recognition in the statement of operations.

Subsequently, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which includes certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. Among these amendments is the option to not restate comparative periods presented in the financial statements. The Company has elected this transition approach, using a cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the existing guidance in ASC 840. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application.
Pursuant to the guidance under ASU 2016-02, the Company expects to take advantage of certain available expedients by electing the transition package of practical expedients permitted with ASU 2016-02, which allows the Company the option not to reassess previous accounting conclusions around, (i) whether expired or existing contracts contain leases, (ii) lease classification for any expired or existing leases, and (iii) the treatment of initial direct costs for any existing leases. The Company also made an accounting policy election to exclude leases with an initial term of 12 months or less from their balance sheet.
The adoption of the new standard is expected to result in the recognition of a net additional lease liability up to $2.0 million, and right-of-use assets up to $2.0 million as of January 1, 2019 related to the Company’s operating leases. We further expect to provide enhanced new disclosures about our leasing arrangements. The Company does not expect that the new standard will have a material impact on the Company’s consolidated statement of operations or cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230) - Classifications of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2016-15 did not have a retrospective impact because it classified cash payments for debt prepayment and debt extinguishment costs as cash outflows for financing activities for the year end 2017.
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
In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (ASU 2018-18), which provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.

3. Available-for-Sale Marketable Securities
As of December 31, 2018, the Company did not have available-for-sale marketable securities. As of December 31, 2017, the Company’s available-for-sale marketable securities consisted of U.S. government and agency securities and corporate bonds.
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

4. Net Loss Per Share
The Company has reported a net loss for the years ended December 31, 2018, and 2017, and 2016, and for this reason basic and diluted net loss per share are the same for all periods presented. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(65,336)	$(65,321)	$(36,210)
Less: accretion on preferred stock	—	—	(4,566)
Net loss	$(65,336)	$(65,321)	$(40,776)
Denominator:
Weighted‑average common shares outstanding—basic and diluted	22,389,286	20,425,050	10,493,939
Net loss per share —basic and diluted	$(2.92)	$(3.20)	$(3.89)

All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	Year Ended December 31,
	2018	2017	2016
Stock options to purchase common stock	4,093,979	2,657,187	2,128,346
Unvested restricted stock units	175,000	—	—
Stock warrants to purchase common stock	95,619	176,432	97,302
Total	4,364,598	2,833,619	2,225,648

5. Fair Value Measurements
The tables below present information about the Company’s financial assets that are measured and carried at fair value as of December 31, 2018 and December 31, 2017, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$10,123	$—	$—	$10,123
Total cash equivalents	$10,123	$—	$—	$10,123

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$39,478	$—	$—	$39,478
U.S. government and agency securities	—	1,000	—	1,000
Total cash equivalents	$39,478	$1,000	$—	$40,478
Short-term investments:
Corporate bonds	$13,152	$—	$—	$13,152
U.S. government and agency securities	—	12,788	—	12,788
Total short-term investments	$13,152	$12,788	$—	$25,940

At December 31, 2018, cash and cash equivalent investments were held in money market funds maturing within 90 days from the date of purchase. At December 31, 2017, cash and cash equivalent investments were held in money market funds and U.S. government and agency securities maturing within 90 days from the date of purchase.
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
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Laboratory equipment	$5,379	$5,138
Computer equipment and software	561	480
Leasehold improvements	278	278
Furniture and fixtures	247	235
Office equipment	135	118
Construction in process	79	—
Total property and equipment	6,679	6,249
Less accumulated depreciation	(4,552)	(4,158)
Property and equipment, net	$2,127	$2,091

Depreciation expense was $1.0 million, $0.8 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Payroll and employee related expenses	$2,497	$1,902
Current portion of deferred rent and lease incentive	117	72
Collaboration and licensing	1,222	1,020
Accrued patent fees	736	268
Accrued external research and development costs	5,344	3,578
Accrued professional and consulting services	994	859
Accrued grant refund	175	175
Accrued interest	106	89
Other	509	617
Accrued expenses	$11,700	$8,580

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
In October 2017, the Company entered into a lease for approximately 5,100 square feet of additional office space located in Watertown, Massachusetts. The lease includes a rent escalation clause, and accordingly, rent expense is being recognized on a straight-line basis over the lease term. In addition, the Company decided to vacate certain office space in Watertown, MA on January 11, 2019 and consolidated all employees at its corporate headquarters also in Watertown, MA. The lease term expires in March 2020.
As of both December 31, 2018 and December 31, 2017, deferred rent and lease incentive liability totaled $0.2 million. The current portion of deferred rent and lease incentive liability is presented within accrued expenses, and was $0.1 million and less than $0.1 million at December 31, 2018 and December 31, 2017, respectively.
The Company has a month‑to‑month facility agreement for its Moscow, Russia facility. Rent expense is recognized as incurred.
Rent expense for the years ended December 31, 2018, 2017 and 2016 was $2.0 million, $1.9 million and $1.6 million, respectively.
As of December 31, 2018, the aggregate future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31,
2019	1,482
2020	375
Total minimum lease payments	$1,857

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
As of December 31, 2018 and December 31, 2017, the outstanding principal balance under the 2017 Term Loan was $21.0 million.
Future minimum principal and interest payments on the 2017 Term Loan as of December 31, 2018 are as follows (in thousands):

2019	4,742
2020	9,232
2021	8,718
2022	1,754
Total minimum debt payments	$24,446
Less: Amount representing interest	(2,396)
Less: Debt discount and deferred charges	(665)
Less: Current portion of loan payable	(21,385)
Loan payable, net of current portion	$—

All amounts due under the 2017 Term Loan have been classified as a current liability as of December 31, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by SVB as of the date of the filing of this Annual Report on Form 10-K.
During the years ended December 31, 2018, 2017 and 2016, the Company recognized $1.5 million, $1.2 million and $1.3 million respectively, of interest expense related to the Term Loans.

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

11. Common Stock
2017 Shelf Registration Statement
On August 10, 2017, the Company filed a universal shelf registration statement on Form S-3 with the SEC to sell up to $200 million of equity and/or debt securities and entered into a sales agreement with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an at-the-market, or ATM, offering. The shelf registration statement was declared effective by the SEC on August 28, 2017. As of December 31, 2018, no securities have been issued from this shelf registration statement.
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
Common Stock
As of December 31, 2018, the Company has 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 22,471,776 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through December 31, 2018, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.
Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Period ending
	December 31, 2018	December 31, 2017
Exercise of common warrants	95,619	176,432
Shares available for future stock incentive awards	1,586,925	923,440
Unvested restricted stock units	175,000	—
Outstanding common stock options	4,093,979	2,657,187
Total	5,951,523	3,757,059

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
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016. The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash-based awards as determined by the Board. Shares subject to awards that are granted under the 2016 Plan and that expire, lapse or terminate are available for future grants under the 2016 Plan. At inception of the 2016 Plan, a total of 1,947,779 shares of common stock were authorized for future issuance under the 2016 Plan. The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. During the twelve months ended December 31, 2018 and 2017, the number of shares of common stock that may be issued under the 2016 Plan was increased by 893,730 shares and 737,550 shares, respectively. As of December 31, 2018, 1,586,925 shares remain available for future issuance under the 2016 Plan.
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
The Company’s 2018 Employment Inducement Incentive Award Plan (the “Inducement Incentive Award Plan”), which was adopted by the Board on September 25, 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"), provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock or cash based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Incentive Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or an employee who is being rehired following a bona fide period of non-employment by the Company, as a material inducement to the employee’s entering into employment with the Company. The Company reserved 1,175,000 shares of its common stock for issuance under the Inducement Incentive Award Plan. Pursuant to an employment agreement entered into with Carsten Brunn, Ph.D., upon Dr. Brunn's commencing employment as the Company’s President and Chief Executive Officer on December 1, 2018, the Company issued Dr. Brunn equity awards from the Inducement Incentive Award Plan consisting of an option to purchase 1,000,000 shares of common stock and 175,000 restricted stock units. As of December 31, 2018, there are no shares available for future grant under the 2018 Inducement Incentive Award Plan.
The fair value of each option award was estimated on the grant date using the Black‑Scholes option pricing model. Expected volatilities are based on historical volatilities from guideline companies because the Company's common stock has not traded for a period that is at least equal to the expected term of its stock option awards. The Company uses the “simplified” method to estimate the expected life of options granted and are expected to be outstanding. The risk‑free interest rate used is the rate for a U.S. Treasury zero coupon issue with a remaining life consistent with the options expected life on the grant date. The Company has not paid and does not expect to pay in the foreseeable future, any cash dividends. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% based on historical attrition trends. The Company records stock‑based compensation expense only on awards that are expected to vest.
The estimated grant date fair values of employee stock option awards granted under the 2008 Plan, 2016 Plan and the Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.85%	2.03%	1.42%
Dividend yield	—	—	—
Expected term	6.06	5.90	6.04
Expected volatility	85.17%	84.52%	94.97%
Weighted-average fair value of common stock	$8.45	$15.32	$13.25

The weighted average grant date fair value of stock options granted to employees during the years ended December 31, 2018, 2017 and 2016 was $6.17, $10.97, and $10.23, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.6 million, $2.6 million and $0.8 million, respectively.

As of December 31, 2018 and December 31, 2017, total unrecognized compensation expense related to unvested employee stock options was $9.8 million and $10.2 million, respectively, which is expected to be recognized over a weighted average period of 3.1 years and 2.9 years, respectively.
During the year ended December 31, 2017, the status of two executives changed from an employee to a consultant (non-employee). Stock-based compensation expense relating to the executives' stock option awards were recognized through the termination date. In accordance with ASC 505-50, 55,073 unvested stock option awards were subsequently remeasured using the then-current fair value of the Company's common stock and updated assumption inputs in the Black-Scholes option pricing model, while 62,546 shares in aggregate were forfeited and expired as of December 31, 2017. The right to exercise vested, exercisable stock option awards (126,457 shares in aggregate) as of December 31, 2017 were extended to March 31, 2019, resulting in a modification; and during the first quarter of 2018, a stock option award to purchase 20,000 shares of the Company's common stock was granted. In connection with the Company's adoption of ASU 2018-07 during the second quarter of 2018, final remeasurement of the executives' stock option awards were performed as of April 1, 2018. Stock-based compensation expense was recognized over the consulting period until services were completed. All granted stock option awards are presented in the employee awards stock option table below.
The Company granted a stock option award covering 95,000 shares to a non-employee director during the second quarter of 2018, with a weighted average grant date fair value of $8.71 for consulting services in addition to his responsibilities as a director. Prior to the adoption of ASU 2018-07 during the second quarter of 2018, the unvested options held by non‑employees were revalued using the Company’s estimate of fair value on each vesting and reporting date through the remaining vesting period. Subsequent to the adoption of ASU 2018-07, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees. During the fourth quarter of 2018, an additional stock option award of 75,000 shares was granted to the non-employee director, with a weighted average grant date fair value of $4.35.
Effective November 30, 2018, an executive officer resigned and immediately entered into a consulting arrangement with the Company for the period December 1, 2018 to November 30, 2019. In connection with his consulting arrangement, (i) all of his unvested equity-based compensation awards continue to vest subject to his continued consulting services (84,604 shares in aggregate) and (ii) his right to exercise the vested and exercisable stock option awards (310,219 shares in aggregate) as of November 30, 2019 was extended 180 days to May 28, 2020, resulting in a modification. In addition, since the consulting agreement was not considered substantive, the Company recorded a charge for the fair value of the options in the fourth quarter for the acceleration of the vesting of his awards.
The estimated grant date fair values of non-employee stock option awards granted under the 2016 Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.77%	—%	2.06%
Dividend yield	—	—	—
Expected term	5.81	0.00	8.80
Expected volatility	85.86%	—%	87.33%

As of December 31, 2018 and 2017, total unrecognized compensation expense related to unvested non‑employee stock options was $1.1 million and $0.6 million, respectively, which is expected to be recognized over a weighted average period of 2.2 years years and 1.9 years, respectively.

The following table summarizes the activity under the 2008 Plan, 2016 Plan, and Inducement Incentive Award Plan:

			Weighted‑average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee Awards
Outstanding at December 31, 2017	2,411,237	$10.58	7.50	$4,729
Granted	1,625,679	$8.45
Exercised	(103,784)	$4.85
Forfeited	(251,557)	$15.03
Outstanding at December 31, 2018	3,681,575	$9.49	7.77	$300

Vested at December 31, 2018	1,484,196	$9.01	5.83	$300
Vested and expected to vest at December 31, 2018	2,990,612	$9.27	7.49	$300

Non‑Employee Awards
Outstanding at December 31, 2017	245,950	$4.32	5.10	$1,351
Granted	170,000	$9.38
Exercised	—	$—
Forfeited	(3,546)	$0.39
Outstanding at December 31, 2018	412,404	$6.44	6.42	$28

Vested at December 31, 2018	223,180	$4.15	3.91	$28
Vested and expected to vest at December 31, 2018	412,404	$6.44	6.42	$28

Restricted Stock Units
During the second quarter of 2018, the Company awarded 40,000 restricted stock units under the 2016 Plan to certain employees subject to the achievement of performance conditions. These restricted stock units will vest in a single installment on the date the performance condition is achieved, on or prior to December 31, 2018.
The restricted stock units granted during the second quarter of 2018 had a weighted average fair value of $12.75 per share based on the closing price of the Company’s common stock on the date of grant. These restricted stock units were valued at approximately $0.5 million on their grant date.
During the third quarter of 2018, the Company determined that it was not probable the performance criteria would be achieved on or prior to December 31, 2018. For this reason, the Company reversed less than $0.1 million of previously-recognized stock-based compensation expense in the third quarter of 2018. The performance condition was not satisfied on or prior to December 31, 2018, therefore the restricted stock units are forfeited for no consideration.
During the fourth quarter of 2018, the Company awarded 175,000 restricted stock units under the Inducement Incentive Award Plan. The restricted stock units granted had a weighted average fair value of $6.03 per share based on the closing price of the Company’s common stock on the date of grant. These restricted stock units were valued at approximately $1.1 million. Unrecognized compensation expense is $1.0 million as of December 31, 2018, which is expected to be recognized over a weighted average period of 3.9 years.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Unvested at December 31, 2017	—	$—
Granted	215,000	7.28
Vested	—	—
Forfeited	(40,000)	12.75
Unvested at December 31, 2018	175,000	$6.03

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
Under the ESPP, the Company has set two six-month offering periods during each calendar year, one beginning March 1st and the other beginning September 1st of each calendar year, during which employees may elect to have up to 25% of their eligible compensation deducted on each payday on an after-tax basis for use in purchasing the Company's common stock on the last trading day of each offering period, subject to limits imposed by the Internal Revenue Code. The purchase price of the shares may not be less than 85% of the fair market value on the first or last trading day of the offering period, whichever is lower. The first ESPP offering period began on March 1, 2017.
At inception of the ESPP, a total of 173,076 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the year ended December 31, 2018 and 2017, the number of shares of common stock that may be issued under the ESPP was increased by 223,432 shares and 184,387 shares, respectively. During the year ended December 31, 2018, the Company issued 24,738 shares of common stock under the ESPP. As of December 31, 2018, 539,894 shares remain available for future issuance under the ESPP.
For the years ended December 31, 2018 and 2017, the Company recognized less than $0.1 million and $0.1 million of stock-based compensation expense under the ESPP.
The Company recorded stock-based compensation expense related to stock option awards, restricted stock units and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$2,453	$1,779	$1,183
General and administrative	3,261	2,302	847
Total stock-based compensation expense	$5,714	$4,081	$2,030

13. Revenue Arrangements
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
Financial Statement Impact of Adopting ASC 606
The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018, was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to the Company's accounts on the consolidated balance sheet as of January 1, 2018 (in thousands):

		Adjustments
	As Reported at	Due to	Balance at
Consolidated Balance Sheet	December 31, 2017	ASU 2014-09	January 1, 2018
Assets
Cash, cash equivalents, and restricted cash	$70,698	$—	$70,698
Short-term deposits and investments	25,940	—	25,940
Prepaid expenses and other current assets	2,042	—	2,042
Total current assets	98,680	—	98,680
Property and equipment, net	2,091	—	2,091
Restricted cash and other assets	329	—	329
Total assets	$101,100	$—	$101,100
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,606	$—	$1,606
Accrued expenses	8,580	—	8,580
Deferred revenue, current portion	787	—	787
Total current liabilities	10,973	—	10,973
Non‑current liabilities:
Deferred rent and lease incentive	151	—	151
Loan payable	21,042	—	21,042
Deferred revenue, net of current portion	15,919	(1,830)	14,089
Other long‑term liabilities	1,201	—	1,201
Total liabilities	49,286	(1,830)	47,456
Stockholders’ equity:
Common stock	3	—	3
Additional paid-in capital	273,128	—	273,128
Accumulated deficit	(216,897)	1,830	(215,067)
Accumulated other comprehensive loss	(4,420)	—	(4,420)
Total stockholders’ equity	51,814	1,830	53,644
Total liabilities and stockholders’ equity	$101,100	$—	$101,100

In connection with the adoption of ASC 606, the Company identified three collaboration/grant arrangements that required analysis to quantify the impact of adoption to its opening accumulated deficit balance as of January 1, 2018: Spark Therapeutics, Inc., Skolkovo Foundation and National Institutes of Health.
Spark Therapeutics, Inc.
Spark License Agreement
In December 2016, the Company entered into a License and Option Agreement (“Spark License Agreement”) with Spark Therapeutics, Inc. (“Spark”) pursuant to which the Company and Spark agreed to collaborate on the development of gene therapies for certain targets utilizing the ImmTOR technology. The Spark License Agreement provides Spark with certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property, allowing Spark to develop and commercialize gene therapies for an initial identified target.
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
The Company identified the following promises at the inception of the agreement: (1) certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property and a license to conduct certain research activities under the collaboration, or the License Obligation, (2) options to research, develop and commercialize gene therapies utilizing the ImmTOR technology for up to four additional target therapy options, or the Option Obligation, (3) manufactured supply of preclinical and clinical SVP, or the Supply Obligation at a discount, and (4) option to purchase manufactured supply of commercial SVP, or the Commercial Supply Obligation at fair value. In consideration for these promises, the Company received an upfront payment of $15.0 million. In addition, the Company is eligible to receive additional payments of up to $35.0 million based on the achievement by Spark of future specified development milestones, up to $30.0 million based on the achievement by Spark of future specified regulatory milestones, up to $110.0 million based on the achievement by Spark of future specified commercial milestones, and up to $255.0 million based on the achievement by Spark of future specified sales milestones. The Company will also be eligible to receive tiered royalty payments that reach low double-digits based on future net sales for the duration of the royalty term.
The Company determined that the License Obligation was not capable of being distinct from the Supply Obligation. This is because Spark cannot derive benefit from the license without the simultaneous transfer of the preclinical and clinical supply. Therefore, the License Obligation and Supply Obligation are combined as a single performance obligation (the “Combined License and Supply Obligation”). The Company also determined that the Option Obligation, which includes the related Supply Obligation, provides the customer with a material right and is considered a performance obligation in the arrangement since it was priced at an incremental discount. The Company determined that the optional Commercial Supply Obligation does not provide the customer with a material right and is not considered to be a performance obligation because Spark can derive benefit from the Combined License and Supply Obligation without the delivery of the Commercial Supply Obligation and is not at an incremental discount. Therefore, the Company determined that the Spark agreement contains five distinct performance obligations: the Combined License and Supply Obligation, and the four separate Option Obligations.
In determining the transaction price, the Company considered the future development milestones, regulatory milestones, commercial milestones, sales milestone, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Spark, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property granted to Spark and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of the adoption date and as of December 31, 2018, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
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
The Company estimated that revenue recognized under ASC 605 is consistent with the revenue recognized in accordance with ASC 606 from contract inception. However, upon the initial adoption of ASC 606 on January 1, 2018, the Company recognized other assets of $2.6 million related to the incremental costs relating to the payments to MIT that would not have been incurred if the contract with Spark had not been obtained. Under the Company existing license agreement with MIT (See Note 15), in the event the Company sublicenses the MIT patents to a third party, it will be required to remit to MIT a percentage (ranging from 10% to 30%) of sublicense income. The Company concluded that the payments made to MIT were analogous to sales commissions and represented the cost to obtain a contract, which were evaluated under ASC 340-40-25-1. Such amounts were capitalized as they were both incremental and recoverable. However, upon further review, the Company noted that the amounts paid to MIT represent the cost to fulfill a contract rather than a cost to obtain a contract as they represent the costs that were incurred in order to fulfill their supply obligations under the Spark License Agreement. Therefore, the incremental payments to MIT represent part of the cost to fulfill the contract. When determining the appropriate accounting guidance for the costs to fulfill a customer contract, ASC 340-40-25-6 indicates that any other applicable literature should be considered first. Since the intellectual property is being used exclusively for research and development, the accounting for the MIT costs were previously accounted for under ASC 730-10. Since all of the payments to MIT related to the underlying intellectual property, that does not have alternative future use, such amounts should not have been capitalized, and instead remained recorded as research and development expense upon adoption of ASC 606.
The Company evaluated the impact of the error on previously issued financial statements included in the Form 10-Q for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018, noting that the impact was not material to the balance sheet, statement of operations or cash flows. However, correcting the error would be material to the quarterly trends in the statement of operations to expense the amount in the fourth quarter. Therefore, such amounts were corrected by reducing current and long-term assets by $0.2 million and $2.4 million, respectively and increasing accumulated deficit by $2.6 million as of January 1, 2018 by reversing the amounts initially recorded in transition. There was no impact to the consolidated statements of operations or cash flows for any of the quarters previously filed and no impact to any of the previously issued annual financial statements.
During the twelve months ended December 31, 2018, there were no deliveries and thus no revenue was recognized. The Company recognized revenues of less than $0.1 million related to the Spark License Agreement during the twelve months ended December 31, 2017.
As of December 31, 2018, there was a contract liability of $14.7 million representing deferred revenue associated with this agreement. A total of $1.0 million is presented as current and $13.7 million is presented as noncurrent in the accompanying consolidated balance sheet. As of December 31, 2017, there was $14.7 million of deferred revenue related to this agreement.
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
Under ASC 606, the Company determined that the Letter Agreement resulted in a modification to the original agreement. The amount received totaling $2.5 million and the reimbursements pursuant to the Letter Agreement totaling $2.5 million were both included in the transaction price, and a liability was recorded for the amount expected to be repaid. As repayments are made, the underlying liability will be reduced. To the extent that an amount is expected to be applied towards the clinical supply obligation, the analysis of variable consideration will be updated accordingly.
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

Skolkovo Foundation
The Company receives grant funding from the Russia-based Development Fund of New Technologies Development and Commercialization Center ("Skolkovo"). On November 28, 2014, the Company executed a grant awarded by Skolkovo for the development of a therapeutic vaccine using nanoparticles to treat chronic infection caused by human papillomavirus (HPV) and diseases associated with this infection. The grant covered the period from August 1, 2014 through July 21, 2017. The grant provided for up to $2.7 million that covers 48.5% of the estimated total cost of the research plan with the remaining 51.5% of estimated costs to be contributed by the Company. From grant inception through December 31, 2018, the Company received $2.0 million from Skolkovo.
At any time during the term of the grant agreement, but not more than once per quarter, Skolkovo has the right to request information related to the project and to conduct an audit of the expenses incurred by the Company. In the event the project or the expenses do not meet predefined requirements, the Company may be required to reimburse the funds received up to three years after the completion of the project. As a result, in accordance with ASC 605, the Company determined that the grant funding was not fixed or determinable and the entire amount received through December 31, 2017 was recorded as deferred revenue in the consolidated balance sheet until the completion of the Skolkovo audit or the expiration of the audit term, which is expected April 2021.
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
During the year ended December 31, 2018, the Company made a decision to cease work relating to the Skolkovo grant. As a result, Skolkovo performed a formal review of project expenses incurred by the Company. Skolkovo concluded that the Company should (i) return unused grant funds to Skolkovo in the amount of less than $0.1 million and (ii) reimburse $0.1 million of costs deemed to have been overspent relative to the cost share requirement stipulated in the grant.
As of December 31, 2018, a contract liability of $0.1 million remains on the balance sheet and will not be recognized as revenue until the expiration of the three-year audit period, or sooner, if resolution is reached with Skolkovo or there is a change in the estimate.
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
Upon adoption of ASC 606, the remaining $0.9 million was not recognized because the change to the overhead rate required approval from NIDA, and therefore, represents a contract modification. On December 19, 2018, the Company received supervisory review and approval of the overhead rate change from NIDA. During the fourth quarter of 2018, the Company recognized the full $0.9 million of grant revenue from NIDA.

Impact of New Revenue Guidance on Financial Statement Line Items
The following table compares the reported consolidated balance sheet and statement of operations, as of and for the year ended December 31, 2018, to the pro-forma amounts had the previous guidance been in effect (in thousands):

	As of December 31, 2018
Consolidated Balance Sheet	As reported	Pro forma as if the previous accounting was in effect
Assets
Cash, cash equivalents, and restricted cash	$37,403	$37,403
Prepaid expenses and other current assets	4,673	4,673
Total current assets	42,076	42,076
Property and equipment, net	2,127	2,127
Restricted cash and other assets	279	279
Total assets	$44,482	$44,482
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,100	$1,100
Accrued expenses	11,700	11,700
Loan payable, current portion	21,385	21,385
Deferred revenue, current portion	959	959
Total current liabilities	35,144	35,144
Non‑current liabilities:
Deferred rent and lease incentive	34	34
Deferred revenue, net of current portion	13,818	15,648
Other long‑term liabilities	904	904
Total liabilities	49,900	51,730
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	279,539	279,539
Receivable from stock option exercises	—	—
Accumulated deficit	(280,403)	(282,233)
Accumulated other comprehensive loss	(4,557)	(4,557)
Total stockholders’ equity	(5,418)	(7,248)
Total liabilities and stockholders’ equity	$44,482	$44,482

Total reported liabilities were $1.8 million less than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of December 31, 2018. The lower reported liabilities were due to reductions recognized to deferred revenue balances related to Skolkovo, which would remain deferred under ASC 605 as of December 31, 2018.
There was no difference in the amounts reported in the statement of operations under ASC 606 during the twelve months ended December 31, 2018, and the pro-forma statement of operations, which assumes the previous guidance remained in effect as of December 31, 2018.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.6 million. The Company expects to recognize revenue on approximately 8.9% of the remaining performance obligations over the next 12 months.

Contract Balances from Contracts with Customers
The following table presents changes in the Company’s contract liabilities during the twelve months ended December 31, 2018 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period
Year Ended December 31, 2018
Contract liabilities:
Deferred revenue	$14,876	$903	$(1,002)	$14,777
Other liabilities (i)	2,231	—	(105)	2,126
Total contract liabilities	$17,107	$903	$(1,107)	$16,903
(i) As of December 31, 2018, the current portion of other liabilities in the amount of $1.2 million is presented in the accrued expenses line of the consolidated balance sheet. The non-current portion of other liabilities in the amount of $0.9 million is presented in the other long-term liabilities line of the consolidated balance sheet.
Deferred revenue
During the year ended December 31, 2018, the Company drew down $0.9 million of grant funds from NIDA and received the required written approval from NIDA on December 19, 2018, however, amounts were not deferred at the beginning of the period.
During the year ended December 31, 2018, the Company made a decision to cease work relating to the Skolkovo grant. As a result, Skolkovo performed a formal review of project expenses incurred by the Company. Skolkovo concluded that the Company should return unused grant funds to Skolkovo, which resulted in a reduction to deferred revenue of less than $0.1 million.
Other liabilities
In connection with its cost reimbursement arrangement with Spark, the Company received reimbursement invoices during the year ended December 31, 2018 amounting to approximately $0.1 million, which reduced the other liability balance to $2.1 million as of December 31, 2018.
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

14. Related‑Party Transactions
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
The Company incurred expenses for consulting services provided by its founders totaling $0.2 million, $0.2 million and $0.3 million during the years ended December 31, 2018, 2017 and 2016, respectively.
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
As of December 31, 2018, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the year ended December 31, 2018.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement with Shenyang Sunshine Pharmaceutical Co., Ltd. (“3SBio”), which is referred to as the 3SBio License. Pursuant to the 3SBio License, which was amended and restated in May 2017, the Company was granted an exclusive license to certain pegadricase (formerly pegsiticase)‑related patents and related “know‑how” owned or in‑licensed by 3SBio for the worldwide (except for Greater China and Japan) development and commercialization of products based thereupon for human therapeutic, diagnostic and prophylactic use. Pegadricase is the new United States Adopted Name (USAN) for pegsiticase. The Company was also granted a worldwide (except for Greater China) exclusive license to develop, commercialize and manufacture or have manufactured products combining the Company’s proprietary ImmTOR technology with pegadricase or related compounds supplied by 3SBio (or otherwise supplied if the Company’s rights to manufacture are in effect) for human therapeutic, diagnostic and prophylactic use. The Company was also granted a co‑exclusive license to manufacture and have manufactured pegadricase and related compounds for preclinical and clinical use or, if the 3SBio License is terminated for 3SBio’s material breach, for any use under the 3SBio License. Otherwise, the Company is obligated to obtain all of its supply of such compounds for Phase 3 clinical trials and commercial use from 3SBio under the terms of supply agreements to be negotiated.
Pursuant to the 3SBio License, the Company is required to use commercially reasonable efforts to develop and commercialize a product containing pegadricase or a related compound. If the Company does not commercialize any such product in a particular country in Asia, Africa or South America within 48 months after approval of any such product in the United States or a major European country, then 3SBio will have the right to do so, but only until the Company commercializes a product combining the Company’s ImmTOR technology with any such compound in such country. The Company has paid to 3SBio an aggregate of $1.0 million in upfront and milestone‑based payments under the 3SBio License. An additional liability totaling $2.0 million for milestone payments was expensed in 2016 and was included within accounts payable on the balance sheet as of December 31, 2016. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing the Company’s ImmTOR technology, and up to an aggregate of $41.5 million for products without the Company’s ImmTOR technology. The Company is also required to pay 3SBio tiered royalties on annual worldwide net sales (on a country‑by‑country and product‑by‑product basis) related to the pegadricase component of products at percentages ranging from the low‑to‑mid single digits for products containing the Company’s ImmTOR technology, and a range of no more than ten percent points from the mid‑single digits to low double‑digits for products without the Company’s ImmTOR technology. The Company will pay these royalties to 3SBio, subject to specified reductions, on a country‑by‑country and product‑by‑product basis until the later of

(i) the date that all of the patent rights for that product have expired in that country, or (ii) a specified number of years from the first commercial sale of such product in such country.
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
Through December 31, 2018, the Company paid a total of $0.4 million in license fees due under the MEE License. No license fees are accrued under the MEE License as of December 31, 2018.
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

For the years ended December 31, 2018, 2017 and 2016, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company's effective income tax rate:

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. federal rate	21.0%	34.0%	34.0%
State income taxes - net of federal benefit	7.0%	5.8%	5.8%
Permanent items	(0.5)%	(0.1)%	(1.1)%
Research tax credits/other	1.6%	0.5%	1.3%
Change in enacted rates	—%	(35.8)%	—%
Valuation allowance, net	(29.1)%	(6.7)%	(39.8)%
Other	—%	2.3%	(0.2)%
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that give rise to the Company's net deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred Tax Assets
Net operating loss carryforwards	$59,126	$44,146
Research and development credits	5,780	4,092
Stock-based compensations expense	1,946	959
Deferred rent and other expenses	458	263
Deferred revenue	4,037	4,021
Patent costs/amortization	4,881	4,264
Gross deferred tax assets	76,228	57,745

Deferred Tax Liabilities
Depreciation	$(66)	$(108)
Gross deferred tax liabilities	(66)	(108)
Net deferred tax assets	76,162	57,637
Valuation allowance	(76,162)	(57,637)
Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance against its net deferred tax assets, as the Company believes that it is more likely than not that the deferred tax assets will not be realized.
Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. The valuation allowance increased by $18.5 million and $4.7 million for the years ended December 31, 2018 and 2017, respectively, primarily as a result of an increase in net operating loss. In 2014, the Company's Russian subsidiary was granted a 10 year tax holiday in Russia. The Company's foreign operations continue to benefit from the tax holiday, which is set to expire on December 31, 2023, however the Company is in the process of closing down operations in Russia and does not expect any tax liability.
At December 31, 2018, the Company had federal and state net operating loss carryforwards of $217.7 million and $212.1 million, respectively, which will expire at various times through 2038. Of the federal net operating loss carryforwards, $55.2 million can be carried forward indefinitely. The Company also has federal and state research and development tax credit carryforwards of $3.6 million and $2.8 million, respectively, available to reduce future tax liabilities, which will expire at various times through 2038.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company has recognized the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. The impact of the remeasurement of the Company’s U.S. deferred tax assets and liabilities to 21% resulted in the reduction of deferred tax assets of approximately $23.4 million, which was offset by a full valuation allowance, thus there was no net effect. The Company recorded no tax expense related to the deemed repatriation tax because its foreign entity, Selecta (RUS) is a foreign disregarded entity, which is not subject to the repatriation tax.
In December 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R.1. The Company did not record any adjustments in the year ended December 31, 2018 to provisional amounts. As of December 31, 2018, the Company’s accounting treatment is complete.
Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code due to ownership change limitations that have occurred previously, or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.
In January 2019, the Company completed an equity offering that it believes will result in an ownership change under Section 382 of the Internal Revenue Code. Based upon estimates, the Company believes that deferred tax assets of $49.5 million, related to federal and Massachusetts net operating losses and credits, will no longer be available going forward. Such amounts are offset by a full valuation allowance at December 31, 2018. The Company will finalize this calculation in 2019.
The Company applies ASC 740, Income Taxes to uncertain tax positions. As of the adoption date on January 1, 2010 and through December 31, 2018, the Company had no unrecognized tax benefits or related interest and penalties accrued.
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
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2018, the Company had no accrued interest related to uncertain tax positions.
The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities is open for tax years since inception. The Company files income tax returns in the United States and Massachusetts. There are currently no federal, state or foreign audits in progress.
17. Defined Contribution Plan
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled $0.2 million, $0.2 million and $0.1 million during each of the years ended December 31, 2018, 2017 and 2016, respectively.
18. Subsequent Events
Corporate Restructuring
On December 21, 2018, the Board of Directors (the “Board”) of the Company approved a plan to reduce Selecta’s budgeted headcount by approximately 36% (the “Workforce Reduction”) following a strategic review of the Company’s business. The Workforce Reduction aimed to align Selecta’s workforce with the Company’s recently announced strategy to focus on the development of the Company’s lead product candidate, SEL-212, for the treatment of chronic refractory gout, and advancement of the Company’s ImmTOR technology in the area of gene therapy, specifically ImmTOR in combination with AAV gene therapy for the treatment of Crigler-Najjar Syndrome (“CN”), as well as the deprioritization of the Company’s oncology development program. While the Workforce Reduction generally affected employees in all areas of Selecta, primarily affected were those working in research and related general and accounting functions. The Workforce Reduction resulted in the termination of approximately 17 employment positions effective January 3, 2019, and the affected employees were notified on the same date. Since the Company does not have a pre-existing severance plan, the restructuring activity will be accounted for under ASC 420 and since the employees were notified after year end and exited within the minimum retention period, a charge totaling approximately $0.5 million will be recorded in the first quarter. Following the Workforce Reduction, Selecta expects to have approximately 45 full-time employment positions and to be appropriately resourced to continue executing on its current strategy.

In addition, the Company decided to vacate certain office space in Watertown, MA on January 11, 2019 and consolidated all employees at its corporate headquarters also in Watertown, MA. The lease term expires in March 2020.
Public Offering
On January 23, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named therein (collectively, the “Underwriters”), in connection with the public offering, issuance and sale by the Company of 20,000,000 shares of the Company’s common stock, $0.0001 par value per share, at a public offering price of $1.50 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-219900) and a related prospectus supplement filed with the Securities and Exchange Commission. Under the terms of the Underwriting Agreement, the Company has also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 3,000,000 shares of its common stock at the public offering price, less underwriting discounts and commissions.
On January 25, 2019, the Company closed the offering of 20,000,000 shares at a public offering price of $1.50 per share. Effective January 29, 2019, an additional 2,188,706 shares were sold at a public offering price of $1.50 per share. The total net proceeds from the offering was $31.3 million, after deducting underwriting discounts and commissions.
The Company intends to use the net proceeds of the offering and a portion of its existing cash and cash equivalents to advance the clinical development of SEL-212, including the completion of a head-to-head (COMPARE) clinical trial of SEL-212 compared to the current FDA-approved uricase therapy, completion of the Phase 2 clinical trial and preparations for a Phase 3 clinical trial, pursue other preclinical programs, including gene therapy development work, and for other operational activities and general corporate purposes.

19. Selected Quarterly Financial Data (Unaudited)
The following table summarizes unaudited quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per share data).

	Three Months Ended (unaudited)
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Grant and collaboration revenue	$—	$—	$—	$903
Operating expenses	$15,813	$18,769	$15,941	$15,402
Net loss	$(15,888)	$(18,796)	$(16,001)	$(14,651)
Net loss attributable to common stockholders	$(15,888)	$(18,796)	$(16,001)	$(14,651)

Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.84)	$(0.71)	$(0.65)

	Three Months Ended (unaudited)
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Grant and collaboration revenue	$137	$26	$27	$17
Operating expenses	$14,919	$15,897	$13,881	$19,294
Net loss	$(15,134)	$(15,967)	$(14,676)	$(19,544)
Net loss attributable to common stockholders	$(15,134)	$(15,967)	$(14,676)	$(19,544)

Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.85)	$(0.66)	$(0.88)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTA BIOSCIENCES, INC.

Date: March 15, 2019	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carsten Brunn, Ph.D.	President and Chief Executive Officer, and Director	March 15, 2019
Carsten Brunn, Ph.D.	(Principal Executive Officer)

/s/ John Leaman, M.D.	Chief Financial Officer, Head of Corporate Strategy, and Treasurer	March 15, 2019
John Leaman, M.D.	(Principal Financial and Accounting Officer)

/s/ Omid Farokhzad, M.D.	Director	March 15, 2019
Omid Farokhzad, M.D.

/s/ Timothy C. Barabe	Director	March 15, 2019
Timothy C. Barabe

/s/ Amir Nashat, Ph.D	Director	March 15, 2019
Amir Nashat, Ph.D

/s/ Aymeric Sallin	Director	March 15, 2019
Aymeric Sallin

/s/ Timothy Springer, Ph.D.	Director	March 15, 2019
Timothy Springer, Ph.D.

/s/ Patrick Zenner	Director	March 15, 2019
Patrick Zenner