Form 10-Q
period 2019-03-31
SELECTA BIOSCIENCES INC
filed 2019-05-09
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock,	SELB	Nasdaq Global Market
$0.0001 par value per share

As of May 3, 2019, the registrant had 44,788,025 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$32,452	$37,403
Short-term deposits and investments	16,244	—
Prepaid expenses and other current assets	10,832	4,673
Total current assets	59,528	42,076
Property and equipment, net	1,799	2,127
Right of use asset, net (Note 9)	1,155	—
Restricted cash and other assets	—	279
Total assets	$62,482	$44,482
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$693	$1,100
Accrued expenses	8,500	11,700
Loan payable, current portion	21,466	21,385
Lease liability, current portion (Note 9)	1,428	—
Deferred revenue, current portion	959	959
Total current liabilities	33,046	35,144
Non‑current liabilities:
Deferred rent and lease incentive	—	34
Deferred revenue, net of current portion	13,816	13,818
Other long‑term liabilities	801	904
Total liabilities	47,663	49,900
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 44,788,025 and 22,471,776 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	5	3
Additional paid-in capital	311,824	279,539
Accumulated deficit	(292,477)	(280,403)
Accumulated other comprehensive loss	(4,533)	(4,557)
Total stockholders’ equity (deficit)	14,819	(5,418)
Total liabilities and stockholders’ equity	$62,482	$44,482
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Grant and collaboration revenue	$10	$—
Operating expenses:
Research and development	7,353	11,139
General and administrative	4,513	4,674
Total operating expenses	11,866	15,813
Loss from operations	(11,856)	(15,813)
Investment income	277	288
Foreign currency transaction (loss), net	(30)	(13)
Interest expense	(396)	(350)
Other (expense), net	(69)	—
Net loss	(12,074)	(15,888)
Other comprehensive loss:
Foreign currency translation adjustment	22	19
Unrealized gain on securities	2	3
Total comprehensive loss	$(12,050)	$(15,866)

Net loss	(12,074)	(15,888)
Net loss attributable to common stockholders	$(12,074)	$(15,888)

Net loss per share:
Basic and diluted	$(0.31)	$(0.71)
Weighted average common shares outstanding:
Basic and diluted	38,447,319	22,345,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid‑In	Accumulated	comprehensive	Equity
	Shares	Amount	Capital	deficit	loss	(Deficit)
Balance at December 31, 2018	22,471,776	$3	$279,539	$(280,403)	$(4,557)	$(5,418)
Issuance of common stock under Employee Stock Purchase Plan	11,943	—	20	—	—	20
Issuance of common stock upon exercise of options	115,600	—	145	—	—	145
Issuance of common stock, net of issuance costs of $344.1	22,188,706	2	30,940	—	—	30,942
Stock‑based compensation expense	—	—	1,180	—	—	1,180
Currency translation adjustment	—	—	—	—	22	22
Unrealized gains (losses) on securities	—	—	—	—	2	2
Net loss	—	—	—	(12,074)	—	(12,074)
Balance at March 31, 2019	44,788,025	$5	$311,824	$(292,477)	$(4,533)	$14,819
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders'
	Common stock		paid‑In	Accumulated	comprehensive	Equity
	Shares	Amount	Capital	deficit	loss	(Deficit)
Balance at December 31, 2017	22,343,254	$3	$273,128	$(216,897)	$(4,420)	$51,814
Adoption of new accounting principle	—	—	—	1,830	—	1,830
Issuance of common stock under Employee Stock Purchase Plan	6,586	—	53	—	—	53
Stock‑based compensation expense	—	—	1,153	—	—	1,153
Currency translation adjustment	—	—	—	—	19	19
Unrealized gains (losses) on securities	—	—	—	—	3	3
Net loss	—	—	—	(15,888)	—	(15,888)
Balance at March 31, 2018	22,349,840	$3	$274,334	$(230,955)	$(4,398)	$38,984
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities
Net loss	$(12,074)	$(15,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	181	169
Amortization of premiums (accretion of discounts) on investments	(47)	(32)
Stock‑based compensation expense	1,180	1,153
Non‑cash interest expense	189	177
Loss on disposal of property and equipment	70	—
Changes in operating assets and liabilities:
Accounts receivable	—	11
Prepaid expenses, deposits and other assets	(5,712)	417
Accounts payable	(407)	180
Deferred revenue	(2)	—
Accrued expenses and other liabilities	(3,618)	404
Net cash used in operating activities	(20,240)	(13,409)
Cash flows from investing activities
Receipts from the maturity of short-term investments	—	15,045
Purchases of short-term investments	(18,188)	(13,908)
Sale of short term investments	1,992	—
Purchases of property and equipment	—	(192)
Proceeds from the sale of property and equipment	77	—
Net cash provided by (used in) investing activities	(16,119)	945
Cash flows from financing activities
Net proceeds from issuance of common stock	30,942	—
Proceeds from exercise of stock options	145	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	20	51
Net cash provided by financing activities	31,107	51
Effect of exchange rate changes on cash	22	19
Net change in cash, cash equivalents, and restricted cash	(5,230)	(12,394)
Cash, cash equivalents, and restricted cash at beginning of period	37,682	71,027
Cash, cash equivalents, and restricted cash at end of period	$32,452	$58,633
Supplement cash flow information
Cash paid for interest	$312	$261
Noncash investing and financing activities
Purchase of property and equipment not yet paid	$—	$142
Equity offering costs in accrued liabilities	$10	$—
Unrealized gain (loss) on marketable securities	$2	$3

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2019 and 2018 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2019 (the “Annual Report on Form 10-K”). The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of March 31, 2019 and consolidated results of operations and cash flows for the three months ended March 31, 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

To date, the Company has financed its operations primarily through the initial public offering of its common stock, a private placement of its common stock, issuances of common and preferred stock, debt, research grants and research collaborations.

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

As of March 31, 2019, the Company’s short-term deposits and investments were $16.2 million, and cash, cash equivalents and restricted cash were $32.5 million, of which $0.4 million was held by its Russian subsidiary designated solely for use in its operations. The Company has incurred losses and negative cash flows from operating activities since inception. As of March 31, 2019, and December 31, 2018, the Company had an accumulated deficit of $292.5 million and $280.4 million, respectively. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

Management is exploring various sources of funding such as strategic collaborations and the issuance of equity to fund its operations. If the Company raises additional funds through strategic collaborations and alliances, which may include existing collaboration partners, the Company may have to relinquish valuable rights to its technologies or product candidates, or grant licenses on terms that are not favorable to the Company. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of its existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. The Company believes that it has the financial resources to complete the head-to-head Phase 2 trial against Krystexxa, but will require additional external sources of capital to conduct the planned Phase 3 clinical program. If the Company is unable to raise sufficient capital through the transactions discussed above, it intends to curtail expenses contemplated by the current operating plan, and the Company may be required to delay, limit, reduce or terminate its product development efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. Because of the uncertainty in securing additional capital and the insufficient amount of capital resources at March 31, 2019, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.

All amounts due under the 2017 Term Loan (Note 10) have been classified as a current liability as of March 31, 2019 due to the considerations discussed above and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Quarterly Report on Form 10-Q.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through March 31, 2019, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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
Cash Equivalents, Short-term Investments and Restricted Cash
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with remaining maturities greater than 90 days when purchased. The Company classifies these investments as available-for-sale and records them at fair value in the accompanying consolidated balance sheets. Investments with less than one year until maturity are classified as short term, while investments with maturities greater than one year are classified as long term. Unrealized gains or losses are included in accumulated other comprehensive income (loss). Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.
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
As of March 31, 2019, the Company has restricted cash balances relating to a secured letter of credit in connection with its Headquarters Lease (as defined in Note 9). The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$32,173	$58,228
Restricted cash	279	76
Restricted cash included in other assets	—	329
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$32,452	$58,633

Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term deposits and investments, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of March 31, 2019, the Company maintained approximately $0.4 million in Russian bank accounts, of which $0.4 million was held in U.S. dollars.
The Company did not have any off-balance sheet arrangements as of March 31, 2019 and December 31, 2018.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, short‑term investments, restricted cash, accounts payable, loans payable, and common stock warrants. The carrying amounts of cash equivalents, short-term investments, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At March 31, 2019, the carrying amount of the Company's loan payable approximates its estimated fair value due to the short-term nature of the instrument.
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
To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company's loan payable was determined using Level 2 inputs.
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the three months ended March 31, 2019 or the year ended December 31, 2018.
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
Impairment of Long‑Lived Assets
The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available, which is at the entity level ("asset group"). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Based on management's evaluation, the fair value of the asset group, measured as the market capitalization of the Company exceeds its carrying value, and for this reason the Company did not recognize any material impairment losses during the three months ended March 31, 2019 and 2018.
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
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(4,557)	$—	$(4,557)
Other comprehensive income (loss) during the period	$22	$2	$24
Balance at March 31, 2019	$(4,535)	$2	$(4,533)

Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Spark (see Note 13 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
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
Stock‑Based Compensation
The Company accounts for all stock‑based compensation granted to employees and non‑employees using a fair value method. Stock‑based compensation is measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight‑line basis, net of estimated forfeitures. The Company reduces recorded stock‑based compensation for estimated forfeitures. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were adjusted. Stock‑based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest.
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
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of March 31, 2019 and December 31, 2018, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Leases
Under ASC 842 which was adopted January 1, 2019, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company elected not to recognize leases with a term less than one year on our balance sheet. Operating lease right-of-use (ROU) assets and their corresponding lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.
In accordance with the guidance in ASU 2016-02, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.) Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, the Company elected the practical expedient to not separate lease and non-lease components. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense. See Note 9 for details.

Under prior guidance ASC 840, rent expense and lease incentives from operating leases were recognized on a straight‑line basis over the lease term. The difference between rent expense recognized and rental payments was recorded as deferred rent in the accompanying consolidated balance sheets.
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Subsequently, in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.
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
Pursuant to the guidance under ASU 2016-02, the Company elected certain available expedients by electing the transition package of practical expedients permitted with ASU 2016-02, which allows the Company the option not to reassess previous accounting conclusions around, (i) whether expired or existing contracts contain leases, (ii) lease classification for any expired or existing leases, and (iii) the treatment of initial direct costs for any existing leases. The Company also made an accounting policy election to exclude leases with an initial term of 12 months or less from their balance sheet.
The Company adopted the new standard as of the required effective date of January 1, 2019 resulting in the recognition of a net additional lease liability and right-of-use asset. The standard did not impact the Company's consolidated net loss or cash flows. See Note 9 for details.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13) which changes the fair value measurement disclosure requirements of ASC 820. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.
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
3. Available-for-Sale Marketable Securities
As of March 31, 2019, the Company’s available-for-sale marketable securities consisted of U.S. government and agency securities, commercial paper and corporate bonds. As of December 31, 2018, the Company did not have available-for-sale marketable securities.

The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of March 31, 2019 (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$9,935	$1	$—	$9,936
Corporate bonds and commercial paper	6,308	—	—	6,308
Total available-for-sale marketable securities	$16,243	$1	$—	$16,244

All available-for-sale marketable securities are classified in the Company’s consolidated balance sheets as short-term deposits and investments. The Company classifies its marketable debt securities based on their contractual maturity dates. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$16,244	$16,243	$—	$—

As of March 31, 2019 the Company held a total of 15 positions, none of which had been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of March 31, 2019. The Company does not intend to sell these debt securities and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

4. Net Loss Per Share
The Company has reported a net loss for the three months ended March 31, 2019, and 2018, and for this reason basic and diluted net loss per share are the same for all periods presented. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(12,074)	$(15,888)
Denominator:
Weighted‑average common shares outstanding—basic and diluted	38,447,319	22,345,523
Net loss per share attributable to common stockholders —basic and diluted	$(0.31)	$(0.71)

All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	March 31,
	2019	2018
Stock options to purchase common stock	4,564,742	2,658,035
Unvested restricted stock units	275,000	—
Stock warrants to purchase common stock	95,619	176,432
Total	4,935,361	2,834,467

5. Fair Value Measurements
The tables below present information about the Company’s financial assets that are measured and carried at fair value as of March 31, 2019 and December 31, 2018, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	March 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$489	$—	$—	$489
Total cash equivalents	$489	$—	$—	$489
Short-term investments:
U.S. government and agency securities	$—	$9,936	$—	$9,936
Corporate bonds and commercial paper	—	6,308	—	6,308
Total short-term investments	$—	$16,244	$—	$16,244

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$10,123	$—	$—	$10,123

Total cash equivalents	$10,123	$—	$—	$10,123

At each of March 31, 2019 and December 31, 2018, cash and cash equivalent investments were held in money market funds maturing within 90 days from the date of purchase.
The average maturity date for U.S. government and agency securities, included in investments at March 31, 2019 was 145 days. Fair value of U.S. government and agency securities approximated amortized value at each reporting date.
The average maturity date for corporate bonds, included in investments at March 31, 2019 was 250 days. Fair value of corporate bonds approximated amortized value at March 31, 2019.
The average maturity date for commercial paper, included in investments at March 31, 2019 was 139 days. Fair value of commercial paper approximated amortized value at March 31, 2019.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Laboratory equipment	$4,932	$5,379
Computer equipment and software	481	561
Leasehold improvements	278	278
Furniture and fixtures	235	247
Office equipment	135	135
Construction in process	—	79
Total property and equipment	6,061	6,679
Less accumulated depreciation	(4,262)	(4,552)
Property and equipment, net	$1,799	$2,127

Depreciation expense was $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.
7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Payroll and employee related expenses	$1,875	$2,497
Current portion of deferred rent and lease incentive	—	117
Collaboration and licensing	831	1,222
Accrued patent fees	510	736
Accrued external research and development costs	3,826	5,344
Accrued professional and consulting services	920	994
Accrued grant refund	175	175
Accrued interest	109	106
Other	254	509
Accrued expenses	$8,500	$11,700

8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Clinical operations	$9,916	$3,550
Insurance	222	433
Rent	192	188
Service agreements	426	422
Other	76	80
	$10,832	$4,673

As of March 31, 2019 and December 31, 2018, the clinical operations prepaid expense related to the purchase of inventory to complete the head-to-head Phase 2 trial against Krystexxa was $6.2 million and zero respectively.
9. Leases
On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. The Company recorded operating lease assets (right-of-use assets) of $1.6 million and operating lease liabilities of $1.8 million and reversed lease liability of $0.2 million related to straight-line rent and incentives. There was no impact to accumulated deficit upon adoption of Topic 842. The underlying assets of the Company’s leases are primarily office space. The Company determines if an arrangement qualifies as a lease at its inception.
As a practical expedient permitted under Topic 842, the Company has elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee. Lease payments, which may include lease and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract.
When the Company cannot readily determine the rate implicit in the lease, the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. On January 1, 2019, the discount rate used on existing operating leases at adoption, which had remaining lease terms of 15 months, was 10.0%. For new or renewed leases starting in 2020, the discount rate is determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods.
The Company enters into lease agreements with terms generally ranging from 2-5 years. Some of the Company’s lease agreements include Company options to either extend and/or early terminate the lease, the costs of which are included in our operating lease liabilities to the extent that such options are reasonably certain of being exercised. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such option. Renewal and termination options were generally not included in the lease term for the Company’s existing operating leases.
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
In August 2016, the Company signed an amendment to the Headquarters Lease, which extends the term through March 31, 2020. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, lease and nonlease components are combined.
In October 2017, the Company entered into a lease for approximately 5,100 square feet of additional office space located in Watertown, Massachusetts. On January 11, 2019, the Company decided to vacate certain office space in Watertown, MA and consolidated all employees at its corporate headquarters at 480 Arsenal Way, Watertown, MA. The lease term expires in March 2020. The ROU asset carrying amount of $0.2 million attributable to 75 North Beacon, Watertown, MA was written down to zero during the first quarter.
The Company has a month‑to‑month facility agreement for its Moscow, Russia facility. Rent expense is recognized as incurred.
Rent expense for each of the three months ended March 31, 2019 and 2018 was $0.5 million.
For the three months ended March 31, 2019, the components of lease costs were as follows (in thousands):

March 31,
2019
Operating lease expense	$341
Variable lease expense	203
Short-term lease expense	8
Total lease expense	$552

The maturity of the Company's operating lease liabilities as of March 31, 2019 were as follows (in thousands):

March 31,
Operating leases:	2019
2019 (Remainder)	1,119
2020	375
Total future minimum lease payments	1,494
Less imputed interest	66
Total operating lease liabilities	1,428
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	1,428
Non-current operating lease liabilities	—
Total operating lease liabilities	1,428

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

March 31,
Operating leases:	2019
Supplemental Cash Flows Information
Operating cash flows from operating leases	$363

The changes in the Company’s right of use asset and lease liability for the months ended March 31, 2019 are reflected in the changes in prepaid expenses, deposits and other assets and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

March 31,
Operating leases:	2019
Weighted-average remaining lease term (years)	1.0 year
Weighted-average discount rate	10%

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the total commitment for non-cancelable operating leases was $1.9 million as of December 31, 2018 (in thousands):

Lease
Commitments
2019 (Remainder)	$1,482
2020	375
Total	$1,857

10. Debt
2017 Term Loan
On September 12, 2017, the Company entered into a term loan facility of up to $21.0 million (the “2017 Term Loan”) with Silicon Valley Bank, a California corporation (“SVB”). The 2017 Term Loan is governed by a loan and security agreement, dated September 12, 2017, between the Company and SVB (the “Loan Agreement”). The 2017 Term Loan was funded in full on September 13, 2017 (the “Funding Date”).
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
The 2017 Term Loan will mature on February 1, 2022. Each advance under the 2017 Term Loan accrues interest at a floating per annum rate equal to one-half of one percent above the prime rate (as published in the money rates section of The Wall Street Journal). The 2017 Term Loan provides for interest-only payments monthly until August 31, 2019. Thereafter, amortization payments will be payable monthly in equal installments of principal and variable interest to fully amortize the outstanding principal over the remaining term of the loan. The monthly interest is subject to recalculation upon a change in the prime rate. The Company may prepay the 2017 Term Loan in full but not in part provided that the Company (i) provides five business days’ prior written notice to SVB, (ii) pays on the date of such prepayment for all outstanding principal plus accrued and unpaid interest, 2% if prepaid after the first anniversary but before the second anniversaries, and 1% if prepaid after the second anniversary.
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
As of March 31, 2019 and December 31, 2018, the outstanding principal balance under the 2017 Term Loan was $21.0 million.
Future minimum principal and interest payments on the 2017 Term Loan as of March 31, 2019 are as follows (in thousands):

2019 (Remainder)	4,427
2020	9,232
2021	8,718
2022	1,754
Total minimum debt payments	$24,131
Less: Amount representing interest	(2,081)
Less: Debt discount and deferred charges	(584)
Less: Current portion of loan payable	(21,466)
Loan payable, net of current portion	$—

All amounts due under the 2017 Term Loan have been classified as a current liability as of March 31, 2019 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by SVB as of the date of the filing of this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2019 and 2018, the Company recognized $0.4 million and $0.3 million respectively, of interest expense related to the 2017 Term Loan.

11. Stockholders' Equity
2019 Public Offering
On January 25, 2019, the Company completed a public offering of 20,000,000 shares of its common stock at a public offering price of $1.50 per share. On January 29, 2019, an additional 2,188,706 shares were sold at a public offering price of $1.50 per share. The total net proceeds from the offering were $30.9 million, after deducting underwriting discounts, transaction costs and commissions.
2017 Shelf Registration Statement
On August 10, 2017, the Company filed a universal shelf registration statement on Form S-3 with the SEC to sell up to $200 million of equity and/or debt securities and entered into a sales agreement with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an at-the-market, or ATM, offering. The shelf registration statement was declared effective by the SEC on August 28, 2017. As of March 31, 2019, no securities have been issued from this shelf registration statement.
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
On June 27, 2017, in connection with the 2017 PIPE, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Institutional Investors and Dr. Springer (together, the “Investors”). Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC within 20 days after the closing of the 2017 PIPE for purposes of registering the resale of the shares of common stock issued and sold in the 2017 PIPE (the “Shares”), the Warrant Shares, and any shares of common stock issued as a dividend or other distribution with respect to the Shares or Warrant Shares. The registration statement was declared effective by the SEC on July 21, 2017.
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
Common Stock
As of March 31, 2019, the Company had 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 44,788,025 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through March 31, 2019, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Period ending
	March 31, 2019	December 31, 2018
Exercise of common warrants	95,619	95,619
Shares available for future stock incentive awards	4,012,207	1,586,925
RSUs reserved for issuance	50,000	—
Unvested restricted stock units	225,000	175,000
Outstanding common stock options	4,564,742	4,093,979
Total	8,947,568	5,951,523

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
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016. The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash-based awards as determined by the Board. Shares subject to awards that are granted under the 2016 Plan and that expire, lapse or terminate are available for future grants under the 2016 Plan. At inception of the 2016 Plan, a total of 1,210,256 shares of common stock were authorized for future issuance under the 2016 Plan. The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. During the three months ended March 31, 2019 and 2018, the number of shares of common stock that may be issued under the 2016 Plan was increased by 898,871 shares and 893,730 shares, respectively. As of March 31, 2019, 1,759,539 shares remain available for future issuance under the 2016 Plan.
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
The Company’s 2018 Employment Inducement Incentive Award Plan (the “Inducement Incentive Award Plan”), which was adopted by the Board on September 25, 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"), provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock or cash based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Incentive Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or an employee who is being rehired following a bona fide period of non-employment by the Company, as a material inducement to the employee’s entering into employment with the Company. The Company reserved 1,175,000 shares of its common stock for issuance under the Inducement Incentive Award Plan. On March 25, 2019, the Board approved the amendment and restatement of the Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder.
On March 25, 2019, pursuant to an employment agreement entered into with Elona Kogan, the Company granted Ms. Kogan equity awards under the Inducement Incentive Award Plan consisting of an option to purchase 400,000 shares of common stock.
As of March 31, 2019, there are 1,500,000 shares available for future grant under the Inducement Incentive Award Plan.
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
Effective March 31, 2019, the Company entered into a transition agreement and release with an executive officer under which if he remains continuously employed by the Company through the Effective Date or the Company terminates his employment on or prior to the Effective Date without “cause”, then, subject to his continued compliance with certain restrictive covenants and execution of a general release of claims, he will be entitled to receive immediate vesting of his outstanding unvested stock options (60,001 shares) that would have vested based solely on his continued service if he had continued providing services to the Company until December 31, 2019 and extension of the right to exercise any vested stock options (137,918 shares) (after giving effect to the foregoing accelerated vesting) until March 31, 2020. The subsequent stock based compensation amount was not material.
The estimated grant date fair values of employee stock option awards granted under the 2008 Plan, 2016 Plan and the Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.45%	2.65%
Dividend yield	—	—
Expected term	6.06	6.64
Expected volatility	87.35%	84.81%
Weighted-average fair value of common stock	$2.41	$9.53

The weighted average grant date fair value of stock options granted to employees during the three months ended March 31, 2019 and 2018 was $1.77 and $7.07, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 was $0.1 million. There were no employee stock option exercises during the three months ended March 31, 2018.
As of March 31, 2019, total unrecognized compensation expense related to unvested employee stock options was $10.3 million, which is expected to be recognized over a weighted average period of 3.1 years.
No stock option awards were granted to non-employees during the three months ended March 31, 2019 and 2018.
As of March 31, 2019, total unrecognized compensation expense related to unvested non‑employee stock options was $1.0 million, which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the activity under the 2008 Plan, 2016 Plan, and Inducement Incentive Award Plan:

			Weighted‑average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee Awards
Outstanding at December 31, 2018	3,681,575	$9.49	7.77	$300
Granted	1,319,500	$2.41
Exercised	(115,600)	$1.26
Forfeited	(733,137)	$10.51
Outstanding at March 31, 2019	4,152,338	$7.29	8.53	$195

Vested at March 31, 2019	1,071,591	$10.06	5.98	$107
Vested and expected to vest at March 31, 2019	3,893,328	$7.39	8.47	$189

Non‑Employee Awards
Outstanding at December 31, 2018	412,404	$6.44	6.42	$28
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2019	412,404	$6.44	6.18	$24

Vested at March 31, 2019	227,986	$4.21	3.73	$24
Vested and expected to vest at March 31, 2019	412,404	$6.44	6.18	$24

Restricted Stock Units
During the fourth quarter of 2018, the Company awarded 175,000 restricted stock units under the Inducement Incentive Award Plan. The restricted stock units granted had a weighted average fair value of $6.03 per share based on the closing price of the Company’s common stock on the date of grant. These restricted stock units were valued at approximately $1.1 million.
During the first quarter of 2019, the Company awarded 100,000 restricted stock units under the Inducement Incentive Award Plan, of which 50,000 were determined to be granted as of the award date consistent with ASC 718. The remaining 50,000 restricted stock units do not have a defined performance metric as of the award date, resulting in the restricted stock units being reserved for future issuance as of March 31, 2019. These restricted stock units will vest in two equal installments on the dates an applicable performance condition is achieved, on or prior to December 31, 2020. If the performance conditions are not satisfied on or prior to December 31, 2020, the restricted stock units will be forfeited for no consideration. The restricted stock units granted had a weighted average fair value of $2.29 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units were valued at approximately $0.1 million on their grant date.
Unrecognized compensation expense is $1.1 million as of March 31, 2019, which is expected to be recognized over a weighted average period of 3.4 years.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Unvested at December 31, 2018	175,000	$6.03
Granted	50,000	2.29
Vested	—	—
Reserved for issuance	50,000	—
Forfeited	—	—
Unvested at March 31, 2019	275,000	$5.20

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
At inception of the ESPP, a total of 173,076 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the three months ended March 31, 2019 and 2018, the number of shares of common stock that may be issued under the ESPP was increased by 224,717 shares and 223,432 shares, respectively. During the three months ended March 31, 2019, the Company issued 11,943 shares of common stock under the ESPP. As of March 31, 2019, 752,668 shares remain available for future issuance under the ESPP.
For each of the three months ended March 31, 2019 and 2018, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.
The Company recorded stock-based compensation expense related to stock option awards, restricted stock units and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$519	$511
General and administrative	661	642
Total stock-based compensation expense	$1,180	$1,153

13. Revenue Arrangements
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
In determining the transaction price, the Company considered the future development milestones, regulatory milestones, commercial milestones, sales milestone, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Spark, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property granted to Spark and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of March 31, 2019, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
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
The Company recognized other assets of $2.6 million related to the incremental costs relating to the payments to MIT that would not have been incurred if the contract with Spark had not been obtained. Under the Company existing license agreement with MIT (See Note 15), in the event the Company sublicenses the MIT patents to a third party, it will be required to remit to MIT a percentage (ranging from 10% to 30%) of sublicense income. The Company concluded that the payments made to MIT were analogous to sales commissions and represented the cost to obtain a contract, which were evaluated under ASC 340-40-25-1. Such amounts were capitalized as they were both incremental and recoverable. However, upon further review, the Company noted that the amounts paid to MIT represent the cost to fulfill a contract rather than a cost to obtain a contract as they represent the costs that were incurred in order to fulfill their supply obligations under the Spark License Agreement. Therefore, the incremental payments to MIT represent part of the cost to fulfill the contract. When determining the appropriate accounting guidance for the costs to fulfill a customer contract, ASC 340-40-25-6 indicates that any other applicable literature should be considered first. Since the intellectual property is being used exclusively for research and development, the accounting for the MIT costs were previously accounted for under ASC 730-10. Since all of the payments to MIT related to the underlying intellectual property, that does not have alternative future use, such amounts should not have been capitalized, and instead remained recorded as research and development expense.
The Company evaluated the impact of the error on previously issued financial statements included in the Form 10-Q for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018, noting that the impact was not material to the balance sheet, statement of operations or cash flows. However, correcting the error would be material to the quarterly trends in the statement of operations to expense the amount in the fourth quarter. Therefore, such amounts were corrected by reducing current and long-term assets by $0.2 million and $2.4 million, respectively and increasing accumulated deficit by $2.6 million as of January 1, 2018 by reversing the amounts initially recorded in transition as is shown in the first quarter 2018 Stockholders' Equity (Deficit) statement. There was no impact to the consolidated statements of operations or cash flows for any of the quarters previously filed and no impact to any of the previously issued annual financial statements.
During the three months ended March 31, 2019, there was one delivery resulting in less than $0.1 million of revenue recognized. No revenue related to the Spark License Agreement was recognized during the twelve months ended December 31, 2018.
As of March 31, 2019, there was a contract liability of $14.7 million representing deferred revenue associated with this agreement. A total of $1.0 million is presented as current and $13.7 million is presented as noncurrent in the accompanying consolidated balance sheet. As of December 31, 2018, there was $14.7 million of deferred revenue related to this agreement.
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
Skolkovo Foundation
The Company receives grant funding from the Russia-based Development Fund of New Technologies Development and Commercialization Center ("Skolkovo"). On November 28, 2014, the Company executed a grant awarded by Skolkovo for the development of a therapeutic vaccine using nanoparticles to treat chronic infection caused by human papillomavirus (HPV) and diseases associated with this infection. The grant covered the period from August 1, 2014 through July 21, 2017. The grant provided for up to $2.7 million that covers 48.5% of the estimated total cost of the research plan with the remaining 51.5% of estimated costs to be contributed by the Company. From grant inception through March 31, 2019, the Company received $2.0 million from Skolkovo.
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

In accordance with ASC 606, the contract counterparty, Skolkovo, is a customer. Furthermore, the agreement with Skolkovo has commercial substance, and that the grant should be accounted for as revenue. The Company identified the research and development services being provided to Skolkovo as the only performance obligation in the agreement. Based on the guidance in ASC 606, the Company concluded that the entire $2.0 million of grant funds received from Skolkovo is variable consideration. Although the Company believes it has an enforceable right to the amounts received, there is risk that an audit could result in the Company needing to refund certain amounts back to Skolkovo, resulting in variability in the transaction price. The Company utilized the “expected value” approach in determining the amount that can be recognized. The Company estimated that it will be entitled to revenue of $1.8 million from the Skolkovo grant, and recorded this amount. The remainder of $0.2 million was recorded as a contract liability.
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
As of March 31, 2019, a contract liability of $0.1 million remains on the balance sheet and will not be recognized as revenue until the expiration of the three-year audit period, or sooner, if resolution is reached with Skolkovo or there is a change in the estimate.
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
According to ASC 606, the contract counterparty, NIDA, is a customer. Furthermore, the agreement with NIDA has commercial substance, and the grant should be accounted for as revenue. The Company identified the research and development services being provided to NIDA as the only performance obligation in the agreement. Through December 31, 2017, the Company recognized $7.2 million of grant revenue. During the fourth quarter of 2018, the Company recognized $0.9 million of grant revenue from NIDA.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.6 million. The Company expects to recognize revenue on approximately 8.9% of the remaining performance obligations over the next 12 months.
Contract Balances from Contracts with Customers
The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2019 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period
Three Months Ended March 31, 2019
Contract liabilities:
Deferred revenue	$14,777	$8	$(10)	$14,775
Other liabilities (i)	2,126	—	(493)	1,633
Total contract liabilities	$16,903	$8	$(503)	$16,408
(i) As of March 31, 2019, the current portion of other liabilities in the amount of $0.8 million is presented in the accrued expenses line of the consolidated balance sheet. The non-current portion of other liabilities in the amount of $0.8 million is presented in the other long-term liabilities line of the consolidated balance sheet.
Deferred revenue
During the three months ended March 31, 2019, the Company recognized less than $0.1 million of revenue for a shipment to Spark.
During the year ended December 31, 2018, the Company made a decision to cease work relating to the Skolkovo grant. As a result, Skolkovo performed a formal review of project expenses incurred by the Company. Skolkovo concluded that the

Company should return unused grant funds to Skolkovo, which resulted in a reduction to deferred revenue of less than $0.1 million.
Other liabilities
In connection with its cost reimbursement arrangement with Spark, the Company received and paid reimbursement invoices during the three months ended March 31, 2019 amounting to approximately $0.5 million, which reduced the other liability balance to $1.6 million as of March 31, 2019.
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

14. Related‑Party Transactions
In January 2019, the Company completed a registered public offering pursuant to which we issued and sold an aggregate of 22,188,706 shares of our common stock (including 2,188,706 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) at a public offering price of $1.50 for aggregate gross proceeds to us of approximately $33.3 million. The following table sets forth the number of shares of common stock purchased in our registered public offering by directors (and related parties thereto) and holders of more than 5% of our common stock:

Name	Shares of Common Stock Purchased	Total Purchase Price
Timothy A. Springer, Ph.D.	4,000,000	$6,000,000.00
Entities affiliated with NanoDimension	1,666,666	$2,499,999.00
Entities affiliated with OrbiMed Advisors	1,333,333	$1,999,999.50
Entities affiliated with Polaris	666,666	$999,999.00
SAF-BND Trust (affiliate of Omid Farokhzad, M.D.)	83,333	$124,999.50
Chafen Lu (Timothy Springer’s wife)	66,666	$99,999.00
Jed Springer (Timothy Springer’s brother)	1,000	$1,500.00

During the fourth quarter of 2018, the Company entered into an amended consulting agreement with Dr. Omid Farokhzad, a member of its Board of Directors. The term of the amendment to the Consulting Agreement is April 1, 2018 to December 31, 2019, which extends the original consulting term for an additional nine months from March 31, 2019. Compensation for the Amendment includes a $85,000 payment for the period beginning January 1, 2019 and ending December 31, 2019. The $85,000 will be paid quarterly across the contract term in arrears beginning March 31, 2019. Included within this agreement, a stock option award of 75,000 shares was granted, with a weighted average grant date fair value of $4.35.
The Company incurred expenses for consulting services provided by its founders totaling $0.1 million, and less than $0.1 million during the three months ended March 31, 2019, and 2018, respectively.
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
As of March 31, 2019, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the three months ended March 31, 2019.
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

Pursuant to the 3SBio License, the Company is required to use commercially reasonable efforts to develop and commercialize a product containing pegadricase or a related compound. If the Company does not commercialize any such product in a particular country in Asia, Africa or South America within 48 months after approval of any such product in the United States or a major European country, then 3SBio will have the right to do so, but only until the Company commercializes a product combining the Company’s ImmTOR technology with any such compound in such country. The Company has paid to 3SBio an aggregate of $3.0 million in upfront and milestone‑based payments under the 3SBio License. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing the Company’s ImmTOR technology, and up to an aggregate of $41.5 million for products without the Company’s ImmTOR technology. The Company is also required to pay 3SBio tiered royalties on annual worldwide net sales (on a country‑by‑country and product‑by‑product basis) related to the pegadricase component of products at percentages ranging from the low‑to‑mid single digits for products containing the Company’s ImmTOR technology, and a range of no more than ten percent points from the mid‑single digits to low double‑digits for products without the Company’s ImmTOR technology. The Company will pay these royalties to 3SBio, subject to specified reductions, on a country‑by‑country and product‑by‑product basis until the later of (i) the date that all of the patent rights for that product have expired in that country, or (ii) a specified number of years from the first commercial sale of such product in such country.
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
Through March 31, 2019, the Company paid a total of $0.4 million in license fees due under the MEE License. No license fees are accrued under the MEE License as of March 31, 2019.
16. Income Taxes
The Company provides for income taxes under ASC 740. Under ASC 740, the Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. For the three months ended March 31, 2019 and 2018, the Company did not record a current or deferred income tax expense or benefit.
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
The Company applies ASC 740 to uncertain tax positions. As of the adoption date of January 1, 2010 and through March 31, 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations.
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
Upon adoption of ASC 842, a deferred tax liability was recorded for the right-of-use asset. The deferred tax asset for the lease liability and the deferred tax asset for the lease incentives was reversed, with no impact to the valuation allowance or deferred tax expense.
17. Defined Contribution Plan
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended March 31, 2019 and 2018, respectively.
18. Commitments and Contingencies
As of March 31, 2019, the Company had operating lease agreements for offices in Watertown, MA, see Note 9 to the condensed consolidated financial statements for additional information regarding the Company's leases.
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
Our proprietary tolerogenic ImmTOR technology encapsulates an immunomodulator in biodegradable nanoparticles to mitigate the formation of anti-drug antibodies, or ADAs by inducing antigen-specific immune tolerance to biologic drugs. We believe ImmTOR has potential to enhance the efficacy without compromising the safety of existing approved biologic drugs, improve product candidates under development and enable novel therapeutic modalities, such as re-administration of systemic gene therapy.
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
In March 2019, we initiated a head-to-head clinical trial of SEL-212 (COMPARE) compared to the current FDA-approved uricase therapy, Krystexxa. The COMPARE trial is expected to enroll 150 patients and is designed to compare the efficacy and safety of SEL-212 to Krystexxa in adult patients with chronic refractory gout. The primary endpoint is the maintenance of serum uric acid (sUA) levels of <6mg/dL at six months. An interim six-month data readout is projected in the fourth quarter of 2019 with a full statistical superiority data analysis readout expected in the first quarter of 2020. The interim results and learnings of the COMPARE trial are expected to inform the design of the planned Phase 3 clinical trial of SEL-212, which we plan to initiate in the fourth quarter of 2019, assuming we are able to raise the additional capital necessary to conduct the trial.
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
We are also developing two gene therapy product candidates in preclinical development for rare inborn errors of metabolism. SEL-302, our lead gene therapy product candidate, is a potential treatment for methylmalonic acidemia, which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. Our second gene therapy product candidate, SEL-313, is being developed to treat ornithine transcarbamylase deficiency. Our collaboration announced in September 2018 with CureCN, a European consortium, for the use of our ImmTOR technology in combination with an AAV gene therapy in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body continues to make progress.
We were incorporated in 2007 under the laws of the State of Delaware and our corporate headquarters is in Watertown, Massachusetts. Our operations to date have been limited to organizing and staffing our company, business planning, acquiring operating assets, raising capital, developing our technology, identifying potential nanoparticle immunomodulatory product candidates, research and development, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through the public offering and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We do not have any products approved for sale and have not generated any product sales. All of our revenue to date has been generated from research grants and contracts
Since inception, we have incurred significant operating losses. We incurred net losses of $12.1 million and $15.9 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $292.5 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
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
The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212, which we plan to initiate in the fourth quarter of 2019. We believe that we have the financial resources to complete the head-to-head Phase 2 COMPARE trial against Krystexxa, but will require an additional equity offering or other external sources of capital to conduct the planned Phase 3 program for SEL-212. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. For additional information, see “Liquidity and Capital Resources.”
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
Research and development
Our research and development expenses consist of external research and development costs, which we track on a program‑by‑program basis and primarily include contract manufacturing organization, or CMO, related costs, fees paid to contract research organizations, or CROs, and internal research and development costs, which are primarily compensation expenses for our research and development employees, lab supplies, analytical testing, allocated overhead costs and other related expenses. Our internal research and development costs are often devoted to expanding our programs and are not necessarily allocable to a specific target.
We have incurred a total of $205.4 million in research and development expenses from inception through March 31, 2019, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine candidate, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
In connection with our intention to focus on advancing our ImmTOR platform, as stated in January 2019, we completed ongoing work on our immune stimulation programs SELA-070 and SEL-701, and currently do not have plans to move these programs forward or to perform any additional work on either of these programs.
As we expand the clinical development of SEL‑212 and our gene therapy programs, we expect our research and development expenses to increase.
We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Product candidates in clinical development generally have higher development costs than those in earlier stages of development, primarily due to the size, duration and cost of clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of SEL‑212, and to further advance our preclinical and earlier stage research and development projects. The successful development of our clinical and preclinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the development of SEL‑212 or any of our preclinical programs or the period, if any, in which material net cash inflows from these product candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from our expectations. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently expect will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time to complete any clinical development.
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expenses (key projects and initiatives):
SEL-212	$2,861	$4,802
SELA-070	53	49
Discovery and preclinical stage product candidate programs, collectively	289	332
Other internal research and development expenses	4,150	5,956
Total research and development expenses	$7,353	$11,139

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
Other income (expense)
Other income (expense) for each of the three months ended March 31, 2019 and 2018 was de minimis.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. At March 31, 2019 and December 31, 2018, we maintained cash of $0.4 million and $0.4 million, respectively, in Russian banks, of which $0.4 million and $0.4 million was denominated in U.S. dollars for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue
The following is a comparison of revenue for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2019	2018	(decrease)
Grant revenue	$—	$—	$—	—%
Collaboration revenue	10	—	10	—%
Total revenue	$10	$—	$10	—%
During the three months ended March 31, 2019, the Company recognized less than $0.1 million of revenue for a shipment under our collaboration agreement with Spark.
Research and development
The following is a comparison of research and development expenses for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2019	2018	(decrease)
Research and development	$7,353	$11,139	$(3,786)	(34)%

During the three months ended March 31, 2019, our research and development expenses decreased by $3.8 million, or 34%, as compared to 2018. The reduction in expense was driven by reduced salaries and benefits as a result of our headcount reduction at the beginning of the quarter combined with expenses incurred for both our Phase 2 and Phase 3 clinical programs for SEL-212.
General and administrative
The following is a comparison of general and administrative expenses for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended December 31,		Increase
	2019	2018	(decrease)
General and administrative	$4,513	$4,674	$(161)	(3)%

During the three months ended March 31, 2019, our general and administrative expenses decreased by $0.2 million, or 3%, as compared to 2018. The reduction in costs was primarily the result of reduced consulting fees.

Investment income
Investment income remained relatively unchanged during the three months ended March 31, 2019 as compared to 2018.
Foreign currency transaction gain (loss)
We recognized foreign currency losses of less than $0.1 million during the three months ended March 31, 2019 and 2018, respectively, reflecting little fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.4 million for both the three months ended March 31, 2019 and 2018, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
Other income (expense) was de minimis for the three months ended March 31, 2019 and 2018.
Net Loss
Net loss for the three months ended March 31, 2019 was $12.1 million compared to $15.9 million for the three months ended March 31, 2018.

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
From our inception through March 31, 2019, we have raised an aggregate of $341.7 million to fund our operations, of which $118.5 million was from the sale of preferred stock, $11.1 million was from government grants, $25.3 million was from borrowings under our credit facility, $44.3 million was through our collaborations and license agreements, $64.5 million in combined net proceeds was raised from our initial public offering in June 2016 and the underwriters' exercise in part of their option to purchase additional shares of our common stock in July 2016, $47.1 million in combined net proceeds was raised from our private placement of common stock in June 2017, or the 2017 PIPE, and $30.9 million from a common stock public offering in January 2019.
On August 10, 2017, we entered into an open market sale agreement with Jefferies LLC, as sales agent, or the Sales Agreement, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in an "at-the market offering". To date, there have been no sales of common stock pursuant to the Sales Agreement.
On January 25, 2019, we completed a public offering of 20,000,000 shares of our common stock at a public offering price of $1.50 per share. On January 29, 2019, an additional 2,188,706 shares were sold at a public offering price of $1.50 per share. The total net proceeds from the offering were $30.9 million, after deducting underwriting discounts and commissions.
As of March 31, 2019, our cash, cash equivalents, restricted cash and short-term investments were $48.7 million, of which $0.4 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
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
As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $292.5 million and $280.4 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.
Management is exploring various sources of funding such as strategic collaborations and the issuance of equity to fund its operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to its technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. The Company believes that it has the financial resources to complete the head-to-head Phase 2 trial against Krystexxa, but will require additional external sources of capital to conduct the planned Phase 3 clinical program. If we are unable to raise sufficient capital through the transactions discussed above, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Because of the uncertainty in securing additional capital and the insufficient amount of cash and short-term investments at March 31, 2019, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
Our future capital requirements will depend on many factors, including:
-    the scope, progress, results and costs of our clinical trials of SEL-212;

-	the number of product candidates that we pursue;

-	our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;

-	the cost of manufacturing clinical supplies of our product candidates;

-	our headcount growth and associated costs;

-	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

-    the costs, timing and outcome of regulatory review of our product candidates;

-	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

-	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

-	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

-	the effect of competing technological and market developments; and

-	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

Summary of Cash Flows

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash provided by (used in):
Operating activities	$(20,240)	$(13,409)
Investing activities	(16,119)	945
Financing activities	31,107	51
Effect of exchange rate changes on cash	22	19
Net change in cash, cash equivalents, and restricted cash	$(5,230)	$(12,394)
Operating activities
Net cash used in operating activities for the three months ended March 31, 2019 was $20.2 million compared to $13.4 million in the same period in 2018, an increase of $6.8 million. The increase in net cash used in operating activities was primarily due to an increase of $6.1 million to prepaid expenses related to the purchase of inventory to complete the head-to-head Phase 2 trial against Krystexxa and an increase in accrued expenses, liabilities and accounts payable of $4.6 million. This was offset by a decrease in the reported net loss of $3.8 million for the three months ended March 31, 2019 compared to the comparable prior year period.
Investing activities
Net cash used by investing activities for the three months ended March 31, 2019 was $16.1 million compared to net cash provided from investing activities of $0.9 million in the same period in 2018. The increase in net cash used by investing activities in 2019 was the result of purchases of short-term investments of $18.2 million to purchase short-term investments, offset by $2.0 million in sales of short-term investments. During the first quarter of 2018, investing activities provided cash from maturities of short term investments of $15.1 million offset by purchases of short-term investments of $13.9 million.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2019 was $31.1 million compared to net cash provided by financing activities of less than $0.1 million in the same period in 2018. The net cash provided by financing activities in 2019 was due to $30.9 million net proceeds from the issuance of common stock under the January 2019 Public Offering and $0.1 million from the exercise of employee stock options.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please refer to Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Spark (see Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
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
Smaller Reporting Company
We qualify as a “smaller reporting company” under the rules of the Securities Act and the Exchange Act. As a result, in addition to the exemptions available to us as an “emerging growth company,” we may choose to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we are not required to provide a contractual obligations table in Part II, Item 7 of our Quarterly Report on Form 10-Q and we are permitted to include only two years of consolidated financial statements. Additionally, even if we cease to be an emerging growth company as noted above, as long as we continue to be a smaller reporting company, we may continue to rely on the reduced executive compensation disclosure obligations available to emerging growth companies. We will remain a smaller reporting company until the last day of the fiscal year in which the aggregate market value of our common stock held by non-affiliated persons and entities, or our public float, was less than $250 million as of the last business day of our most recently completed second fiscal quarter, or the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in public float as of the last business day of our most recently completed second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2019 and December 31, 2018, we had cash, cash equivalents and short-term deposits and investments of $48.7 million and $37.4 million, respectively, consisting of non‑interest and interest‑bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.

In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. At March 31, 2019, we held $0.4 million of total cash in Russian banks to support our Russian subsidiary, which includes $0.4 million of cash and cash equivalents and no restricted cash, of which $0.4 million of cash and cash equivalents were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Controller, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Controller concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
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
Since inception, we have incurred significant operating losses in every year. Our net loss was $12.1 million for the three months ended March 31, 2019 and $65.3 million for each of the years ended December 31,2018 and 2017, respectively. As of March 31, 2019, we had an accumulated deficit of $292.5 million. To date, we have financed our operations primarily through the public offering and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our ImmTOR technology, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of our product candidates, and we have not completed development of any ImmTOR-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
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
We believe that our existing cash, cash equivalents and investments, and restricted cash as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212, which we plan to initiate in the fourth quarter of 2019. We believe that we have the financial resources to complete the head-to-head Phase 2 trial against Krystexxa, but will require an additional equity offering or other external sources of capital to conduct the planned Phase 3 program for SEL-212. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
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
As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $292.5 million and $280.4 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of filing this Quarterly Report on Form 10-Q.
We are exploring various sources of funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. We believe that we have the financial resources to complete the head-to-head Phase 2 trial against Krystexxa, but will require an additional equity offering or other external sources of capital to conduct the planned Phase 3 program for SEL-212. If we are unable to raise sufficient capital through the transactions discussed above, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the company.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We commenced active operations in 2007, and our operations to date have been limited to developing and researching our ImmTOR technology and related products and programs, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. Other than SEL-212, our lead product candidate, our other product candidates are still in preclinical development. While we have completed our Phase 1 clinical trial for SEL‑212, we have not yet completed any other clinical trials for SEL‑212 or any other product candidate, nor have we demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter‑to‑quarter and year‑to‑year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES
Our product candidates are based on our ImmTOR technology, which is an unproven approach designed to induce antigen‑specific immune tolerance to biologic drugs. We are very early in our clinical development efforts and may not be successful in our efforts to use our ImmTOR technology to build a pipeline of product candidates and develop marketable drugs.
All of our product candidates are derived from our ImmTOR technology, which is an unproven approach to inducing antigen‑specific. We are primarily using our ImmTOR technology to improve and enable biologics that treat rare and serious diseases, with an initial focus on developing SEL‑212 for the treatment of chronic refractory gout. We are also leveraging our ImmTOR platform to pursue programs in additional therapeutic areas with a focus on gene therapy. For instance, in May 2017 we licensed LMB-100, a potent immunoitoxin, from the National Cancer Institute (NCI) and a Phase 1 clinical trial of LMB-100 plus ImmTOR (SEL-403) initiated im March 2018 by NCI in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy under a Cooperative Research and Development Agreement (CRADA) between the NCI and the Company. In October 2018 the NCI informed the Company of a Grade 5 Serious Adverse Event (patient death) in this clinical trial related to pneumonitis, which was deemed by the trial investigator to be probably related to SVP-Rapamycin and possibly related to the patient’s pleural mesothelioma condition. This patient had received previous therapies, including two courses of radiation therapy and three different immune check point inhibitors, which can be associated with pneumonitis1,2; however, the possible relationship to SVP-Rapamycin cannot be excluded. Pneumonitis has been reported in patients receiving mTOR therapies, including daily oral rapamycin3. In addition, a Serious Adverse Event (pericardial effusion) was seen in one of the other three patients dosed in the SEL-403 clinical trial. Pericardial effusion can be a side effect of immunotoxin therapies targeting mesothelin4. The FDA placed the IND for SEL-403 on full clinical hold in response to adverse events observed during the Phase 1 trial. Selecta has terminated the license of LMB-100 from NCI, effective April 9, 2019 and is no longer pursuing this product candidate.
In addition, we are developing two gene therapy product candidates for rare inborn errors of metabolism. Our lead gene therapy program is a potential treatment for methylmalonic acidemia. This product candidate is known as SEL-302. Our second gene therapy product candidate, or SEL-313, is being developed to treat ornithine transcarbamylase deficiency. Our collaboration announced in September 2018 with CureCN, a European consortium, for the use of our ImmTOR technology in combination with an AAV gene therapy in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body continues to make progress.
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

We have not received FDA approval for a therapeutic based on our ImmTOR technology or for a biologic product manufactured in China and we know of only one company which has received FDA approval for a therapeutic based on a biologic sourced from China. In addition, we may use biologics other than pegadricase (formerly pegsiticase) with our ImmTOR technology.

As a result, we cannot be certain that our approach, or our development of SEL-212, will lead to the development or approval of marketable products. In addition:

-	due to the unproven nature of our ImmTOR therapeutics, there may be different efficacy and safety rates in various indications;

-
the FDA or other regulatory agencies may lack experience in evaluating the efficacy and safety of products based on ImmTOR or a biologic sourced from China or other jurisdictions, which could result in a longer‑than‑expected regulatory review process, increase our expected development costs or delay or prevent commercialization of our product candidates; and

-
in the event of a biologics license application, or BLA, for SEL‑212 or another product and a pre‑approval inspection by the FDA of the facilities of Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio, or any other manufacturer of biologics we may use, the FDA may not approve the facility for production or may make observations that will take significant time for 3SBio or such other manufacturer to address.

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
Our lead product candidate, SEL-212, is currently being evaluated in a Phase 2 clinical program that we initiated in October 2016. We are preparing for the start of a pivotal Phase 3 program for SEL-212. In March 2019, we initiated a head-to-head clinical trial of SEL-212 compared to the current FDA-approved uricase therapy, Krystexxa. In May 2017, we in-licensed LMB-100, a next-generation immunotoxin that completed a Phase 1 clinical program at the Center for Cancer Research at the National Cancer Institute, or NCI, part of the National Institutes of Health, for pancreatic cancer, mesothelioma and other cancers in 2017. For this product candidate, known as SEL-403, we plan to co-administer LMB-100 with ImmTOR. In March 2018, we initiated a Phase 1 trial of SEL-403 in patients with malignant pleural or peritoneal mesothelioma who have undergone at least one regimen of chemotherapy under a Cooperative Research and Development Agreement, or CRADA, at NCI. A patient in the Phase 1 trial experienced a Grade 5 SAE (patient death) related to pneumonitis, which was deemed by the trial investigator to be probably related to ImmTOR and possibly related to the patient’s pleural mesothelioma condition. In November 2018, the FDA placed the IND for SEL-403 on full clinical hold in response to adverse events observed during the Phase 1 trial. Selecta has terminated the license of LMB-100 from NCI, effective April 9, 2019 and is no longer pursuing this product candidate. Aside from these programs, our other product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical development is costly and inherently uncertain. For example, we have invested significant resources in our preclinical gene therapy program, which has demonstrated the potential for treatment of rare inborn errors of metabolism. Early preclinical results may not be predictive of future results, however, if our technology proves to be ineffective or unsafe as a result of, among other things, adverse side effects, pre-existing anti-drug antibodies that can neutralize the viral vector and block gene transfer, or cellular immune response to the transduced cells.
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
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical development or early-stage clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. SAEs caused by, or other unexpected properties of, any product candidates that we may choose to develop could cause us, an institutional review board or regulatory authority to interrupt, delay or halt clinical trials of one or more of such product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable non-U.S. regulatory authorities. If any product candidate that we may choose to develop is associated with SAEs or other unexpected properties, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which those undesirable characteristics would be expected to be less prevalent, less severe or more tolerable from a risk-benefit perspective. For example, multiple SAEs have occurred in connection with the SEL-212 Phase 1/2 clinical program and the SEL-403 Phase 1 clinical trial, including a Grade 5 SAE (patient death) in the SEL-403 Phase 1 clinical trial that was deemed by the trial investigator to be probably related to ImmTOR, and additional SAEs or similar events could occur during the course of our development of SEL-212 or our other product candidates, which could be materially adverse to the success of these programs and delay or prevent our ability to obtain FDA approval. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory authority approval. If we fail to produce positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be negatively impacted.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Further, therapies such as those we are developing involve unique side effects that could be exacerbated compared to side effects from other types of therapies with singular components. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. For example, a patient in the Phase 1 trial of SEL-403 experienced a Grade 5 SAE (patient death) related to pneumonitis, which was deemed by the trial investigator to be probably related to ImmTOR and possibly related to the patient’s pleural mesothelioma condition, and in November 2018, the FDA placed the IND for SEL-403 on full clinical hold due to adverse events observed in the Phase 1 trial. Selecta has terminated the license of LMB-100 from NCI, effective April 9, 2019 and is no longer pursuing this product candidate.
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
Any disruption in production or inability of 3SBio in China to produce adequate quantities of pegadricase to meet our needs, whether as a result of a natural disaster, failure to comply with regulatory requirements or other causes, could impair our ability to operate our business on a day‑to‑day basis and to continue our research and development of our future product candidates. Furthermore, since 3SBio is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any of these matters could materially and adversely affect our business and results of operations. Any issues related to the manufacturing lots or similar action regarding pegadricase used in preclinical studies or clinical trials could delay the studies or trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply or maintain compliance with regulatory requirements by 3SBio could significantly delay our clinical development of potential products and reduce third‑party or clinical researcher interest and support of our proposed trials. These interruptions or failures could also impede commercialization of our future product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.
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
Our existing collaborations are important to our business, and future licenses may also be important to us. If we are unable to maintain any of these collaborations, or if these arrangements are not successful, or we are unable to enter into future licenses, our business could be adversely affected.
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
We cannot provide any assurances that the issued patents we currently own, or any future patents, include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Further, it is possible that a patent claim may provide coverage for some but not all parts of a product candidate or third‑party product. These and other factors may provide opportunities for our competitors to design around our patents.
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

Also on January 3, 2019, as a result of our strategic business review, we announced our plan to reduce budgeted headcount by approximately 36% to align our workforce with our newly announced strategy. While the reduction in workforce generally affected employees in all areas, those working in research and related general and administrative functions were most affected. The reduction in workforce resulted in the termination of approximately 17 employment positions effective January 3, 2019. Following the reduction in workforce, we expect to have approximately 45 full-time employment positions and to be appropriately resourced to continue executing on our current strategy. We substantially completed the reduction in workforce during the first quarter of 2019. Our workforce after these actions may not be sufficient to fully execute our new strategy, and we may not be able to effectively attract or retain new management or qualified employees needed to implement this strategy.
We incurred aggregate charges in connection with the reduction in workforce of approximately $0.5 million, all of which were cash expenditures. However, our restructuring activities may also result in unexpected risks or costs, such as employee claims and contractual disputes and the risk that the actual financial and other impacts of the reductions could vary materially from the outcomes anticipated, which may have a material adverse effect on our results of operations or financial condition.
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
Earl Sands, M.D., our Chief Medical Officer, retired effective January 1, 2019. John Leaman, M.D., our Chief Financial Officer and Head of Corporate Strategy, resigned effective March 31, 2019. Recruiting and retaining a new Chief Medical Officer and Chief Financial Officer will be critical to our success. We anticipate that we will experience a transitional period until our new Chief Medical Officer and Chief Financial Officer are hired and fully integrated into his or her new roles. Any delay or failure to recruit Dr. Sands' and Dr. Leaman’s successors may adversely affect our business and financial results. We cannot predict how long it will take to hire a new Chief Medical Officer and Chief Financial Officer and if we are not able to appoint a new Chief Medical Officer and Chief Financial Officer in a timely manner, or we are forced to operate with a transitional leadership team, our business, financial condition, and results of operations could be materially and adversely affected. Moreover, we cannot provide any assurance that the transition in leadership will not result in a disruption that adversely impacts our business and employee morale.
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 42.1% of our outstanding voting stock as of March 31, 2019. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of an aggregate of approximately 3.1 million shares of our common stock as of March 31, 2019 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.
On May 7, 2019, the Board of Directors (the “Board”) of Selecta Biosciences, Inc. (the “Company”) designated Ann K. Donohue, the Company’s Controller, to serve as the principal financial officer and principal accounting officer of the Company. The Company expects that Ms. Donohue will serve as the principal financial officer and principal accounting officer on an interim basis, while the Company’s search for a new Chief Financial Officer is ongoing.
Ms. Donohue, age 38, has served as the Company’s Controller since December 2017. Previously, from September 2016 to December 2017, Ms. Donohue served as the Company’s SEC Reporting Manager. From September 2009 to August 2016, she served as Corporate Reporting Manager at Orchard Brands, a direct marketing retailer. Ms. Donohue received a B.S. in accounting from the Carroll School of Management at Boston College, and a Master’s Degree in accounting from the Carroll Graduate School of Management at Boston College, and is a Certified Public Accountant (CPA).
Employment Offer Letter
In connection with her appointment as SEC Reporting Manager, the Company entered into an employment offer letter with Ms. Donohue on July 29, 2016 (the “Offer Letter”), pursuant to which Ms. Donohue was entitled to receive an annual base salary of $120,000. On November 30, 2017, the Company promoted Ms. Donohue to become the Company’s Controller, effective December 4, 2017, and Ms. Donohue’s annual base salary increased to $145,000. Ms. Donohue is also eligible to participate in the Company’s annual, discretionary year-end incentive compensation plan, which may include cash and/or options to purchase shares of the Company’s common stock. Ms. Donohue has a target bonus under this annual incentive plan equal to 20% of her base salary, which is payable based on the Company’s and her performance. Ms. Donohue is also eligible to participate in the Company’s employee benefit plans and programs generally available to the Company’s employees.

The foregoing description of the Offer Letter does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such Offer Letter and related letter evidencing Ms. Donohue's promotion to Controller, which are filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
10.1#	2018 Employment Inducement Incentive Award Plan, as amended and restated, and forms agreement thereunder	S-8	333-230501	10.1	3/25/2019
10.2#	Employment Agreement, dated March 19, 2019, between Selecta Biosciences, Inc. and Elona Kogan					*
10.3#	Employment Offer Letter, dated July 29, 2016, between Selecta Biosciences, Inc. and Ann K. Donohue, and Promotion Letter dated November 30, 2017					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of principal financial and principal accounting officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of principal financial and principal accounting officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
*    Filed herewith.
**  Furnished herewith.
#  Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: May 9, 2019	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Ann K. Donohue, CPA
Ann K. Donohue, CPA
Controller
(principal financial and principal accounting officer)