Form 10-Q
period 2019-06-30
SELECTA BIOSCIENCES INC
filed 2019-08-08
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37798
Selecta Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware			26-1622110
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

480 Arsenal Way	Watertown	MA	02472
(Address of principal executive offices)			(Zip Code)

(617) 923-1400
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SELB	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 2, 2019, the registrant had 44,962,951 shares of common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$30,479	$37,403
Short-term deposits and investments	11,480	—
Prepaid expenses and other current assets	2,490	4,673
Total current assets	44,449	42,076
Property and equipment, net	1,620	2,127
Right of use asset, net (Note 8)	878	—
Restricted cash and other assets	—	279
Total assets	$46,947	$44,482
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,463	$1,100
Accrued expenses	5,789	11,700
Loan payable, current portion	21,548	21,385
Lease liability, current portion (Note 8)	1,085	—
Deferred revenue, current portion	1,023	959
Total current liabilities	31,908	35,144
Non‑current liabilities:
Deferred rent and lease incentive	—	34
Deferred revenue, net of current portion	14,983	13,818
Other long‑term liabilities	—	904
Total liabilities	46,891	49,900
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 44,952,951 and 22,471,776 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	5	3
Additional paid-in capital	313,447	279,539
Accumulated deficit	(308,871)	(280,403)
Accumulated other comprehensive loss	(4,525)	(4,557)
Total stockholders’ equity (deficit)	56	(5,418)
Total liabilities and stockholders’ equity (deficit)	$46,947	$44,482
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Grant and collaboration revenue	$13	$—	$23	$—
Operating expenses:
Research and development	12,134	14,407	19,487	25,546
General and administrative	4,114	4,362	8,627	9,036
Total operating expenses	16,248	18,769	28,114	34,582
Loss from operations	(16,235)	(18,769)	(28,091)	(34,582)
Investment income	246	246	523	534
Foreign currency transaction (loss), net	(10)	84	(40)	71
Interest expense	(400)	(365)	(796)	(715)
Other (expense), net	5	8	(64)	8
Net loss	(16,394)	(18,796)	(28,468)	(34,684)
Other comprehensive loss:
Foreign currency translation adjustment	7	(90)	29	(71)
Unrealized gain on securities	1	12	3	15
Total comprehensive loss	$(16,386)	$(18,874)	$(28,436)	$(34,740)

Net loss per share:
Basic and diluted	$(0.37)	$(0.84)	$(0.68)	$(1.55)
Weighted average common shares outstanding:
Basic and diluted	44,855,083	22,355,603	41,668,902	22,350,591

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid‑In	Accumulated	comprehensive	Equity
	Shares	Amount	Capital	deficit	loss	(Deficit)
Balance at December 31, 2018	22,471,776	$3	$279,539	$(280,403)	$(4,557)	$(5,418)
Issuance of common stock under Employee Stock Purchase Plan	11,943	—	20	—	—	20
Issuance of common stock upon exercise of options	115,600	—	145	—	—	145
Issuance of common stock, net of issuance costs of $344.1	22,188,706	2	30,940	—	—	30,942
Stock‑based compensation expense	—	—	1,180	—	—	1,180
Currency translation adjustment	—	—	—	—	22	22
Unrealized gains (losses) on securities	—	—	—	—	2	2
Net loss	—	—	—	(12,074)	—	(12,074)
Balance at March 31, 2019	44,788,025	$5	$311,824	$(292,477)	$(4,533)	$14,819
Issuance of common stock through at-the-market offering, net	164,926	—	372	—	—	372
Stock‑based compensation expense	—	—	1,251	—	—	1,251
Currency translation adjustment	—	—	—	—	7	7
Unrealized gains (losses) on securities	—	—	—	—	1	1
Net loss	—	—	—	(16,394)	—	(16,394)
Balance at June 30, 2019	44,952,951	$5	$313,447	$(308,871)	$(4,525)	$56
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders'
	Common stock		paid‑In	Accumulated	comprehensive	Equity
	Shares	Amount	Capital	deficit	loss	(Deficit)
Balance at December 31, 2017	22,343,254	$3	$273,128	$(216,897)	$(4,420)	$51,814
Adoption of new accounting principle	—	—	—	1,830	—	1,830
Issuance of common stock under Employee Stock Purchase Plan	6,586	—	51	—	—	51
Stock‑based compensation expense	—	—	1,153	—	—	1,153
Currency translation adjustment	—	—	—	—	19	19
Unrealized gains (losses) on securities	—	—	—	—	3	3
Net loss	—	—	—	(15,888)	—	(15,888)
Balance at March 31, 2018	22,349,840	$3	$274,332	$(230,955)	$(4,398)	$38,982
Issuance of common stock upon exercise of options	46,343	—	311	—	—	311
Stock‑based compensation expense	—	—	1,245	—	—	1,245
Currency translation adjustment	—	—	—	—	(90)	(90)
Unrealized gains on securities	—	—	—	—	12	12
Net loss	—	—	—	(18,796)	—	(18,796)
Balance at June 30, 2018	22,396,183	$3	$275,888	$(249,751)	$(4,476)	$21,664
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities
Net loss	$(28,468)	$(34,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	355	584
Amortization of premiums (accretion of discounts) on investments	(131)	(91)
Gain on disposal of property and equipment	—	(22)
Stock‑based compensation expense	2,431	2,439
Non‑cash interest expense	267	265
Loss on disposal of property and equipment	76	—
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	2,912	(107)
Accounts payable	1,363	155
Deferred revenue	(11)	(88)
Accrued expenses and other liabilities	(6,231)	1,167
Net cash used in operating activities	(27,437)	(30,382)
Cash flows from investing activities
Receipts from the maturity of short-term investments	4,850	33,955
Purchases of short-term investments	(18,188)	(13,900)
Sale of short term investments	1,992	—
Purchases of property and equipment	(5)	(456)
Proceeds from the sale of property and equipment	77	31
Net cash provided by (used in) investing activities	(11,274)	19,630
Cash flows from financing activities
Net proceeds from issuance of common stock	30,942	—
Net proceeds from issuance of common stock- at-the-market offering	372	—
Proceeds from exercise of stock options	145	311
Proceeds from issuance of common stock under Employee Stock Purchase Plan	20	51
Net cash provided by financing activities	31,479	362
Effect of exchange rate changes on cash	29	(71)
Net change in cash, cash equivalents, and restricted cash	(7,203)	(10,461)
Cash, cash equivalents, and restricted cash at beginning of period	37,682	71,027
Cash, cash equivalents, and restricted cash at end of period	$30,479	$60,566
Supplement cash flow information
Cash paid for interest	$634	$539
Noncash investing and financing activities
Purchase of property and equipment not yet paid	$—	$183
Equity offering costs in accrued liabilities	$14	$—
Unrealized gain (loss) on marketable securities	$3	$15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Nature of the Business and Basis of Presentation
Selecta Biosciences, Inc. (the “Company”) was incorporated in Delaware on December 10, 2007, and is based in Watertown, Massachusetts. The Company is a clinical-stage biotechnology company focused on unlocking the full potential of biologic therapies based on its immune tolerance technology (ImmTOR™) platform. The Company plans to combine ImmTOR™ with a range of biologic therapies for rare and serious diseases that require new treatment options due to high immunogenicity of existing therapies. Since inception, the Company has devoted its efforts principally to research and development of its technology and product candidates, recruiting management and technical staff, acquiring operating assets, and raising capital.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2019 (the “Annual Report on Form 10-K”). The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of June 30, 2019 and consolidated results of operations and cash flows for the six months ended June 30, 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

As of June 30, 2019, the Company’s short-term deposits and investments were $11.5 million, and its cash, cash equivalents and restricted cash were $30.5 million, of which $0.4 million was held by its Russian subsidiary designated solely for use in its operations. The Company has incurred losses and negative cash flows from operating activities since inception. As of June 30, 2019 and December 31, 2018, the Company had an accumulated deficit of $308.9 million and $280.4 million, respectively. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

Management is actively exploring licenses and other strategic collaborations that have the potential to provide non-dilutive capital and/or accelerate the development of new or existing product candidates incorporating the Company’s ImmTOR technology. Additionally, the Company may seek to fund its operations through issuances of equity and/or other securities. If the Company enters into strategic collaborations and alliances, which may include existing collaboration partners, the Company may have to relinquish valuable rights to its technologies or product candidates, or grant licenses on terms that are not favorable to the Company. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of its existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. The Company believes that it has the financial resources to complete the ongoing head-to-head Phase 2 trial against Krystexxa®, but will require additional external sources of capital to conduct the planned Phase 3 clinical program. If the Company is unable to raise sufficient capital through strategic collaborations and/or the sale of equity or other securities, it intends to curtail expenses contemplated by the current operating plan, and the Company may be required to delay, limit, reduce or terminate its product development efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. Because of the uncertainty in securing additional capital and the insufficient amount of capital resources at June 30, 2019, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.

All amounts due under the 2017 Term Loan (Note 9) have been classified as a current liability as of June 30, 2019 due to the considerations discussed above and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Quarterly Report on Form 10-Q.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through June 30, 2019, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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
As of June 30, 2019, the Company has restricted cash balances relating to a secured letter of credit in connection with its Headquarters Lease (as defined in Note 8). The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	June 30,
	2019	2018
Cash and cash equivalents	$30,200	$60,237
Restricted cash	279	—
Restricted cash included in other assets	—	329
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$30,479	$60,566

Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term deposits and investments, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of June 30, 2019, the Company maintained approximately $0.4 million in Russian bank accounts, all of which was held in U.S. dollars.

The Company did not have any off-balance sheet arrangements as of June 30, 2019 and December 31, 2018.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, short‑term investments, restricted cash, accounts payable, loans payable, and common stock warrants. The carrying amounts of cash equivalents, short-term investments, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At June 30, 2019, the carrying amount of the Company's loan payable approximates its estimated fair value due to the short-term nature of the instrument.
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
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the six months ended June 30, 2019 or the year ended December 31, 2018.
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
Impairment of Long‑Lived Assets
The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available, which is at the entity level ("asset group"). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Based on management's evaluation, the fair value of the asset group, measured as the market capitalization of the Company exceeds its carrying value, and for this reason the Company did not recognize any material impairment losses during the six months ended June 30, 2019 and 2018.
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
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(4,557)	$—	$(4,557)
Other comprehensive income (loss) during the period	$29	$3	$32
Balance as of June 30, 2019	$(4,528)	$3	$(4,525)

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
Collaboration and Grant Revenue: The Company currently generates its revenue through grants, collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. The grants, collaboration and license agreements are within the scope of ASC 606.
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
Clinical Trial Costs
Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third parties. Third party clinical trial expenses include patient costs, clinical research organization costs and costs for data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued clinical trial cost. These third party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. The Company also records accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical clinical accrual estimates made by the Company have not been materially different from the actual costs.
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
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of June 30, 2019 and December 31, 2018, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Leases
Under ASC 842 which was adopted January 1, 2019, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company elected not to recognize leases with a term less than one year on its balance sheet. Operating lease right-of-use (ROU) assets and their corresponding lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.
In accordance with the guidance in ASU 2016-02, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.) Then the fixed and in-substance fixed contract consideration (including any related to non-

components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, the Company elected the practical expedient to not separate lease and non-lease components. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense. See Note 8 for details.
Under prior guidance ASC 840, rent expense and lease incentives from operating leases were recognized on a straight‑line basis over the lease term. The difference between rent expense recognized and rental payments was recorded as deferred rent in the accompanying consolidated balance sheets.
Recent Accounting Pronouncements
Recently Adopted
In February 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance based on criteria similar to current lease accounting, with the classification affecting the pattern and classification of expense recognition in the statement of operations.
Subsequently, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (ASU 2018-11), which includes certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. Among these amendments is the option to not restate comparative periods presented in the financial statements. The Company has elected this transition approach, using a cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the existing guidance in ASC 840.
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
The Company adopted the new standard as of the required effective date of January 1, 2019 resulting in the recognition of a net additional lease liability and right-of-use asset. The standard did not impact the Company's consolidated net loss. See Note 8 for details.
Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) which changes the fair value measurement disclosure requirements of ASC 820. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, (ASU 2018-15). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2018-15 may have on its financial position upon adoption.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18), which provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.
3. Available-for-Sale Marketable Securities
As of June 30, 2019, the Company’s available-for-sale marketable securities consisted of U.S. government and agency securities, commercial paper and corporate bonds. As of December 31, 2018, the Company did not have available-for-sale marketable securities.
The following tables summarize the Company’s available-for-sale marketable securities by major type of security as of June 30, 2019 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$7,487	$2	$—	$7,489
Corporate bonds and commercial paper	3,990	1	—	3,991
Total available-for-sale marketable securities	$11,477	$3	$—	$11,480

All available-for-sale marketable securities are classified in the Company’s consolidated balance sheets as short-term deposits and investments. The Company classifies its marketable debt securities based on their contractual maturity dates. The fair values and amortized cost of marketable debt securities by contractual maturity were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$11,480	$11,477	$—	$—

As of June 30, 2019, the Company held a total of 10 positions, none of which have been in an unrealized loss position for 12 months or greater. Based on the Company’s review of these securities, the Company believes that the cost basis of its available-for-sale marketable securities is recoverable and that, therefore, it had no other-than-temporary impairments on these securities as of June 30, 2019. The Company does not intend to sell these debt securities and the Company believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity.

4. Net Loss Per Share
The Company has reported a net loss for the three and six months ended June 30, 2019, and 2018, and for this reason basic and diluted net loss per share are the same for all periods presented. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(16,394)	$(18,796)	$(28,468)	$(34,684)
Denominator:
Weighted‑average common shares outstanding—basic and diluted	44,855,083	22,355,603	41,668,902	22,350,591
Net loss per share attributable to common stockholders —basic and diluted	$(0.37)	$(0.84)	$(0.68)	$(1.55)

All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	June 30,
	2019	2018
Stock options to purchase common stock	4,637,463	3,242,670
Unvested restricted stock units	275,000	40,000
Stock warrants to purchase common stock	95,619	176,432
Total	5,008,082	3,459,102

5. Fair Value Measurements
The tables below present information about the Company’s financial assets that are measured and carried at fair value as of June 30, 2019 and December 31, 2018, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	June 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$345	$—	$—	$345
Total cash equivalents	$345	$—	$—	$345
Short-term investments:
U.S. government and agency securities	$—	$7,489	$—	$7,489
Corporate bonds and commercial paper	—	3,991	—	3,991
Total short-term investments	$—	$11,480	$—	$11,480

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$10,123	$—	$—	$10,123

Total cash equivalents	$10,123	$—	$—	$10,123

At each of June 30, 2019 and December 31, 2018, cash and cash equivalent investments were held in money market funds maturing within 90 days from the date of purchase.
The average maturity date for U.S. government and agency securities, included in investments at June 30, 2019 was 33 days. Fair value of U.S. government and agency securities approximated amortized value at each reporting date.
The average maturity date for corporate bonds, included in investments at June 30, 2019 was 122 days. Fair value of corporate bonds approximated amortized value at June 30, 2019.
The average maturity date for commercial paper, included in investments at June 30, 2019 was 32 days. Fair value of commercial paper approximated amortized value at June 30, 2019.

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Laboratory equipment	$4,915	$5,379
Computer equipment and software	479	561
Leasehold improvements	278	278
Furniture and fixtures	235	247
Office equipment	135	135
Construction in process	2	79
Total property and equipment	6,044	6,679
Less accumulated depreciation	(4,424)	(4,552)
Property and equipment, net	$1,620	$2,127

Depreciation expense was $0.2 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, depreciation expense was $0.4 million and $0.6 million, respectively.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Payroll and employee related expenses	$1,705	$2,497
Current portion of deferred rent and lease incentive	—	117
Collaboration and licensing	319	1,222
Accrued patent fees	565	736
Accrued external research and development costs	1,816	5,344
Accrued professional and consulting services	941	994
Accrued grant refund	—	175
Accrued interest	105	106
Other	338	509
Accrued expenses	$5,789	$11,700

8. Leases
On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. The Company recorded operating lease assets (right-of-use assets) of $1.6 million and operating lease liabilities of $1.8 million and reversed a lease liability of $0.2 million related to straight-line rent and incentives. There was no impact to accumulated deficit upon adoption of Topic 842. The underlying assets of the Company’s leases are primarily office space. The Company determines if an arrangement qualifies as a lease at its inception.
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
The Company enters into lease agreements with terms generally ranging from 2-8 years. Some of the Company’s lease agreements include Company options to either extend and/or early terminate the lease, the costs of which are included in its operating lease liabilities to the extent that such options are reasonably certain of being exercised. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such option. Renewal and termination options were generally not included in the lease term for the Company’s existing operating leases.
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
In connection with the Headquarters Lease, the Company secured a letter of credit for $0.3 million which renews automatically each year and is classified in restricted cash.
In August 2016, the Company signed an amendment to the Headquarters Lease, which extends the term through March 31, 2020. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, lease and non-lease components are combined.
In October 2017, the Company entered into a lease for approximately 5,100 square feet of additional office space located at 75 North Beacon Street, Watertown, Massachusetts (the “75 North Beacon Lease”). On January 11, 2019, the Company vacated 75 North Beacon Street, Watertown, MA and consolidated all employees at its corporate headquarters at 480 Arsenal Way, Watertown, MA. The lease term expires in March 2020. The right of use asset carrying amount of $0.2 million attributable to the 75 North Beacon Lease was written down to zero during the first quarter of 2019.
The Company has a month‑to‑month facility agreement for its Moscow, Russia office. Rent expense is recognized as incurred.
Rent expense for the three months ended June 30, 2019 and 2018 was $0.6 million and $0.5 million, respectively. Rent expense for the six months ended June 30, 2019 and 2018 was $1.1 million and $1.0 million, respectively.
For the three and six months ended June 30, 2019, the components of lease costs were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease expense	$341	$682
Variable lease expense	211	414
Short-term lease expense	3	11
Total lease expense	$555	$1,107

The maturity of the Company's operating lease liabilities as of June 30, 2019 were as follows (in thousands):

June 30,
Operating leases:	2019
2019 (Remainder)	747
2020	375
Total future minimum lease payments	1,122
Less imputed interest	37
Total operating lease liabilities	1,085
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	1,085
Non-current operating lease liabilities	—
Total operating lease liabilities	1,085

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

Six Months Ended June 30,
Operating leases:	2019
Supplemental Cash Flows Information
Operating cash flows from operating leases	$735

The changes in the Company’s right of use asset and lease liability for the six months ended June 30, 2019 are reflected in the changes in prepaid expenses, deposits and other assets and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

June 30,
Operating leases:	2019
Weighted-average remaining lease term	0.8 years
Weighted-average discount rate	10%

9. Debt
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
The 2017 Term Loan does not include any financial covenants. The 2017 Term Loan requires a final payment fee of 5% on the aggregate principal amounts borrowed upon repayment at maturity, on a prepayment date, or upon default. The final payment fee totaling $1.1 million is recorded as a loan discount. Under the 2017 Term Loan, the Company is not required to maintain a minimum cash balance. All deposits in operating, depository and securities accounts are required to be maintained with SVB in an amount equal to the lessor of (i) 100% of the dollar value owed or (ii) 105% of the dollar amount of the then outstanding obligations. In addition, the 2017 Term Loan contains a subjective acceleration clause whereby in an event of default, an immediate acceleration of repayment occurs if there is a material impairment of the lenders’ lien or the value of the collateral, a material adverse change in the business condition or operations, or a material uncertainty exists that any portion of the loan may not be repaid.
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
As of June 30, 2019 and December 31, 2018, the outstanding principal balance under the 2017 Term Loan was $21.0 million.
Future minimum principal and interest payments on the 2017 Term Loan as of June 30, 2019 are as follows (in thousands):

2019 (Remainder)	4,109
2020	9,232
2021	8,718
2022	1,754
Total minimum debt payments	$23,813
Less: Amount representing interest	(1,762)
Less: Debt discount and deferred charges	(503)
Less: Current portion of loan payable	(21,548)
Loan payable, net of current portion	$—

All amounts due under the 2017 Term Loan have been classified as a current liability as of June 30, 2019 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by SVB as of the date of the filing of this Quarterly Report on Form 10-Q.
During each of the three months ended June 30, 2019 and 2018, the Company recognized $0.4 million of interest expense related to the 2017 Term Loan. During the six months ended June 30, 2019 and 2018, interest expense was $0.8 million and $0.7 million, respectively.

10. Stockholders' Equity
2019 Public Offering
On January 25, 2019, the Company completed an underwritten public offering of 20,000,000 shares of its common stock at a public offering price of $1.50 per share. On January 29, 2019, an additional 2,188,706 shares were sold at a public offering price of $1.50 per share pursuant to the underwriters’ exercise of an overallotment option. The total net proceeds from the offering were $30.9 million, after deducting underwriting discounts, transaction costs and commissions.
2017 Shelf Registration Statement and “At-the-Market” Offering
On August 10, 2017, the Company filed a universal shelf registration statement on Form S-3 with the SEC to sell up to $200 million of equity and/or debt securities. The shelf registration statement was declared effective by the SEC on August 28, 2017.
Concurrent with the filing of the shelf registration statement, the Company entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an "at-the-market" offering. During the three months ended June 30, 2019, the Company sold 164,926 shares of its common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $0.4 million, after deducting commissions and other transaction costs.

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
Common Stock
As of June 30, 2019, the Company had 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 44,952,951 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through June 30, 2019, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Period ending
	June 30, 2019	December 31, 2018
Exercise of common warrants	95,619	95,619
Shares available for future stock incentive awards	3,939,486	1,586,925
RSUs reserved for issuance	50,000	—
Unvested restricted stock units	225,000	175,000
Outstanding common stock options	4,637,463	4,093,979
Total	8,947,568	5,951,523

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
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016. The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash-based awards as determined by the Board. Shares subject to awards that are granted under the 2016 Plan and that expire, lapse or terminate are available for future grants under the 2016 Plan. At inception of the 2016 Plan, a total of 1,210,256 shares of common stock were authorized for future issuance under the 2016 Plan. The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. During the six months ended June 30, 2019 and 2018, the number of shares of common stock that may be issued under the 2016 Plan was increased by 898,871 shares and 893,730 shares, respectively. As of June 30, 2019, 1,686,818 shares remain available for future issuance under the 2016 Plan.
The 2008 Plan and 2016 Plan provide that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the Company's common stock on the grant date for participants who own 10% or less of the total combined voting power of the Company, and not less than 110% for participants who own more than 10% of the Company’s voting power. Options and restricted stock awards granted under the 2008 Plan and 2016 Plan vest over periods as determined by the Board, which are generally four years and, for options, with terms that generally expire ten years from the grant date.
The Company’s 2018 Employment Inducement Incentive Award Plan (the “Inducement Incentive Award Plan”), which was adopted by the Board on September 25, 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"), provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock or cash based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Incentive Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or an employee who is being rehired following a bona fide period of non-employment by the Company, as a material inducement to the employee’s entering into employment with the Company. The Company reserved 1,175,000 shares of its common stock for issuance under the Inducement Incentive Award Plan. On March 25, 2019, the Board approved the amendment and restatement of the Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of June 30, 2019, there are 1,500,000 shares available for future grant under the Inducement Incentive Award Plan.
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
Effective March 31, 2019, the Company entered into a transition agreement and release with John Leaman, M.D., an executive officer, under which he vested in his outstanding unvested stock options (60,001 shares) that would have vested based solely on his continued service if he had continued providing services to the Company until December 31, 2019 and the right to exercise any vested stock options (137,918 shares) (after giving effect to the foregoing accelerated vesting) was extended until March 31, 2020. The subsequent stock based compensation amount was not material.
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.41%	2.82%
Dividend yield	—	—
Expected term	6.03	6.04
Expected volatility	87.56%	85.45%
Weighted-average fair value of common stock	$2.42	$12.37

The weighted average grant date fair value of stock options granted to employees during the six months ended June 30, 2019 and 2018 was $1.78 and $9.02, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $0.1 million and $0.3 million, respectively.
As of June 30, 2019, total unrecognized compensation expense related to unvested employee stock options was $9.3 million, which is expected to be recognized over a weighted average period of 3.0 years.
The estimated grant date fair values of non-employee stock option awards granted under the 2016 Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.10%	2.70%
Dividend yield	—	—
Expected life (in years)	5.50	5.85
Expected volatility	88.44%	85.95%

The weighted average grant date fair value of stock options granted to non-employees during the six months ended June 30, 2019 and 2018 was $0.65 and $8.71, respectively.
As of June 30, 2019, total unrecognized compensation expense related to unvested non‑employee stock options was $0.9 million, which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes the activity under the 2008 Plan, 2016 Plan, and Inducement Incentive Award Plan:

			Weighted‑average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee Awards
Outstanding at December 31, 2018	3,681,575	$9.49	7.77	$300
Granted	1,561,054	$2.42
Exercised	(115,600)	$1.26
Forfeited	(951,970)	$10.05
Outstanding at June 30, 2019	4,175,059	$6.95	8.55	$72

Vested at June 30, 2019	1,175,155	$10.54	6.51	$72
Vested and expected to vest at June 30, 2019	3,934,281	$7.07	8.50	$72

Non‑Employee Awards
Outstanding at December 31, 2018	412,404	$6.44	6.42	$28
Granted	50,000	$2.04
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2019	462,404	$5.96	5.38	$17

Vested at June 30, 2019	266,794	$5.25	4.23	$17
Vested and expected to vest at June 30, 2019	462,404	$5.96	5.38	$17

Restricted Stock Units
During the fourth quarter of 2018, the Company awarded 175,000 restricted stock units under the Inducement Incentive Award Plan. The restricted stock units granted had a weighted average fair value of $6.03 per share based on the closing price of the Company’s common stock on the date of grant. These restricted stock units were valued at approximately $1.1 million.
During the first quarter of 2019, the Company awarded 100,000 restricted stock units under the Inducement Incentive Award Plan, of which 50,000 were determined to be granted as of the award date consistent with ASC 718. The remaining 50,000 restricted stock units do not have a defined performance metric as of the award date, resulting in the restricted stock units being reserved for future issuance as of June 30, 2019. These restricted stock units will vest in two equal installments on the dates an applicable performance condition is achieved, on or prior to December 31, 2020. If the performance conditions are not satisfied on or prior to December 31, 2020, the restricted stock units will be forfeited for no consideration. The restricted stock units granted had a weighted average fair value of $2.29 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units were valued at approximately $0.1 million on their grant date.
Unrecognized compensation expense is $1.0 million as of June 30, 2019, which is expected to be recognized over a weighted average period of 3.2 years.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Unvested at December 31, 2018	175,000	$6.03
Granted	50,000	2.29
Vested	—	—
Reserved for issuance	50,000	—
Forfeited	—	—
Unvested at June 30, 2019	275,000	$5.20

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
At inception of the ESPP, a total of 173,076 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the six months ended June 30, 2019 and 2018, the number of shares of common stock that may be issued under the ESPP was increased by 224,717 shares and 223,432 shares, respectively. During the six months ended June 30, 2019, the Company issued 11,943 shares of common stock under the ESPP. As of June 30, 2019, 752,668 shares remain available for future issuance under the ESPP.
For each of the six months ended June 30, 2019 and 2018, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.
The Company recorded stock-based compensation expense related to stock option awards, restricted stock units and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$445	$622	$964	$1,133
General and administrative	806	664	1,467	1,306
Total stock-based compensation expense	$1,251	$1,286	$2,431	$2,439

12. Revenue Arrangements
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
In addition to an upfront cash payment of $10.0 million under the Spark License Agreement, additional payments of an aggregate of $5.0 million in two payments of $2.5 million each were paid within twelve months of December 2, 2016 (“Contract Date”). The first of the two additional payments was scheduled to be made on or before May 31, 2017 (the “May 2017 License Payment”) (see “Spark Letter Agreement” below) and the second was made on October 31, 2017. Spark may also exercise options to research, develop and commercialize gene therapies utilizing the ImmTOR technology for up to four additional targets. The Company is eligible to receive a variable fee up to $2.0 million for each additional target option elected, dependent on the incidence of the applicable indication. As per the agreement, the election period in which Spark can exercise additional targets is a term of three years from the Contract Date, which term expires on December 1, 2019.
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
In December 2016, the Company also entered into a Share Purchase Agreement (the “Spark Purchase Agreement”) with Spark. Pursuant to the Spark Purchase Agreement, the Company sold 197,238 shares of the Company’s common stock to Spark for gross proceeds of $5.0 million, or $25.35 per share of common stock, at an initial closing (the “Initial Closing”). The purchase price per share represents an amount equal to 115% of the average daily volume weighted average price (“VWAP”) of the common stock during the thirty consecutive calendar days leading up to and ending on the day prior to the Contract Date. Under the Spark Purchase Agreement, Spark agreed not to dispose of any of the Initial Closing Shares or any Acquisition Right Shares that it may acquire until January 1, 2018 and, thereafter, transfers are contractually subject to volume limitations applicable to an “affiliate” under Rule 144 of the Securities Act.
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
The Company identified the following promises at the inception of the agreement: (1) certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property and a license to conduct certain research activities under the collaboration, or the License Obligation, (2) options to research, develop and commercialize gene therapies utilizing the ImmTOR technology for up to four additional target therapy options, or the Option Obligation, (3) manufactured supply of preclinical and clinical ImmTOR, or the Supply Obligation at a discount, and (4) option to purchase manufactured supply of commercial ImmTOR, or the Commercial Supply Obligation at fair value. In consideration for these promises, the Company received an upfront payment of $15.0 million. In addition, the Company is eligible to receive additional payments of up to $35.0 million based on the achievement by Spark of future specified development milestones, up to $30.0 million based on the achievement by Spark of future specified regulatory milestones, up to $110.0 million based on the achievement by Spark of future specified commercial milestones, and up to $255.0 million based on the achievement by Spark of future specified sales milestones. The Company will also be eligible to receive tiered royalty payments that reach low double-digits based on future net sales for the duration of the royalty term.
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
In determining the transaction price, the Company considered the future development milestones, regulatory milestones, commercial milestones, sales milestone, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Spark, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property granted to Spark and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of June 30, 2019, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
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
The Company recognized other assets of $2.6 million related to the incremental costs relating to the payments to MIT that would not have been incurred if the contract with Spark had not been obtained. Under the Company existing license agreement with MIT (See Note 14), in the event the Company sublicenses the MIT patents to a third party, it will be required to remit to MIT a percentage (ranging from 10% to 30%) of sublicense income. The Company concluded that the payments made to MIT were analogous to sales commissions and represented the cost to obtain a contract, which were evaluated under ASC 340-40-25-1. Such amounts were capitalized as they were both incremental and recoverable. However, upon further review, the Company noted that the amounts paid to MIT represent the cost to fulfill a contract rather than a cost to obtain a contract as they represent the costs that were incurred in order to fulfill their supply obligations under the Spark License Agreement. Therefore, the incremental payments to MIT represent part of the cost to fulfill the contract. When determining the appropriate accounting guidance for the costs to fulfill a customer contract, ASC 340-40-25-6 indicates that any other applicable literature should be considered first. Since the intellectual property is being used exclusively for research and development, the accounting for the MIT costs were previously accounted for under ASC 730-10. Since all of the payments to MIT related to the underlying intellectual property, that does not have alternative future use, such amounts should not have been capitalized, and instead remained recorded as research and development expense.
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
During the six months ended June 30, 2019, there were two deliveries resulting in less than $0.1 million of revenue recognized. No revenue related to the Spark License Agreement was recognized during the twelve months ended December 31, 2018.

As of June 30, 2019, there was a contract liability of $15.9 million representing deferred revenue associated with this agreement. A total of $1.0 million is presented as current and $14.9 million is presented as noncurrent in the accompanying consolidated balance sheet. As of December 31, 2018, there was $14.7 million of deferred revenue related to this agreement.
Spark Letter Agreement
On June 6, 2017, the Company and Spark entered into a letter agreement (the “Letter Agreement”), pursuant to which the parties agreed that Spark would make the May 2017 License Payment by June 6, 2017. The May 2017 License Payment was received, and recorded as a liability as of June 30, 2017, of which some or all may potentially constitute the reimbursement described below. The parties also agreed that Spark would be deemed to have delivered notice on May 31, 2017 exercising its right to purchase the shares pursuant to the First Acquisition Right. The Letter Agreement further outlines a cost reimbursement arrangement, pursuant to which the Company agreed to reimburse Spark for all costs and expenses, including the cost of materials provided by the Company, associated with the preclinical research and toxicology studies being performed by Spark for any licensed products for a specified amount of time (the “Reimbursement Period”), in an amount not to exceed $2.5 million.
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
The Company determined that the Letter Agreement resulted in a modification to the original agreement. The amount received totaling $2.5 million and the reimbursements pursuant to the Letter Agreement totaling $2.5 million were both included in the transaction price, and a liability was recorded for the amount expected to be repaid. As repayments were made, the underlying liability was reduced. To the extent that an amount was expected to be applied towards the clinical supply obligation, the analysis of variable consideration was updated accordingly.
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
On June 5, 2019, the term of the Reimbursement Period under the Letter Agreement expired. As of June 30, 2019, the Company updated their estimate of variable consideration included in the transaction price to include $1.2 million of unpaid reimbursements to Spark. As of June 30, 2019, the transaction price totaled $18.3 million, consisting of $11.6 million allocated to the Combined License and Supply Obligation and $6.7 million allocated to the discount on the Option Obligation ($1.7 million for each option).
Skolkovo Foundation
The Company has received grant funding from the Russia-based Development Fund of New Technologies Development and Commercialization Center ("Skolkovo"). From grant inception through June 30, 2019, the Company received $2.0 million from Skolkovo.
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

As of June 30, 2019, a contract liability of $0.1 million remains on the balance sheet and will not be recognized as revenue until the expiration of the three-year audit period, expected April 2021, or sooner, if resolution is reached with Skolkovo or there is a change in the estimate.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.3 million. The Company expects to recognize revenue on approximately 8.8% of the remaining performance obligations over the next 12 months.
Contract Balances from Contracts with Customers
The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2019 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period
Six Months Ended June 30, 2019
Contract liabilities:
Deferred revenue	$14,777	$1,252	$(23)	$16,006
Other liabilities (i)	2,126	—	(1,807)	319
Total contract liabilities	$16,903	$1,252	$(1,830)	$16,325
(i) As of June 30, 2019, the current portion of other liabilities in the amount of $0.3 million is presented in the accrued expenses line of the consolidated balance sheet.

13. Related‑Party Transactions
In January 2019, the Company completed a registered public offering pursuant to which it issued and sold an aggregate of 22,188,706 shares of its common stock (including 2,188,706 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) at a public offering price of $1.50 per share for aggregate gross proceeds to the Company of approximately $33.3 million (the “2019 Follow-On”). The following table sets forth the number of shares of common stock purchased in the 2019 Follow-On by directors (and related parties thereto) and holders of more than 5% of the Company’s common stock:

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
The Company incurred expenses for consulting services provided by its founders during the three months ended June 30, 2019 and 2018 totaling $0.1 million and less than $0.1 million, respectively, and $0.3 million and $0.1 million during the six months ended June 30, 2019 and 2018.
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
As of June 30, 2019, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the six months ended June 30, 2019.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement with Shenyang Sunshine Pharmaceutical Co., Ltd. (“3SBio”), which is referred to as the 3SBio License. The Company has paid to 3SBio an aggregate of $3.0 million in upfront and milestone-based payments under the 3SBio License.
Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc.
In May 2016, the Company entered into a license agreement with the Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc. (collectively, “MEE”), which is referred to as the MEE License.
Through June 30, 2019, the Company paid a total of $0.4 million in license fees due under the MEE License. License fees less than $0.1 million are accrued under the MEE License as of June 30, 2019.
15. Income Taxes
The Company provides for income taxes under ASC 740. Under ASC 740, the Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. For the three and six months ended June 30, 2019 and 2018, the Company did not record a current or deferred income tax expense or benefit.
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
In January 2019, the Company completed an equity offering that it believes will result in an ownership change under Section 382 of the Internal Revenue Code. Based upon estimates, the Company believes that deferred tax assets of $49.5 million, related to federal and Massachusetts net operating losses and credits, will no longer be available going forward. Such amounts are offset by a full valuation allowance at December 31, 2018 and June 30, 2019. The Company will finalize this calculation in 2019.
The Company applies ASC 740 to uncertain tax positions. As of the adoption date of January 1, 2010 and through June 30, 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations.
The Company has not, as of yet, conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheets, statements of operations and comprehensive loss, or cash flows if an adjustment was required.
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

16. Defined Contribution Plan
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended June 30, 2019 and 2018, respectively, and $0.1 million during each of the six months ended June 30, 2019 and 2018.
17. Commitments and Contingencies
As of June 30, 2019, the Company had operating lease agreements for offices in Watertown, MA, see Note 8 to the condensed consolidated financial statements for additional information regarding the Company's leases.
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

18. Subsequent Events

Feasibility Study and License Agreement
On August 6, 2019, the Company and Asklepios BioPharmaceutical, Inc., a Delaware corporation (“AskBio”), entered into a Feasibility Study and License Agreement (the “Agreement”). Pursuant to the Agreement the Company and AskBio agree to license intellectual property rights to each other as part of a collaboration to research, develop, and commercialize certain adeno-associated virus (“AAV”) gene therapy products utilizing the Company’s synthetic vaccine particle(s) encapsulating the immunomodulator rapamycin (“ImmTOR”) to enable re-dosing of such AAV gene therapy products to treat serious rare and orphan genetic diseases for which there is a significant unmet medical need.
Pursuant to the Agreement, the Company and AskBio will conduct proof of concept studies to validate the use of ImmTOR in conjunction with AAV for the treatment of Methylmalonic Acidemia (MMA) based on the Company’s product candidate SEL-302 to mitigate the formation of neutralizing anti-AAV capsid antibodies (the “POC Studies”). If the POC Studies are successful, or the parties otherwise elect to do so, the parties will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy products utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. If the POC Studies fail to demonstrate a proof of concept, and the parties do not mutually agree in writing to proceed with the collaboration, the Agreement will expire.
The Company and AskBio will share responsibility for the research, development and commercialization of products developed under this collaboration. The parties will also share research, development and commercialization costs equally for all collaboration products, but with a right of either party to opt out of certain products, and thereby no longer be required to share costs for such products. Each party will receive a percentage of net profits for each product sold under the collaboration equal to the percentage of shared costs borne by such party in the development of such product. Pursuant to the Agreement, AskBio is responsible for manufacturing the AAV capsids and AAV vectors and the Company is responsible for manufacturing ImmTOR.

Office Lease
On July 23, 2019, Selecta Biosciences, Inc. (the “Company”) entered into a lease (the “Lease”) with BRE-BMR Grove LLC (the “Landlord”), pursuant to which the Company agreed to lease approximately 25,078 rentable square feet of office and laboratory space located on the first floor of 65 Grove Street, Watertown, Massachusetts (the “Premises”).
The term of the Lease is estimated to begin on March 10, 2020 and end on April 30, 2028. The Lease provides that base rent for the Premises will be $137,929.00 per month, or $66.00 per square foot annually, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first payment of rent under the Lease, and other potential adjustments based on the Company’s utilization of certain tenant improvement allowances. Rent payments under the Lease will commence on the later of (i) May 1, 2020, and (ii) one month after the term of the Lease commences if the term commences after March 31, 2020. In accordance with ASC 842, a lease obligation will be recorded equal to the net present value of future payments using the Company’s incremental borrowing rate along with a corresponding right of use asset, adjusted for payments received for tenant allowances.
As previously disclosed, the terms of the Company’s existing lease agreements for its laboratory and office space located at 480 Arsenal Way, Watertown, Massachusetts and 75 North Beacon Street, Watertown, Massachusetts each expire in March 2020.

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

OVERVIEW
Selecta Biosciences, Inc. (“Selecta” or the “Company”) is a clinical-stage biopharmaceutical company using its ImmTOR technology with the goal to effectively and safely treat rare and serious diseases by enabling the development of novel biologic therapies that would otherwise be limited by their immunogenicity. Many such diseases are treated with biologic therapies that are foreign to the patient’s immune system and therefore elicit an undesired immune response.
Selecta’s proprietary tolerogenic ImmTOR technology encapsulates an immunomodulator in biodegradable nanoparticles and is designed to mitigate the formation of anti-drug antibodies, or ADAs, by inducing antigen-specific immune tolerance to biologic drugs. The Company believes ImmTOR has potential to enhance the efficacy without compromising the safety of existing approved biologic drugs, improve product candidates under development and enable novel therapeutic modalities, such as re-administration of systemic gene therapy.
Selecta’s lead product candidate, SEL-212, is a combination of Selecta’s ImmTOR technology co-administered with pegadricase (Selecta’s proprietary uricase enzyme) that is designed to be the first biologic treatment that lowers uric acid in the blood to facilitate dissolution of uric acid deposits in patients with chronic refractory gout, a debilitating rare disease with an unmet medical need. The Company has submitted to the U.S. Food and Drug Administration, or FDA, two investigational new drug applications (INDs) for SEL-212, both of which are active. Each IND lists Selecta as the named sponsor and enables Selecta to conduct certain clinical trials of SEL-212 in adult patients with chronic gout refractory to conventional therapy. SEL-212 is currently in a Phase 2 clinical program in multiple clinical sites in the United States. Based on the Company’s Phase 1/2 clinical data, the Company believes that SEL-212 has the potential to control serum uric acid levels and mitigate the formation of ADAs in response to the therapeutic enzyme.
In March 2019, Selecta initiated a head-to-head clinical trial of SEL-212 (COMPARE) compared to the current FDA-approved therapy for chronic refractory gout, Krystexxa®. The COMPARE trial is expected to enroll 150 patients and is designed to compare the efficacy and safety of SEL-212 to Krystexxa in adult patients with chronic refractory gout. The primary endpoint is the comparison of maintenance of serum uric acid (sUA) of < 6 mg/dl at six months of treatment with either SEL-212 or Krystexxa. An interim data analysis is expected in the fourth quarter of 2019, as well as a statistical superiority data analysis in the second quarter of 2020. The interim data analysis and learnings of the COMPARE trial are expected to inform the design of the planned Phase 3 clinical trial of SEL-212, which Selecta is planning to initiate in the fourth quarter of 2019, assuming the Company is able to raise the additional capital necessary to conduct the trial.
SEL-212 is designed as a potential monthly treatment for chronic refractory gout consisting of a combination of the Company’s ImmTOR technology co-administered with pegadricase. In preclinical studies, the Company observed that ImmTOR, when co-

administered with pegadricase, induced antigen-specific immune tolerance to pegadricase and substantially reduced the formation of associated ADAs. Selecta’s Phase 1 data shows that ImmTOR mitigated the formation of ADAs against pegadricase in a dose-dependent manner after a single dose of SEL-212. In the Company’s Phase 2 trial, ImmTOR inhibited the formation of ADAs in the majority of patients with up to five monthly doses, resulting in sustained reduction of sUA levels. The Company also observed a lower-than-expected rate of gout flares in the first months after initiation of SEL-212 treatment, with further reductions observed in months three to five. Selecta believes that reduced immunogenicity, prolonged efficacy, and monthly dosing would be important differentiating features of SEL-212 compared to other FDA-approved treatments. SEL-212, if successfully developed and approved, has the potential to offer a unique treatment for patients with chronic refractory gout, and also provide evidence supporting the clinical effectiveness of the Company’s ImmTOR technology. Selecta expects its clinical and marketing strategy for SEL-212 to focus on the estimated 160,000 patients in the United States with chronic refractory gout who are being treated by rheumatologists.
Selecta is also developing two gene therapy product candidates for rare inborn errors of metabolism. SEL-302, the Company’s lead gene therapy product candidate, is in preclinical development for the potential treatment for methylmalonic acidemia, which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. Selecta’s second preclinical gene therapy product candidate, SEL-313, is being developed to treat ornithine transcarbamylase deficiency. In September 2018, the Company announced a collaboration with CureCN, a European consortium, for the use of Selecta’s ImmTOR technology in combination with an AAV gene therapy in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. The Company expects the CureCN consortium to obtain scientific advice from the German drug regulatory authority in the second half of 2019.
Selecta was incorporated in 2007 under the laws of the State of Delaware and Selecta’s corporate headquarters is in Watertown, Massachusetts. The Company’s operations to date have been limited to organizing and staffing the Company, business planning, acquiring operating assets, raising capital, developing the Company’s technology, identifying potential nanoparticle immunomodulatory product candidates, research and development, undertaking preclinical studies and conducting clinical trials. To date, Selecta has financed its operations primarily through the public offering and private placements of its securities, funding received from research grants and collaboration arrangements and its credit facility. The Company does not have any products approved for sale and has not generated any product sales. All of Selecta’s revenue to date has been collaboration and grant revenue.
Since inception, the Company has incurred significant operating losses. The Company incurred net losses of $28.5 million and $34.7 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had an accumulated deficit of $308.9 million. Selecta expects to continue to incur significant expenses and operating losses for at least the next several years as it:

-	conducts additional clinical trials for SEL‑212;

-	continues the research and development of its other product candidates as well as product candidates that it may be developing jointly with collaboration partners;

-	seeks to enhance its ImmTOR technology and discover and develop additional product candidates;

-	seeks regulatory approvals for any product candidates that successfully complete clinical trials;

-	potentially establishes a sales, marketing and distribution infrastructure and scales‑up external manufacturing capabilities to commercialize any products for which it may obtain regulatory approval;

-	maintains, expands and protects its intellectual property portfolio, including through licensing arrangements; and

-
adds clinical, scientific, operational, financial and management information systems and personnel, including personnel to support its product development and potential future commercialization efforts and to support its operations as a public company.

Until such time, if ever, as the Company can generate substantial product revenues, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, license and collaboration agreements with partners, and research grants. Selecta may be unable to raise capital when needed or on reasonable terms, if at all, which would force Selecta to delay, limit, reduce or terminate its product development or future commercialization efforts. The Company will need to generate significant revenues to achieve profitability, and it may never do so.
The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212, which the Company plans to initiate in the fourth quarter of 2019. Selecta believes that it has the financial resources to complete the head-to-head Phase 2 COMPARE trial against Krystexxa, but will require an additional equity offering or other external sources of capital to conduct the planned Phase 3 program for SEL-212. Selecta has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it currently expects. Because of the uncertainty in securing additional capital, Selecta has concluded that substantial doubt exists with respect to its ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. For additional information, see “Liquidity and Capital Resources.”
The consolidated financial information presented below includes the accounts of Selecta Biosciences Inc. and its wholly owned subsidiaries, Selecta (RUS) LLC, a Russian limited liability company, or Selecta RUS, and Selecta Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.

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
We have incurred a total of $217.5 million in research and development expenses from inception through June 30, 2019, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine candidate, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
In connection with our intention to focus on advancing our ImmTOR platform, as stated in January 2019, we have completed ongoing work on our immune stimulation programs SELA-070 and SEL-701, and currently do not have plans to move these programs forward or to perform any additional work on either of these programs.
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

The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses (key projects and initiatives):
SEL-212	$8,454	$7,090	$11,315	$11,892
SELA-070	—	1,050	51	1,099
Discovery and preclinical stage product candidate programs, collectively	11	858	300	1,190
Other internal research and development expenses	3,669	5,409	7,821	11,365
Total research and development expenses	$12,134	$14,407	$19,487	$25,546

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
Other income (expense)
Other income (expense) for each of the three and six months ended June 30, 2019 and 2018 was de minimis.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. At each of June 30, 2019 and December 31, 2018, we maintained cash of $0.4 million in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue
The following is a comparison of revenue for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2019	2018	(decrease)
Collaboration revenue	13	—	13	—%
Total revenue	$13	$—	$13	—%
During the three months ended June 30, 2019, the Company recognized less than $0.1 million of revenue for a shipment under our collaboration agreement with Spark. The Company is actively exploring licenses and other strategic collaborations that have the potential to provide non-dilutive capital. To the extent that the Company is able to enter into any such arrangements with upfront payments, the Company may receive additional revenue and working capital in connection with such arrangements.
Research and development

The following is a comparison of research and development expenses for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2019	2018	(decrease)
Research and development	$12,134	$14,407	$(2,273)	(16)%

During the three months ended June 30, 2019, our research and development expenses decreased by $2.3 million, or 16%, as compared to the same period in 2018. The decrease reflects the reduced salaries and benefits as a result of our headcount reduction at the beginning of fiscal 2019. There were further cost reductions year over year relating to the completion of our work on SELA-070 and SEL-701, as the Company does not currently have plans to perform additional work on these programs. The cost reductions were offset by the timing of costs incurred for both our Phase 2 and Phase 3 clinical programs for SEL-212.
General and administrative
The following is a comparison of general and administrative expenses for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2019	2018	(decrease)
General and administrative	$4,114	$4,362	$(248)	(6)%

During the three months ended June 30, 2019, our general and administrative expenses decreased by $0.2 million, or 6%, as compared to the same period in 2018. The reduction in costs was primarily the result of reduced patent fees, offset by an increase in professional fees.
Investment income
Investment income remained relatively unchanged during the three months ended June 30, 2019 as compared to 2018.
Foreign currency transaction gain (loss)
We recognized foreign currency losses of less than $0.1 million and gains of less than $0.1 million during the three months ended June 30, 2019 and 2018, respectively, reflecting minimal fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.4 million for each of the three months ended June 30, 2019 and 2018, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
Other income (expense) was de minimis for each of the three months ended June 30, 2019 and 2018.
Net Loss
Net loss for the three months ended June 30, 2019 was $16.4 million compared to $18.8 million for the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue
The following is a comparison of revenue for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2019	2018	(decrease)
Collaboration revenue	23	—	23	—%
Total revenue	$23	$—	$23	—%
During the six months ended June 30, 2019, the Company recognized less than $0.1 million of revenue for two shipments under our collaboration agreement with Spark. The Company is actively exploring licenses and other strategic collaborations that have the potential to provide non-dilutive capital. To the extent that the Company is able to enter into any such arrangements with upfront payments, the Company may receive additional revenue and working capital in connection with such arrangements.
Research and development
The following is a comparison of research and development expenses for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2019	2018	(decrease)
Research and development	$19,487	$25,546	$(6,059)	(24)%

During the six months ended June 30, 2019, our research and development expenses decreased by $6.1 million, or 24%, as compared to the same period in 2018. The decrease reflects the reduced salaries and benefits as a result of our headcount reduction at the beginning of fiscal 2019. There were further cost reductions year over year relating to the completion of our work on SELA-070 and SEL-701, as the Company does not currently have plans to perform additional work on these programs. The cost reductions were offset by the timing of costs incurred for both our Phase 2 and Phase 3 clinical programs for SEL-212.
General and administrative
The following is a comparison of general and administrative expenses for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2019	2018	(decrease)
General and administrative	$8,627	$9,036	$(409)	(5)%

During the six months ended June 30, 2019, our general and administrative expenses decreased by $0.4 million, or 5%, as compared to the same period in 2018. The reduction in costs was primarily the result of reduced patent and consulting fees offset by an increase in professional fees.
Investment income
Investment income remained relatively unchanged during the six months ended June 30, 2019 as compared to the same period in 2018.
Foreign currency transaction gain (loss)
We recognized foreign currency losses of less than $0.1 million and gains of less than $0.1 million during the six months ended June 30, 2019 and 2018, respectively, reflecting little fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.8 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
Other income (expense) was less than $0.1 million for each of the six months ended June 30, 2019 and 2018.
Net Loss
Net loss for the six months ended June 30, 2019 was $28.5 million compared to $34.7 million for the six months ended June 30, 2018.

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
From our inception through June 30, 2019, we have raised an aggregate of $342.1 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $25.3 million from borrowings under our credit facility, $44.3 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering in June 2016 and the underwriters' exercise in part of their option to purchase additional shares of our common stock in July 2016, $47.1 million in combined net proceeds from our private placement of common stock in June 2017, $30.9 million from a common stock public offering in January 2019, and $0.4 million in net proceeds from an "at-the-market" offering of our common stock in May 2019.
On August 10, 2017, we entered into an open market sale agreement with Jefferies LLC, as sales agent, or the Sales Agreement, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in an "at-the market" offering. During the three months ended June 30, 2019, the Company sold 164,926 shares of our common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $0.4 million, after deducting commissions and other transaction costs.
On January 25, 2019, we completed a public offering of 20,000,000 shares of our common stock at a public offering price of $1.50 per share. On January 29, 2019, an additional 2,188,706 shares were sold at a public offering price of $1.50 per share. The total net proceeds from the offering were $30.9 million, after deducting underwriting discounts and commissions.
As of June 30, 2019, our cash, cash equivalents, restricted cash and short-term deposits and investments were $42.0 million, of which $0.4 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
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
As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $308.9 million and $280.4 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
Management is exploring various sources of funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. The Company believes that it has the financial resources to complete the head-to-head Phase 2 trial against Krystexxa®, but will require additional external sources of capital to conduct the planned Phase 3 clinical program. If we are unable to raise sufficient capital through the transactions discussed above, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Because of the uncertainty in securing additional capital and the insufficient amount of cash and short-term investments at June 30, 2019, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
Our future capital requirements will depend on many factors, including:

-	the scope, progress, results and costs of our clinical trials of SEL-212;

-	the number of product candidates that we pursue;

-	our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;

-	the cost of manufacturing clinical supplies of our product candidates;

-	our headcount growth and associated costs;

-	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

-	the costs, timing and outcome of regulatory review of our product candidates;

-	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

-	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

-	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

-	the effect of competing technological and market developments; and

-	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

Summary of Cash Flows

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash provided by (used in):
Operating activities	$(27,437)	$(30,382)
Investing activities	(11,274)	19,630
Financing activities	31,479	362
Effect of exchange rate changes on cash	29	(71)
Net change in cash, cash equivalents, and restricted cash	$(7,203)	$(10,461)
Operating activities
Net cash used in operating activities for the six months ended June 30, 2019 was $27.4 million compared to $30.4 million in the same period in 2018, a decrease of $3.0 million. The decrease in net cash used in operating activities was primarily due to

(i) a $6.2 million decrease in recorded net loss for the six months ended June 30, 2019, (ii) an increase of $1.2 million in accounts payable, and (iii) a decrease of $3.0 million in prepaid expenses and other assets, offset by a decrease of $7.4 million of accrued expenses.
Investing activities
Net cash used by investing activities for the six months ended June 30, 2019 was $11.3 million compared to net cash provided from investing activities of $19.6 million in the same period in 2018. The net cash used by investing activities in 2019 was the result of purchases of short-term investments of $18.2 million, offset by $4.9 million of maturities and $2.0 million of sales of short term investments. During 2018, the net cash provided by investing activities was the result of $34.0 million in maturities of short term investments, offset by purchases of short-term investments totaling $14.0 million.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2019 was $31.5 million compared to $0.4 million in the same period in 2018. The net cash provided by financing activities in 2019 was the result of $30.9 million in net proceeds from the issuance of common stock under the January 2019 Public Offering and $0.4 million net proceeds from an "at-the-market" offering of our common stock in May 2019.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.
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
Collaboration and Grant Revenue: We currently generate our revenue through grants, collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. The grants, collaboration and license agreements are within the scope of ASC 606.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2019 and December 31, 2018, we had cash, cash equivalents, restricted cash and short-term deposits and investments of $42.0 million and $37.7 million, respectively, consisting of non‑interest and interest‑bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.

In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. At June 30, 2019, we held cash and cash equivalents totaling $0.4 million in Russian banks to support our Russian subsidiary, all of which were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Controller, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Controller concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses in every year. Our net loss was $28.5 million for the six months ended June 30, 2019 and $65.3 million for each of the years ended December 31, 2018 and 2017, respectively. As of June 30, 2019, we had an accumulated deficit of $308.9 million. To date, we have financed our operations primarily through the public offering and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our ImmTOR technology, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of our product candidates, and we have not completed development of any ImmTOR-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:

-	conduct additional clinical trials of SEL‑212, our lead product candidate;

-	continue the research and development of our other product candidates;

-	seek to enhance our ImmTOR technology and discover and develop additional product candidates;

-	seek to maintain and establish future collaborations with third parties;

-	seek regulatory approvals for any product candidates that successfully complete clinical trials;

-	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

-	maintain, expand and protect our intellectual property portfolio, including through licensing arrangements;

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
We believe that our existing cash, cash equivalents, investments, and restricted cash as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212, which we are planning to initiate in the fourth quarter of 2019. We believe that we have the financial resources to complete the Phase 2 head-to-head COMPARE trial against Krystexxa®, but will require an additional equity offering or other external sources of capital to conduct the planned Phase 3 program for SEL-212. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
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
As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $308.9 million and $280.4 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of filing this Quarterly Report on Form 10-Q.
We are exploring various sources of funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan accounts for funding in preparation for the planned Phase 3 clinical program for SEL-212. We believe that we have the financial resources to complete the Phase 2 head-to-head COMPARE trial against Krystexxa, but will require an additional equity offering or other external sources of capital to conduct the planned Phase 3 program for SEL-212. If we are unable to raise sufficient capital through the transactions discussed above, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the company.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We commenced active operations in 2007, and our operations to date have been limited to developing and researching our SVP technology and related products and programs, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. Other than SEL-212, our lead product candidate, our other product candidates are still in preclinical development. While we have completed our early development clinical trials and a Phase 2 clinical trial for SEL‑212, we have not completed a clinical trial for any other product candidate, nor have we demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter‑to‑quarter and year‑to‑year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
All of our product candidates are derived from our ImmTOR technology, which is an unproven approach to inducing antigen‑specific immune tolerance and to mitigating the immunogenicity of biologic therapies. We are primarily using our ImmTOR technology to improve and enable biologics that treat rare and serious diseases, with an initial focus on developing SEL‑212 for the treatment of chronic refractory gout. We are also leveraging our ImmTOR platform to pursue programs in additional therapeutic areas with a focus on gene therapy.
We are developing two gene therapy product candidates for rare inborn errors of metabolism. Our lead gene therapy program, known as SEL-302, is a potential gene therapy product candidate for methylmalonic acidemia. Our second gene therapy product candidate, known as SEL-313, is being developed to treat ornithine transcarbamylase deficiency. In September 2018, we announced our collaboration with CureCN, a European consortium, for the use of our ImmTOR technology in combination with an AAV gene therapy in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. The Company expects the CureCN consortium to obtain scientific advice from the German drug regulatory authority in the second half of 2019.
We are at an early stage of development and our technology has not yet led to, and may never lead to, approvable or marketable drugs. We may have problems identifying new product candidates and applying our technologies to these other areas. Even if we are successful in identifying new product candidates, they may not be suitable for clinical development, including as a result of harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:

-	design, initiation and completion of preclinical studies and clinical trials with positive results;

-	reliance on third parties (including but not limited to clinical research organizations and contract manufacturing organizations);

-	receipt of marketing approvals from applicable regulatory authorities;

-	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

-	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities, or establishing such capabilities ourselves;

-	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

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

The regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates, and we cannot predict how long it will take or how much it will cost to complete clinical developments and obtain regulatory approvals for a gene therapy product candidate in either the United States or the European Union or how long it will take to commercialize a gene therapy product candidate, if and when approved. Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. For example, in addition to the submission of an investigational new drug application, or IND, to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials for cell therapy products and gene therapy had historically been subject to review by the Recombinant DNA Advisory Committee, or the RAC, of the National Institutes of Health, or NIH, Office of Biotechnology Activities, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Following an initial review, RAC members would make a recommendation as to whether the protocol raises important scientific, safety, medical, ethical or social issues that warrant in-depth discussion at the RAC’s quarterly meetings. Even though the FDA decides whether individual cell therapy or gene therapy protocols may proceed under an IND, the RAC’s recommendations were historically shared with the FDA and the RAC public review process, if undertaken, could have impeded or delayed the initiation of a clinical trial, even if the FDA had reviewed the trial design and authorized its initiation. Conversely, the FDA could put an IND on clinical hold even if the RAC provided a favorable review or has recommended against an in-depth, public review.
Additionally, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.
On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed October 16, 2018, the NIH had announced that it will no longer accept new human gene transfer protocols for review as part of the protocol registration process under the existing NIH Guidelines or convene the RAC to review individual clinical protocols. In April 2019, NIH announced the finalized NIH Guidelines pursuant to which gene therapy protocols are no longer subject to submission requirements or the review of the RAC, although gene therapy studies remain subject to the oversight of an IBC in addition to an IRB. Even though we may not be required to submit a protocol for our gene therapy product candidates through the NIH for RAC review, we will still be subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and institutional review board, or IRB, of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial.
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
Our lead product candidate, SEL-212, is currently being evaluated in a Phase 2 clinical program that we initiated in October 2016, and in March 2019 we initiated a Phase 2 head-to-head clinical trial of SEL-212 compared to the current FDA-approved uricase therapy, Krystexxa. We are preparing for the start of a pivotal Phase 3 program for SEL-212.
In May 2017 we licensed LMB-100, a potent immunotoxin, from the National Cancer Institute (NCI) and a Phase 1 clinical trial of LMB-100 plus ImmTOR (SEL-403) initiated in March 2018 by NCI in patients with malignant pleural or peritoneal mesothelioma who had undergone at least one regimen of chemotherapy under a Cooperative Research and Development Agreement (CRADA) between the NCI and the Company. In October 2018, the NCI informed the Company of a Grade 5 Serious Adverse Event (patient death) in this clinical trial related to pneumonitis, which was deemed by the trial investigator to be probably related to SVP-Rapamycin and possibly related to the patient’s pleural mesothelioma condition. This patient had received previous therapies, including two courses of radiation therapy and three different immune check point inhibitors, which can be associated with pneumonitis however, the possible relationship to SVP-Rapamycin cannot be excluded. Pneumonitis has been reported in patients receiving daily oral rapamycin. In addition, a Serious Adverse Event (pericardial effusion) was seen in one of the other three patients dosed in the SEL-403 clinical trial. Pericardial effusion can be a side effect of immunotoxin therapies targeting mesothelin. The FDA placed the IND for SEL-403 on full clinical hold in response to adverse events observed during the Phase 1 trial. Selecta has terminated the license of LMB-100 from NCI, effective April 9, 2019 and is no longer pursuing this product candidate.
Aside from these programs, our other product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical development is costly and inherently uncertain. For example, we have invested significant resources in our preclinical gene therapy program, which has demonstrated the potential for treatment of rare inborn errors of metabolism. Early preclinical results may not be predictive of future results, however, if our technology proves to be ineffective or unsafe as a result of, among other things, adverse side effects, pre-existing anti-drug antibodies that can neutralize the viral vector and block gene transfer, or cellular immune response to the transduced cells, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failed clinical trial can occur at any stage of testing. Moreover, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the clinical trial results from our Phase 2 head-to-head study of SEL-212, including interim results, may not be predictive of future results. Moreover, we may not be able to complete, or may be required to deviate from the current clinical trial protocol for a variety of reasons.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical development or early-stage clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. SAEs caused by, or other unexpected properties of, any product candidates that we may choose to develop could cause us, an institutional review board or regulatory authority to interrupt, delay or halt clinical trials of one or more of such product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable non-U.S. regulatory authorities. If any product candidate that we may choose to develop is associated with SAEs or other unexpected properties, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which those undesirable characteristics would be expected to be less prevalent, less severe or more tolerable from a risk-benefit perspective. For example, in the SEL-403 Phase 1 clinical trial, a Grade 5 SAE (patient death) occurred that was deemed by the trial investigator to be probably related to SVP-Rapamycin and possibly related to the patient's pleural mesothelioma condition which led the Company to abandon development of SEL-403. In the SEL-212 Phase 1/2 clinical program, multiple SAEs have occurred, and future SAEs may occur causing the Company to incur additional costs or experience delays in completing, or causing the Company to ultimately be unable to complete, the development and commercialization of our product candidates, and delay or prevent our ability to obtain FDA approval. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory authority approval. If we fail to produce positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be negatively impacted.
In addition, we cannot be certain as to what type and how many clinical trials the FDA will require us to conduct before we may successfully gain approval to market SEL-212 or any of our other product candidates in the United States or other countries, if any. Prior to approving a new therapeutic product, the FDA generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. We expect that we may need to conduct more than one Phase 3 trial for SEL-212 for a chronic refractory gout indication in order to gain approval from the FDA. Even if we conduct more than one Phase 3 trial for SEL-212, the FDA may not accept the data, and may delay, limit or deny approval of SEL-212. Additional clinical trials could cause us to incur significant development costs, delay or prevent the commercialization of SEL-212 or otherwise adversely affect our business.
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

-
the supply or quality of raw materials or manufactured product candidates (whether provided by us or third parties) or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or in a timely manner, or we may experience interruptions in supply;

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
Opening trial sites outside the United States may involve additional regulatory, administrative and financial burdens, including compliance with foreign and local requirements relating to regulatory submission and clinical trial practices. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices, or GCPs, including review and approval by an independent ethics committee and informed consent from trial patients. The trial data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside the United States must be representative of the population for which we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Nonetheless, there can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our development of any applicable product candidates.
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
In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, including Phase 4 clinical trials, and/or the implementation of a Risk Evaluation and Mitigation Strategy, or REMS, which may be required to assure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.
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

-
we could be required to develop a risk evaluation and mitigation strategy (REMS) plan to prevent, monitor and/or manage a specific serious risk by informing, educating and/or reinforcing actions to reduce the frequency and/or severity of the event.

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
We obtain the biologic pegadricase, a component of SEL‑212, primarily from 3SBio in China. Under our license agreement with 3SBio, we have limited rights to manufacture pegadricase and, while we have entered into a contract with a back-up supplier located outside of China, we expect to continue to rely on 3SBio as the primary supplier of pegadricase for the foreseeable future.
Any disruption in production or inability of 3SBio in China to produce adequate quantities of pegadricase to meet our needs, whether as a result of a natural disaster, failure to comply with regulatory requirements or other causes, could impair our ability to operate our business on a day‑to‑day basis and to continue our research and development of our future product candidates. Furthermore, since 3SBio is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent months. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports were followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Pegadricase is subject to, and any other components we purchase from China may be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs.
Any of these matters could materially and adversely affect our business and results of operations. Any issues related to the manufacturing lots or similar action regarding pegadricase used in preclinical studies or clinical trials could delay the studies or trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply or maintain compliance with regulatory requirements by 3SBio could significantly delay our clinical development of potential products and reduce third‑party or clinical researcher interest and support of our proposed trials. These interruptions or failures could also impede commercialization of our future product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.
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
We have entered into collaborations with other parties, including pharmaceutical companies and universities, to develop products based on our ImmTOR technology platform, and such collaborations and licensing arrangements currently represent a significant portion of our product pipeline and are expected to represent a larger portion of our pipeline in the future. Certain of our collaborations have provided us with important funding for some of our development programs and we expect to receive additional funding under collaborations in the future although not all of our collaborations may result in funding to the Company. Our existing collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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
We are actively exploring licenses and other strategic collaborations with additional pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. However, we face significant competition in seeking appropriate collaborators. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may not be able to access specific antigens that would be suitable to development with our technology, have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our programs, and our business may be materially and adversely affected.
We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials.
We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials, including our Phase 2 and Phase 3 clinical trials of SEL‑212 and for our other product candidates. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials.
Our reliance on these third parties for research and development activities will reduce our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as GCP regulations, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or third-party contractors fail to comply with applicable GCPs, the data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government‑sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third‑party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if any, will depend on a number of factors, including:

-	their efficacy, safety and other potential advantages compared to alternative treatments;

-	the clinical indications for which our product candidates are approved;

-	our ability to offer them for sale at competitive prices;

-	their convenience and ease of administration compared to alternative treatments;

-	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

-	the strength of marketing and distribution support;

-	the availability of third‑party coverage and adequate reimbursement for our product candidates;

-	the prevalence and severity of their side effects and their overall safety profiles;

-	any restrictions on the use of our product candidates together with other medications;

-	interactions of our product candidates with other medicines patients are taking;

-	our ability to create awareness with patients and physicians about the harmful effects of uric acid deposits;

-	the timing of market introduction of any approved product candidates as well as competitive products and other therapies;

-	inability of certain types of patients, particularly with respect to certain rare diseases or conditions, to take our product candidates;

-	their ability to remain attractive in the event of changing treatment guidelines;

-	adverse publicity about the product or favorable publicity about competitive products; and

-	potential product liability claims.
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
The development and commercialization of new drug and biologic products and technologies is highly competitive and is characterized by rapid and substantial technological development and product innovations. We are aware that pharmaceutical and biotechnology companies, including Horizon Pharma plc, offer or are pursuing the development of pharmaceutical products or technologies that may address one or more indications that our product candidates target, as well as smaller, early-

stage companies, that offer or are pursuing the development of pharmaceutical products or technologies that may address one or more indications that our product candidates target. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market, especially for any competitor developing a competing immunomodulating therapeutic that will likely share our same regulatory approval requirements. In addition, our ability to compete may be affected in many cases by insurers or other third‑party payors seeking to encourage the use of generic or biosimilar products.
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
Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations or third‑party coverage or reimbursement policies, any of which would have a material adverse effect on our business.
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval, especially novel products like our gene therapy product candidates, and may be particularly difficult because of the higher prices associated with gene therapy product candidates. Our ability to commercialize any product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third‑party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.
Obtaining and maintaining adequate reimbursement for our products may be difficult. We cannot be certain if and when we will obtain an adequate level of reimbursement for our products by third‑party payors. Even if we do obtain adequate levels of reimbursement, third‑party payors, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, products. Government authorities and third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third‑party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for products. We may also be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Some third-party payors may require pre-approval of coverage for new and innovative therapies, such as our product candidates, before they will provide reimbursement. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. There can be no assurance that our product candidates, if approved for sale in the United States or in other countries, will not be subject to heightened governmental scrutiny, unfavorable regulatory inquiry or action, or congressional inquiry.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

-	regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;

-	decreased demand for any product candidates or products that we may develop;

-	injury to our reputation and significant negative media attention;

-	loss of clinical trial participants or increased difficulty in enrolling future participants;

-	significant costs to defend the related litigation or to reach a settlement;

-	substantial payments to trial participants or patients;

-	loss of revenue;

-	reduced resources of our management to pursue our business strategy; and

-	the inability to commercialize any products that we may develop.

-	distraction of management’s attention from our primary business;

-	substantial monetary awards to patients or other claimants;

We maintain general liability, product liability and umbrella liability insurance. Our existing insurance coverage may not fully cover potential liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop.
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
Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy, or REMS, which could include requirements for a medication guide, physician communication plans or additional elements to assure safe use, such as restricted distribution methods, patient registries and other risk mitigation tools. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.
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
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being approved, developed or commercialized in a timely manner, which could negatively impact our business.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti‑corruption laws, and anti‑money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can have a material adverse effect on our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti‑bribery and anti‑money laundering laws in the countries in which we conduct activities. Anti‑corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other partners from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our product candidates abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government‑affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Our violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.
In some countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution or arbitrage between low‑priced and high‑priced countries, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidate to other available therapies, which is time‑consuming and costly. If coverage and reimbursement of our product candidates are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially adversely affected.
If we or our contract manufacturers or other third parties fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
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
Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time‑consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful. Even if we are successful, domestic or foreign litigation, or USPTO or foreign patent office proceedings, may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be adversely affected.
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
Any of these risks coming to fruition could have a material adverse impact on our business.
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
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates, proprietary technologies and their uses are obtained, once the patent life has expired, we may be open to competition. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. If we do not have sufficient patent life to protect our product candidates, proprietary technologies and their uses, our business and results of operations will be adversely affected.
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
On January 3, 2019, following a strategic business review, we announced our new strategy to focus on the development of SEL-212 for the treatment of chronic refractory gout and advancement of our ImmTOR technology in the area of gene therapy, specifically ImmTOR in combination with AAV gene therapy for the treatment of CN, as well as the deprioritization of our oncology development program. The success of this strategic shift will depend on our ability to successfully develop our product candidates, hire and retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital, as well as our ability to enter into collaborations with third parties. The early stage development of novel product candidates is highly unpredictable due to the lengthy and expensive process of clinical drug development, potential for safety, efficacy or tolerability problems with such product candidates, unexpected expenses or inaccurate financial assumptions or forecasts, potential delays or unfavorable decisions of regulatory agencies and competition for targeted indications or within targeted markets. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations or financial condition.
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
We are highly dependent on Carsten Brunn, Ph.D., our President and Chief Executive Officer, Alison Schecter, M.D., our Chief Medical Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements or offer letters with Dr. Brunn, Dr. Schecter and certain of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
John Leaman, M.D., our former Chief Financial Officer and Head of Corporate Strategy, resigned effective March 31, 2019. Recruiting and retaining a new Chief Financial Officer will be critical to our success. We anticipate that we will experience a transitional period until our new Chief Financial Officer is hired and fully integrated into his or her new role. Any delay or failure to recruit Dr. Leaman’s successor may adversely affect our business and financial results. We cannot predict how long it will take to hire a new Chief Financial Officer and if we are not able to appoint a new Chief Financial Officer in a timely manner, or we are forced to operate with a transitional leadership team, our business, financial condition, and results of operations could be materially and adversely affected. Moreover, we cannot provide any assurance that the transition in leadership will not result in a disruption that adversely impacts our business and employee morale.
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
We have incurred increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

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
In addition to our U.S. operations, we maintain a wholly owned subsidiary in Russia, Selecta RUS. We may face risks associated with maintaining our subsidiary in Russia, or with any international operations, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, which could harm our business. We may also rely on collaborators to commercialize any approved product candidates outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 41.9% of our outstanding voting stock as of June 30, 2019. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of an aggregate of approximately 3.1 million shares of our common stock as of June 30, 2019 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
10.1#	2018 Employment Inducement Incentive Award Plan, as amended and restated, and forms agreement thereunder	S-8	333-230501	10.1	3/25/2019
10.2	Employment Agreement, dated June 21, 2019, by and between Selecta Biosciences, Inc. and Alison Schecter, M.D.					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of principal financial and principal accounting officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of principal financial and principal accounting officer					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**  Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: August 8, 2019	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Ann K. Donohue, CPA
Ann K. Donohue, CPA
Controller
(principal financial and principal accounting officer)