Form 10-Q
period 2019-09-30
SELECTA BIOSCIENCES INC
filed 2019-11-08
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 4, 2019, the registrant had 48,196,387 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	3

	Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2019 and 2018 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Three Months ended March 31, June 30, and September 30, 2019 and 2018 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2019 and 2018 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3.	Defaults Upon Senior Securities	82

Item 4.	Mine Safety Disclosures	82

Item 5.	Other Information	82

Item 6.	Exhibits	83

SIGNATURES

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, the plans and objectives of management for future operations and future results of anticipated products and a potential amendment to our exclusive patent license agreement with the Massachusetts Institute of Technology are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

-
our ability to maintain our existing or future collaborations or licenses; and to reach an agreement regarding an acceptable amendment of our exclusive patent license agreement with the Massachusetts Institute of Technology;

-	our ability to protect and enforce our intellectual property rights;

-	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;

-	our ability to obtain and retain key executives and attract and retain qualified personnel;

-	developments relating to our competitors and our industry, including the impact of government regulation; and

-	our ability to successfully manage our growth.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$34,513	$37,403
Prepaid expenses and other current assets	1,606	4,673
Total current assets	36,119	42,076
Property and equipment, net	1,452	2,127
Right of use asset, net (Note 8)	594	—
Long-term restricted cash	1,379	279
Total assets	$39,544	$44,482
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,478	$1,100
Accrued expenses	5,316	11,700
Loan payable, current portion	20,927	21,385
Lease liability, current portion (Note 8)	734	—
Deferred revenue, current portion	1,023	959
Total current liabilities	29,478	35,144
Non‑current liabilities:
Deferred rent and lease incentive	—	34
Deferred revenue, net of current portion	14,981	13,818
Other long‑term liabilities	—	904
Total liabilities	44,459	49,900
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 48,196,387 and 22,471,776 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	5	3
Additional paid-in capital	320,478	279,539
Accumulated deficit	(320,865)	(280,403)
Accumulated other comprehensive loss	(4,533)	(4,557)
Total stockholders’ equity (deficit)	(4,915)	(5,418)
Total liabilities and stockholders’ equity (deficit)	$39,544	$44,482
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Grant and collaboration revenue	$—	$—	$23	$—
Operating expenses:
Research and development	8,104	11,885	27,591	37,431
General and administrative	3,690	4,056	12,317	13,092
Total operating expenses	11,794	15,941	39,908	50,523
Loss from operations	(11,794)	(15,941)	(39,885)	(50,523)
Investment income	184	295	707	829
Foreign currency transaction (loss), net	7	26	(33)	97
Interest expense	(388)	(384)	(1,184)	(1,099)
Other (expense), net	(3)	3	(67)	11
Net loss	(11,994)	(16,001)	(40,462)	(50,685)
Other comprehensive loss:
Foreign currency translation adjustment	(5)	(42)	24	(113)
Unrealized gain on securities	(3)	1	—	16
Total comprehensive loss	$(12,002)	$(16,042)	$(40,438)	$(50,782)

Net loss per share:
Basic and diluted	$(0.26)	$(0.71)	$(0.94)	$(2.27)
Weighted average common shares outstanding:
Basic and diluted	46,407,846	22,403,954	43,265,909	22,368,574

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid‑In	Accumulated	comprehensive	Equity
	Shares	Amount	Capital	deficit	loss	(Deficit)
Balance at December 31, 2018	22,471,776	$3	$279,539	$(280,403)	$(4,557)	$(5,418)
Issuance of common stock under Employee Stock Purchase Plan	11,943	—	20	—	—	20
Issuance of common stock upon exercise of options	115,600	—	145	—	—	145
Issuance of common stock, net of issuance costs of $344	22,188,706	2	30,940	—	—	30,942
Stock‑based compensation expense	—	—	1,180	—	—	1,180
Currency translation adjustment	—	—	—	—	22	22
Unrealized gains (losses) on securities	—	—	—	—	2	2
Net loss	—	—	—	(12,074)	—	(12,074)
Balance at March 31, 2019	44,788,025	$5	$311,824	$(292,477)	$(4,533)	$14,819
Issuance of common stock through at-the-market offering, net	164,926	—	372	—	—	372
Stock‑based compensation expense	—	—	1,251	—	—	1,251
Currency translation adjustment	—	—	—	—	7	7
Unrealized gains (losses) on securities	—	—	—	—	1	1
Net loss	—	—	—	(16,394)	—	(16,394)
Balance at June 30, 2019	44,952,951	$5	$313,447	$(308,871)	$(4,525)	$56
Issuance of common stock under Employee Stock Purchase Plan	5,262	—	8	—	—	8
Issuance of common stock upon exercise of options	10,000	—	5	—	—	5
Issuance of vested restricted stock units	50,000	—	—	—	—	—
Issuance of common stock through private placement, net of issuance costs of $37	3,178,174	—	5,715	—	—	5,715
Stock‑based compensation expense	—	—	1,303	—	—	1,303
Currency translation adjustment	—	—	—	—	(5)	(5)
Unrealized gains (losses) on securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(11,994)	—	(11,994)
Balance at September 30, 2019	48,196,387	$5	$320,478	$(320,865)	$(4,533)	$(4,915)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)
(Unaudited)

						Accumulated
			Additional	Stock		other	Stockholders'
	Common stock		paid‑In	option	Accumulated	comprehensive	Equity
	Shares	Amount	Capital	receivable	deficit	loss	(Deficit)
Balance at December 31, 2017	22,343,254	$3	$273,128	$—	$(216,897)	$(4,420)	$51,814
Adoption of new accounting principle	—	—	—	—	1,830	—	1,830
Issuance of common stock under Employee Stock Purchase Plan	6,586	—	51	—	—	—	51
Stock‑based compensation expense	—	—	1,153	—	—	—	1,153
Currency translation adjustment	—	—	—	—	—	19	19
Unrealized gains (losses) on securities	—	—	—	—	—	3	3
Net loss	—	—	—	—	(15,888)	—	(15,888)
Balance at March 31, 2018	22,349,840	$3	$274,332	$—	$(230,955)	$(4,398)	$38,982
Issuance of common stock upon exercise of options	46,343	—	311	—	—	—	311
Stock‑based compensation expense	—	—	1,245	—	—	—	1,245
Currency translation adjustment	—	—	—	—	—	(90)	(90)
Unrealized gains on securities	—	—	—	—	—	12	12
Net loss	—	—	—	—	(18,796)	—	(18,796)
Balance at June 30, 2018	22,396,183	$3	$275,888	$—	$(249,751)	$(4,476)	$21,664
Issuance of common stock under Employee Stock Purchase Plan	18,152	—	145	—	—	—	145
Issuance of common stock upon exercise of options	12,158	—	162	(53)	—	—	109
Stock‑based compensation expense	—	—	1,526	—	—	—	1,526
Currency translation adjustment	—	—	—	—	—	(42)	(42)
Unrealized gains (losses) on securities	—	—	—	—	—	1	1
Net loss	—	—	—	—	(16,001)	—	(16,001)
Balance at September 30, 2018	22,426,493	$3	$277,721	$(53)	$(265,752)	$(4,517)	$7,402
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities
Net loss	$(40,462)	$(50,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	522	789
Amortization of premiums (accretion of discounts) on investments	(154)	(101)
(Gain) loss on disposal of property and equipment	67	(85)
Stock‑based compensation expense	3,734	3,924
Non‑cash interest expense	338	354
Net realized losses on investments	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	4,078	(2,816)
Accounts payable	378	(369)
Deferred revenue	(13)	810
Accrued expenses and other liabilities	(7,046)	1,766
Net cash used in operating activities	(38,559)	(46,413)
Cash flows from investing activities
Receipts from the maturity of short-term investments	16,350	41,655
Purchases of short-term investments	(18,188)	(15,598)
Sale of short term investments	1,992	—
Purchases of property and equipment	(10)	(516)
Proceeds from the sale of property and equipment	94	105
Net cash provided by investing activities	238	25,646
Cash flows from financing activities
Repayments of principal on outstanding debt	(700)	—
Net proceeds from issuance of common stock	30,942	—
Net proceeds from issuance of common stock- at-the-market offering	372	—
Net proceeds from issuance of common stock- private placement	5,715	—
Proceeds from exercise of stock options	150	421
Proceeds from issuance of common stock under Employee Stock Purchase Plan	28	196
Net cash provided by financing activities	36,507	617
Effect of exchange rate changes on cash	24	(113)
Net change in cash, cash equivalents, and restricted cash	(1,790)	(20,263)
Cash, cash equivalents, and restricted cash at beginning of period	37,682	71,027
Cash, cash equivalents, and restricted cash at end of period	$35,892	$50,764
Supplement cash flow information
Cash paid for interest	$1,652	$833
Noncash investing and financing activities
Purchase of property and equipment not yet paid	$—	$310
Unrealized gain (loss) on marketable securities	$—	$16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Nature of the Business and Basis of Presentation
Selecta Biosciences, Inc. (the “Company”) was incorporated in Delaware on December 10, 2007, and is based in Watertown, Massachusetts. The Company is a clinical-stage biotechnology company focused on unlocking the full potential of biologic therapies based on its immune tolerance technology (ImmTOR™) platform. The Company plans to combine ImmTOR with a range of biologic therapies for rare and serious diseases that require new treatment options due to high immunogenicity of existing therapies. Since inception, the Company has devoted its efforts principally to research and development of its technology and product candidates, recruiting management and technical staff, acquiring operating assets, and raising capital.

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

The Company’s product candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The accompanying financial statements have been prepared on a basis that assumes the Company is a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2019 (the “Annual Report on Form 10-K”). The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of September 30, 2019 and consolidated results of operations and cash flows for the three and nine months ended September 30, 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Liquidity and Management's Plan

The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful development of its product candidates, raising additional capital with favorable terms, protection of proprietary technology and market acceptance of any approved future products. The successful development of product candidates requires substantial working capital which may not be available to the Company on favorable terms or at all.

To date, the Company has financed its operations primarily through the initial public offering of its common stock, a private placement of its common stock, issuances of common and preferred stock, debt, research grants and research collaborations. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. To date, all of the Company's revenue has been collaboration and grant revenue. The Company has devoted substantially all of its financial resources and efforts to developing its ImmTOR technology, identifying potential product candidates and conducting preclinical studies and its clinical trials. The Company is in the early stages of development of its product candidates, and it has not completed development of any ImmTOR-enabled therapies.

As of September 30, 2019, the Company’s cash, cash equivalents and restricted cash were $35.9 million, of which $0.4 million was held by its Russian subsidiary designated solely for use in its operations. The Company has incurred losses and negative cash flows from operating activities since inception. As of September 30, 2019 and December 31, 2018, the Company had an accumulated deficit of $320.9 million and $280.4 million, respectively. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

Management is actively exploring licenses and other strategic collaborations that have the potential to provide non-dilutive capital and/or accelerate the development of new or existing product candidates incorporating the Company’s ImmTOR technology. Additionally, the Company may seek to fund its operations through issuances of equity and/or other securities. If the Company enters into strategic collaborations and alliances, which may include existing collaboration partners, the Company may have to relinquish valuable rights to its technologies or product candidates, or grant licenses on terms that are not favorable to the Company. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of its existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The Company requires additional external sources of capital to complete the ongoing head-to-head Phase 2 COMPARE trial against KRYSTEXXA® and additional capital to conduct the planned Phase 3 clinical program for SEL-212. If the Company is unable to raise sufficient capital through strategic collaborations and/or the sale of equity or other securities, it intends to curtail expenses contemplated by the current operating plan, and the Company may be required to delay, limit, reduce or terminate its product development efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. Because of the uncertainty in securing additional capital and the insufficient amount of capital resources at September 30, 2019, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.

All amounts due under the 2017 Term Loan (see Note 9) have been classified as a current liability as of September 30, 2019 due to the considerations discussed above and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Quarterly Report on Form 10-Q.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through September 30, 2019, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended September 30, 2019, there were de minimis realized losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.
As of September 30, 2019, the Company has restricted cash balances relating to secured letters of credit in connection with its current Headquarters Lease and New Headquarters Lease (as defined in Note 8). The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	September 30,
	2019	2018
Cash and cash equivalents	$34,234	$50,485
Restricted cash	279	—
Long-term restricted cash	1,379	279
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$35,892	$50,764

Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term deposits and investments, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of September 30, 2019, the Company maintained approximately $0.4 million in Russian bank accounts, all of which was held in U.S. dollars.

The Company did not have any off-balance sheet arrangements as of September 30, 2019 and December 31, 2018.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, restricted cash, accounts payable, loans payable, and common stock warrants. The carrying amounts of cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At September 30, 2019, the carrying amount of the Company's loan payable approximates its estimated fair value due to the short-term nature of the instrument.
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
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2019 or the year ended December 31, 2018.
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
Impairment of Long‑Lived Assets
The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available, which is at the entity level ("asset group"). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Based on management's evaluation, the fair value of the asset group, measured as the market capitalization of the Company exceeds its carrying value, and for this reason the Company did not recognize any material impairment losses during the nine months ended September 30, 2019 and 2018.
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
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(4,557)	$—	$(4,557)
Other comprehensive income (loss) during the period	$24	$—	$24
Balance at September 30, 2019	$(4,533)	$—	$(4,533)

Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Spark (see Note 12) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
Collaboration and Grant Revenue: The Company currently generates its revenue through grants, collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. Grants and license agreements with customers are accounted for in accordance with ASC 606. The Company analyzes collaboration arrangements by first assessing whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808) and evaluates whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. Collaboration agreements with customers that are not within the scope of ASC 808 are accounted for in accordance with ASC 606. To the extent the collaboration agreement is within the scope of ASC 808, the Company also assesses whether any aspects of the agreement are within the scope of other accounting literature (specifically ASC 606). The Company early adopted ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which provides guidance on evaluating certain transactions between collaborative arrangement participants. If the Company concludes that some or all aspects of the agreement are distinct and represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606. The Company recognizes the shared costs incurred that are not within the scope of other accounting literature as a component of the related expense in the period incurred by analogy to ASC 730 and records reimbursements from counterparties as an offset to the related costs. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements in accordance with ASC 606, the Company performs the five steps above. As part of the accounting for the arrangement, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.

The terms of the Company’s arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost-sharing of R&D expenses; and (v) profit/loss sharing arising from co-promotion arrangements.
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
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of September 30, 2019 and

December 31, 2018, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
Recent Accounting Pronouncements
Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance based on criteria similar to current lease accounting, with the classification affecting the pattern and classification of expense recognition in the statement of operations.
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
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18), which provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. The Company early adopted the new standard effective September 30, 2019, and there was no impact on its consolidated financial statements. See Note 14 for details.
Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. This ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.
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
3. Available-for-Sale Marketable Securities
As of September 30, 2019, and December 31, 2018, the Company did not have available-for-sale marketable securities.

4. Net Loss Per Share
The Company has reported a net loss for the three and nine months ended September 30, 2019, and 2018, and for this reason basic and diluted net loss per share are the same for all periods presented. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(11,994)	$(16,001)	$(40,462)	$(50,685)
Denominator:
Weighted‑average common shares outstanding—basic and diluted	46,407,846	22,403,954	43,265,909	22,368,574
Net loss per share attributable to common stockholders —basic and diluted	$(0.26)	$(0.71)	$(0.94)	$(2.27)

All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	September 30,
	2019	2018
Stock options to purchase common stock	5,354,645	3,188,169
Unvested restricted stock units	225,000	40,000
Stock warrants to purchase common stock	95,619	176,432
Total	5,675,264	3,404,601

5. Fair Value Measurements
The tables below present information about the Company’s financial assets that are measured and carried at fair value as of September 30, 2019 and December 31, 2018, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$6,878	$—	$—	$6,878
Total cash equivalents	$6,878	$—	$—	$6,878

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$10,123	$—	$—	$10,123
Total cash equivalents	$10,123	$—	$—	$10,123

At each of September 30, 2019 and December 31, 2018, cash and cash equivalent investments were held in money market funds maturing within 90 days from the date of purchase.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$4,909	$5,379
Computer equipment and software	477	561
Leasehold improvements	278	278
Furniture and fixtures	235	247
Office equipment	135	135
Construction in process	2	79
Total property and equipment	6,036	6,679
Less accumulated depreciation	(4,584)	(4,552)
Property and equipment, net	$1,452	$2,127

Depreciation expense was $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, depreciation expense was $0.5 million and $0.8 million, respectively.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Payroll and employee related expenses	$1,780	$2,497
Current portion of deferred rent and lease incentive	—	117
Collaboration and licensing	—	1,222
Accrued patent fees	565	736
Accrued external research and development costs	1,760	5,344
Accrued professional and consulting services	793	994
Accrued grant refund	—	175
Accrued interest	96	106
Other	322	509
Accrued expenses	$5,316	$11,700

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
In July 2019, the Company entered into a lease for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts (the “New Headquarters Lease”). The Company estimates that it will incur $0.8 million in non-reimbursable lessee-paid construction costs for lessor assets. None of these costs were incurred as of September 30, 2019. Lease commencement is expected to occur in March 2020, and the expected lease term is 8 years, therefore the right of use asset and lease liability is not recorded as of September 30, 2019. Rent commencement is expected to occur in May 2020, and the base rent for the first year is $0.2 million per month. The total minimum rental commitments for the New Headquarters Lease are $15.8 million. In connection with the New Headquarters Lease, the Company secured a letter of credit from Silicon Valley Bank for $1.4 million which renews automatically each year.

The Company's total minimum rental commitments for the New Headquarters Lease as of September 30, 2019 are as follows (in thousands):

September 30,
2019
2020	$1,191
2021	1,811
2022	1,865
2023	1,921
2024	1,979
Thereafter	7,027
Total New Headquarters Lease commitment	$15,794

Rent expense for the three months ended September 30, 2019 and 2018 was $0.5 million and $0.5 million, respectively. Rent expense for the nine months ended September 30, 2019 and 2018 was $1.5 million and $1.5 million, respectively.
For the three and nine months ended September 30, 2019, the components of lease costs were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease expense	$341	$1,023
Variable lease expense	211	625
Short-term lease expense	3	14
Total lease expense	$555	$1,662

The maturity of the Company's operating lease liabilities as of September 30, 2019 were as follows (in thousands):

September 30,
Operating leases:	2019
2019 (Remainder)	$374
2020	375
Total future minimum lease payments	$749
Less imputed interest	15
Total operating lease liabilities	$734
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$734
Non-current operating lease liabilities	—
Total operating lease liabilities	$734

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

Nine Months Ended September 30,
Operating leases:	2019
Supplemental Cash Flows Information
Operating cash flows from operating leases	$1,108

The changes in the Company’s right of use asset and lease liability for the nine months ended September 30, 2019 are reflected in the changes in prepaid expenses, deposits and other assets and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.

The following summarizes additional information related to operating leases:

September 30,
Operating leases:	2019
Weighted-average remaining lease term	0.5 years
Weighted-average discount rate	10%

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
The 2017 Term Loan will mature on February 1, 2022. Each advance under the 2017 Term Loan accrues interest at a floating per annum rate equal to one-half of one percent above the prime rate (as published in the money rates section of The Wall Street Journal). The 2017 Term Loan provided for interest-only payments monthly until August 31, 2019. On September 1, 2019, the Company began making amortization payments on the Term Loan, which will continue to be payable monthly in equal installments of principal and variable interest to fully amortize the outstanding principal over the remaining term of the loan. The monthly interest is subject to recalculation upon a change in the prime rate. The Company may prepay the 2017 Term Loan in full but not in part provided that the Company (i) provides five business days’ prior written notice to SVB, (ii) pays on the date of such prepayment for all outstanding principal plus accrued and unpaid interest, 1% if prepaid after the second anniversary.
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
As of September 30, 2019 and December 31, 2018, the outstanding principal balance under the 2017 Term Loan was $20.3 million and $21.0 million, respectively.
Future minimum principal and interest payments on the 2017 Term Loan as of September 30, 2019 are as follows (in thousands):

2019 (Remainder)	3,066
2020	9,163
2021	8,692
2022	1,752
Total minimum debt payments	$22,673
Less: Amount representing interest	(1,323)
Less: Debt discount and deferred charges	(423)
Less: Current portion of loan payable	(20,927)
Loan payable, net of current portion	$—

All amounts due under the 2017 Term Loan have been classified as a current liability as of September 30, 2019 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by SVB as of the date of the filing of this Quarterly Report on Form 10-Q.
During each of the three months ended September 30, 2019 and 2018, the Company recognized $0.4 million of interest expense related to the 2017 Term Loan. During the nine months ended September 30, 2019 and 2018, interest expense was $1.2 million and $1.1 million, respectively.

10. Stockholders' Equity
Private Placement
On August 19, 2019, the Company sold 3,178,174 shares of its common stock pursuant to a stock purchase agreement (the "2019 Private Placement") to individual investors, including certain executive officers and members of the board of directors of the Company for aggregate net proceeds of approximately $5.7 million, after deducting transaction costs, at a purchase price equal to $1.81 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Global Market on August 19, 2019. The shares in the 2019 Private Placement were issued as “restricted securities” (as defined in Rule 144 of the Securities Act) and carry no registration rights that require or permit the filing of any registration statement.
2019 Public Offering
On January 25, 2019, the Company completed an underwritten public offering (the “2019 Follow-On”) of 20,000,000 shares of its common stock at a public offering price of $1.50 per share. On January 29, 2019, an additional 2,188,706 shares were sold at a public offering price of $1.50 per share pursuant to the underwriters’ exercise of an over allotment option. The total net proceeds from the offering were $30.9 million, after deducting underwriting discounts, transaction costs and commissions.
2017 Shelf Registration Statement
On August 10, 2017, the Company filed a universal shelf registration statement on Form S-3 with the SEC to sell an aggregate amount of up to $200.0 million of certain of our securities. The shelf registration statement was declared effective by the SEC on August 28, 2017.
“At-the-Market” Offering
Concurrent with the filing of the shelf registration statement, the Company entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an "at-the-market" offering.
Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company intends to use the proceeds from the offering for working capital and other general corporate purposes. The Company may suspend or terminate the Sales Agreement at any time.
During the three months ended June 30, 2019, the Company sold 164,926 shares of its common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $0.4 million, after deducting commissions and other transaction costs. There were no sales made under the Sale Agreement during three months ended September 30, 2019.
PIPE Financing
On June 26, 2017, the Company entered into a securities purchase agreement (the "Institutional Purchase Agreement") with a select group of institutional investors (the “Institutional Investors”) and a securities purchase agreement with Timothy A. Springer, Ph.D., a member of the board of directors (the "Springer Purchase Agreement") for a private placement of the Company's securities (the "2017 PIPE"). The closing of the 2017 PIPE occurred on June 27, 2017.
Pursuant to the Institutional Purchase Agreement, the Company sold an aggregate of 2,750,000 shares of its common stock at a purchase price equal to $16.00 per share. Pursuant to the Springer Purchase Agreement, the Company sold to Dr. Springer an aggregate of 338,791 shares of common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Global Market on June 23, 2017, and warrants to purchase up to 79,130 shares of common stock (“Warrant Shares”), exercisable at $17.71 per Warrant Share, and with a term of five years. The purchase price for each warrant was equal to $0.125 for each Warrant Share, consistent with Nasdaq Global Market requirements for an “at the market” offering. Under the terms of the Common Stock Purchase Warrant, the warrants can be settled in unregistered shares. The Warrant Shares qualify for equity classification. The fair value of the allocated proceeds was determined on the relative fair value basis.
After deducting for placement agent fees and offering expenses, the aggregate net proceeds from the 2017 PIPE were approximately $47.1 million.
On June 27, 2017, in connection with the 2017 PIPE, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Institutional Investors and Dr. Springer. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC within 20 days after the closing of the 2017 PIPE for purposes of registering the resale of the shares of common stock issued and sold in the 2017 PIPE (the “Shares”), the Warrant Shares, and any shares of common stock issued as a dividend or other distribution with respect to the Shares or Warrant Shares. The 2017 PIPE registration statement was declared effective by the SEC on July 21, 2017.
The Company agreed to indemnify the Institutional Investors and Dr. Springer, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and to pay all fees and expenses (excluding any legal fees of the selling holder(s), and any underwriting discounts and selling commissions) incident to the Company’s obligations under the Registration Rights Agreement.
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
Common Stock
As of September 30, 2019, the Company had 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 48,196,387 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends

The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through September 30, 2019, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Period ending
	September 30, 2019	December 31, 2018
Exercise of common warrants	95,619	95,619
Shares available for future stock incentive awards	3,207,042	1,586,925
Unvested restricted stock units	225,000	175,000
Outstanding common stock options	5,354,645	4,093,979
Total	8,882,306	5,951,523

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
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016. The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash-based awards as determined by the Board. Shares subject to awards that are granted under the 2016 Plan and that expire, lapse or terminate are available for future grants under the 2016 Plan. At inception of the 2016 Plan, a total of 1,210,256 shares of common stock were authorized for future issuance under the 2016 Plan. The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. During the nine months ended September 30, 2019 and 2018, the number of shares of common stock that may be issued under the 2016 Plan was increased by 898,871 shares and 893,730 shares, respectively. As of September 30, 2019, 1,709,636 shares remain available for future issuance under the 2016 Plan.
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
The Company’s 2018 Employment Inducement Incentive Award Plan (the “Inducement Incentive Award Plan”), which was adopted by the Board on September 25, 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"), provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock or cash based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Incentive Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or an employee who is being rehired following a bona fide period of non-employment by the Company, as a material inducement to the employee’s entering into employment with the Company. The Company reserved 1,175,000 shares of its common stock for issuance under the Inducement Incentive Award Plan. On March 25, 2019, the Board approved the amendment and restatement of the Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of September 30, 2019, there are 750,000 shares available for future grant under the Inducement Incentive Award Plan.
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
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.14%	2.82%
Dividend yield	—	—
Expected term	6.05	6.04
Expected volatility	87.79%	85.45%
Weighted-average fair value of common stock	$2.17	$12.38

The weighted average grant date fair value of stock options granted to employees during the nine months ended September 30, 2019 and 2018 was $1.60 and $9.03, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $0.1 million and $0.4 million, respectively.
As of September 30, 2019, total unrecognized compensation expense related to unvested employee stock options was $9.1 million, which is expected to be recognized over a weighted average period of 2.8 years.
The estimated grant date fair values of non-employee stock option awards granted under the 2016 Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.07%	2.70%
Dividend yield	—	—
Expected life (in years)	5.49	5.85
Expected volatility	88.46%	85.95%

The weighted average grant date fair value of stock options granted to non-employees during the nine months ended September 30, 2019 and 2018 was $1.46 and $8.71, respectively.
As of September 30, 2019, total unrecognized compensation expense related to unvested non‑employee stock options was $0.8 million, which is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes the activity under the 2008 Plan, 2016 Plan, and Inducement Incentive Award Plan:

			Weighted‑average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee Awards
Outstanding at December 31, 2018	3,681,575	$9.49	7.77	$300
Granted	2,389,255	$2.17
Exercised	(125,600)	$1.20
Forfeited	(1,040,169)	$9.99
Outstanding at September 30, 2019	4,905,061	$6.03	8.62	$94

Vested at September 30, 2019	1,180,429	$10.72	6.49	$57
Vested and expected to vest at September 30, 2019	4,551,446	$6.23	8.55	$87

Non‑Employee Awards
Outstanding at December 31, 2018	412,404	$6.44	6.42	$28
Granted	50,000	$2.04
Exercised	—	$—
Forfeited	(12,820)	$0.47
Outstanding at September 30, 2019	449,584	$6.12	6.29	$—

Vested at September 30, 2019	266,736	$5.72	4.37	$—
Vested and expected to vest at September 30, 2019	449,584	$6.12	6.29	$—

Restricted Stock Units
During the first quarter of 2019, the Company awarded 100,000 restricted stock units under the Inducement Incentive Award Plan, of which 50,000 were determined to be granted and 50,000 were reserved for issuance consistent with ASC 718. The granted restricted stock units had a fair value of $2.29 per share based on the closing price of the Company’s common stock on the date of grant. These restricted stock units were valued at approximately $0.1 million, and will vest on the date an applicable performance condition is achieved on or prior to December 31, 2020. If the performance condition is not satisfied on or prior to December 31, 2020, the restricted stock units will be forfeited for no consideration.
The reserved 50,000 restricted stock units did not have defined performance criteria until August 6, 2019, at which time, were both granted and vested. These restricted stock units had a fair value of $1.65 per share. The restricted stock units were valued at approximately $0.1 million and fully expensed as of September 30, 2019.
Unrecognized compensation expense is $0.9 million as of September 30, 2019, which is expected to be recognized over a weighted average period of 3.0 years.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Unvested at December 31, 2018	175,000	$6.03
Granted	100,000	1.97
Vested	50,000	1.65
Forfeited	—	—
Unvested at September 30, 2019	225,000	$5.20

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
At inception of the ESPP, a total of 173,076 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the nine months ended September 30, 2019 and 2018, the number of shares of common stock that may be issued under the ESPP was increased by 224,717 shares and 223,432 shares, respectively. During the nine months ended September 30, 2019, the Company issued 17,205 shares of common stock under the ESPP. As of September 30, 2019, 747,406 shares remain available for future issuance under the ESPP.
For each of the nine months ended September 30, 2019 and 2018, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.
The Company recorded stock-based compensation expense related to stock option awards, restricted stock units and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$504	$709	$1,468	$1,842
General and administrative	799	776	2,266	2,082
Total stock-based compensation expense	$1,303	$1,485	$3,734	$3,924

12. Revenue Arrangements
Spark Therapeutics, Inc.
Spark License Agreement
In December 2016, the Company entered into a License and Option Agreement (“Spark License Agreement”) with Spark Therapeutics, Inc. (“Spark”) pursuant to which the Company and Spark agreed to collaborate on the development of gene therapies for certain targets utilizing the ImmTOR technology. The Spark License Agreement provides Spark with certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property, allowing Spark to develop and commercialize gene therapies in combination with ImmTOR for an initial identified target.
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

The First Acquisition Rights and Second Acquisition Rights are collectively referred to herein as the “Acquisition Rights”.
In connection with the Spark License Agreement and Spark Purchase Agreement, the Company has made contractual payments defined in the MIT license agreement (see Note 14) totaling $2.2 million for the MIT sub-license provided to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement.
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
The Company identified the following promises at the inception of the agreement: (1) certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property and a license to conduct certain research activities under the collaboration, (the "License Obligation"), (2) options to research, develop and commercialize gene therapies utilizing the ImmTOR technology for up to four additional target therapy options, (the "Option Obligation"), (3) manufactured supply of preclinical and clinical ImmTOR, (the "Supply Obligation") at a discount, and (4) option to purchase manufactured supply of commercial ImmTOR, (the "Commercial Supply Obligation") at fair value. In consideration for these promises, the Company received an upfront payment of $15.0 million. In addition, the Company is eligible to receive additional payments of up to $35.0 million based on the achievement by Spark of future specified development milestones, up to $30.0 million based on the achievement by Spark of future specified regulatory milestones, up to $110.0 million based on the achievement by Spark of future specified commercial milestones, and up to $255.0 million based on the achievement by Spark of future specified sales milestones. The Company will also be eligible to receive tiered royalty payments that reach low double-digits based on future net sales for the duration of the royalty term.
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
In determining the transaction price, the Company considered the future development milestones, regulatory milestones, commercial milestones, sales milestone, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Spark, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property granted to Spark and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of September 30, 2019, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
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
The Company recognized other assets of $2.6 million related to the incremental costs relating to the payments to MIT that would not have been incurred if the contract with Spark had not been obtained. Under the Company's existing license agreement with MIT (see Note 14), in the event the Company sublicenses the MIT patents to a third party, it will be required to remit to MIT a percentage (ranging from 10% to 30%) of sublicense income. The Company concluded that the payments made to MIT were analogous to sales commissions and represented the cost to obtain a contract, which were evaluated under ASC 340-40-25-1. Such amounts were capitalized as they were both incremental and recoverable. However, upon further review, the Company noted that the amounts paid to MIT represent the cost to fulfill a contract rather than a cost to obtain a contract as they represent the costs that were incurred in order to fulfill their supply obligations under the Spark License Agreement. Therefore, the incremental payments to MIT represent part of the cost to fulfill the contract. When determining the appropriate accounting guidance for the costs to fulfill a customer contract, ASC 340-40-25-6 indicates that any other applicable literature should be considered first. Since the intellectual property is being used exclusively for research and development, the accounting for the MIT costs were previously accounted for under ASC 730-10. Since all of the payments to MIT related to the underlying intellectual property, that does not have alternative future use, such amounts should not have been capitalized, and instead remained recorded as research and development expense.
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
During the nine months ended September 30, 2019, there were two deliveries resulting in less than $0.1 million of revenue recognized. No revenue related to the Spark License Agreement was recognized during the twelve months ended December 31, 2018.

As of September 30, 2019, there was a contract liability of $15.9 million representing deferred revenue associated with this agreement. A total of $1.0 million is presented as current and $14.9 million is presented as noncurrent in the accompanying consolidated balance sheet. As of December 31, 2018, there was $14.7 million of deferred revenue related to this agreement.
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
On June 5, 2019, the term of the Reimbursement Period under the Letter Agreement expired. As of September 30, 2019, the Company updated its estimate of variable consideration included in the transaction price to include $1.2 million of unpaid reimbursements to Spark. As of September 30, 2019, the transaction price totaled $18.3 million, consisting of $11.6 million allocated to the Combined License and Supply Obligation and $6.7 million allocated to the discount on the Option Obligation ($1.7 million for each option).
Skolkovo Foundation
The Company has received grant funding from the Russia-based Development Fund of New Technologies Development and Commercialization Center ("Skolkovo"). From grant inception through September 30, 2019, the Company received $2.0 million from Skolkovo.
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

As of September 30, 2019, a contract liability of $0.1 million remains on the balance sheet and will not be recognized as revenue until the expiration of the three-year audit period, expected April 2021, or sooner, if resolution is reached with Skolkovo or there is a change in the estimate.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.3 million. The Company expects to recognize revenue on approximately 8.8% of the remaining performance obligations over the next 12 months.
Contract Balances from Contracts with Customers
The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2019 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period
Nine Months Ended September 30, 2019
Contract liabilities:
Deferred revenue	$14,777	$1,250	$(23)	$16,004
Other liabilities	2,126	—	(2,126)	—
Total contract liabilities	$16,903	$1,250	$(2,149)	$16,004

13. Related‑Party Transactions
In August 2019, the Company completed the 2019 Private Placement (as described in Note 10). The following table sets forth the number of shares of common stock purchased in the 2019 Private Placement by executive officers and members of the board of directors of the Company (and related parties thereto) and holders of more than 5% of the Company’s common stock.

Name	Shares of Common Stock Purchased	Total Purchase Price
Timothy A. Springer, Ph.D.	1,600,000	$2,896,000.00
TAS Partners, LLC (affiliate of Timothy A. Springer, Ph.D.	1,100,000	$1,991,000.00
Elona Kogan, J.D.	82,872	$149,998.32
Patrick Zenner	55,248	$99,998.88
Takashi Kei Kishimoto, Ph.D.	50,000	$90,500.00
Carsten Brunn, Ph.D.	41,436	$74,999.16
Scott D. Myers	41,436	$74,999.16
Stephen Smolinski	13,812	$24,999.72

In January 2019, the Company completed the 2019 Follow-On (as described in Note 10). The following table sets forth the number of shares of common stock purchased in the 2019 Follow-On by members of the board of directors of the Company (and related parties thereto) and holders of more than 5% of the Company’s common stock:

Name	Shares of Common Stock Purchased	Total Purchase Price
Timothy A. Springer, Ph.D.	4,000,000	$6,000,000.00
Entities affiliated with NanoDimension	1,666,666	$2,499,999.00
Entities affiliated with OrbiMed Advisors	1,333,333	$1,999,999.50
Entities affiliated with Polaris	666,666	$999,999.00
SAF-BND Trust (affiliate of Omid Farokhzad, M.D.)	83,333	$124,999.50
Chafen Lu (Timothy A. Springer’s wife)	66,666	$99,999.00
Jed Springer (Timothy A. Springer’s brother)	1,000	$1,500.00

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
The Company incurred expenses for consulting services provided by its founders during the three months ended September 30, 2019 and 2018 totaling $0.1 million and $0.1 million, respectively, and $0.4 million and $0.3 million during the nine months ended September 30, 2019 and 2018, respectively.
14. Collaboration and License Agreements
Asklepios Biopharmaceutical, Inc.
On August 6, 2019, the Company entered into a Feasibility Study and License Agreement with Asklepios Biopharmaceutical, Inc. (“AskBio”), which is referred to as the AskBio License. Pursuant to the AskBio License, the Company and AskBio agreed to license intellectual property rights to each other as part of a collaboration to research, develop, and commercialize certain adeno-associated virus (“AAV”) gene therapy products utilizing the Company’s ImmTOR technology to enable re-dosing of such AAV gene therapy products to treat serious rare and orphan genetic diseases for which there is a significant unmet medical need.
Pursuant to the AskBio License, the Company and AskBio agreed to conduct proof of concept studies to potentially validate the use of ImmTOR in conjunction with AAV for the treatment of methylmalonic acidemia (“MMA”), based on the Company’s product candidate SEL-302, to mitigate the formation of neutralizing anti-AAV capsid antibodies (the “POC Studies”). If the POC Studies are successful, or the parties otherwise elect to do so, the parties will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. If the POC Studies fail to demonstrate a proof of concept, and the parties do not mutually agree in writing to proceed with the collaboration, the AskBio License will expire.
The Company and AskBio will share responsibility for the research, development and commercialization of products developed under this collaboration. The parties will also share research, development and commercialization costs equally for all collaboration products, but with a right of either party to opt out of certain products, and thereby no longer be required to share costs for such products. Each party will receive a percentage of net profits for each product sold under the collaboration equal to the percentage of shared costs borne by such party in the development of such product. Pursuant to the AskBio License, AskBio is responsible for manufacturing the AAV capsids and AAV vectors and the Company is responsible for manufacturing ImmTOR.
The AskBio License is considered to be within the scope of ASC 808, as both parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company evaluated the terms of the AskBio License and have identified the following promises in the arrangement (1) conducting research and development activities to develop and commercialize products under the collaboration, (the “R&D Services”), (2) granting a non-exclusive, non-transferable, royalty-free, fully paid up, worldwide license to certain intellectual property of the Company, (the “IP Rights”) for the purpose of performing the POC Studies, (the “Research License”), (3) granting an exclusive, nontransferable, worldwide license to the IP Rights for use in certain indications (the” Collaboration License”), (4) providing manufactured supply of preclinical and clinical ImmTOR, (the “Manufactured Supply”), (5) participation on identified steering committees responsible for the oversight of the collaboration, (the “JSC Participation”), and (6) granting an exclusive option to obtain a license under the IP Rights to research, develop and commercialize Licensed Products. The Company determined that the R&D Services, Research License, Collaboration License, Manufactured Supply, and JSC Participation were not capable of being distinct, and therefore must be combined into a single performance obligation. Therefore, promises (1) through (5) identified above were combined into a single performance obligation. Furthermore, the Company evaluated the Option Agreement and determined that it does not provide AskBio with a material right under ASC 606 as the option was not priced at a discount. The Company noted that AskBio did not meet the definition of a customer within the scope of ASC 606 for any distinct performance obligations as the Company concluded that such items were not an output of the Company’s ordinary activities. As such, the Company determined that the entire arrangement would be accounted for within the scope of ASC 808.
In accordance with ASC 808, collaboration expenses are recognized within R&D expense and selling, general and administrative expense on our condensed consolidated statements of operations. For the nine months ended September 30, 2019, the Company did not recognize any collaboration expense under the AskBio License.
Under certain collaborative arrangements, the Company is entitled to reimbursement of certain R&D expense. Activities under collaborative arrangements for which the Company is entitled to reimbursement are considered to be collaborative activities under the scope of ASC 808. For these units of account, the Company does not analogize to ASC 606 or recognize revenue. Rather, the Company analogizes to the guidance in ASC 730, which requires that reimbursements from counterparties be recognized as an offset to the related costs. In accordance with ASC 730, the Company records reimbursement payments received from collaboration partners as reductions to R&D expense.
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
As of September 30, 2019, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the nine months ended September 30, 2019.
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
Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc.
In May 2016, the Company entered into a license agreement with the Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc. (collectively, “MEE”), which is referred to as the MEE License. On September 16, 2019, in accordance with the terms of the MEE License, the Company notified MEE of its intention to terminate the MEE License, effective December 15, 2019. Through September 30, 2019, the Company paid a total of $0.4 million in license fees due under the MEE License. License fees less than $0.1 million are accrued under the MEE License as of September 30, 2019.
15. Income Taxes
The Company provides for income taxes under ASC 740. Under ASC 740, the Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. For the three and nine months ended September 30, 2019 and 2018, the Company did not record a current or deferred income tax expense or benefit.
The Company has provided a full valuation allowance against its net deferred tax assets, as the Company believes that it is more likely than not that the deferred tax assets will not be realized.
During the third quarter of 2019, the Company completed a Section 382 study, noting that an ownership change has not occurred since November 2011, therefore, the deferred tax assets related to the federal and Massachusetts net operating losses and credit carryforwards are not currently limited. However, utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code due to ownership change limitations that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.
The Company applies ASC 740 to uncertain tax positions. As of the adoption date of January 1, 2010 and through September 30, 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations.
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
16. Defined Contribution Plan
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended September 30, 2019 and 2018, and $0.1 million and $0.2 million during each of the nine months ended September 30, 2019 and 2018, respectively.
17. Commitments and Contingencies
As of September 30, 2019, the Company had operating lease agreements for offices in Watertown, MA. See Note 8 for additional information regarding the Company's leases.
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

Our Current Programs
Chronic Refractory Gout
Our lead product candidate, SEL-212, is designed to be a monthly treatment for chronic refractory gout, a debilitating rare disease with an unmet medical need. SEL-212 consists of a combination of our ImmTOR technology co-administered with pegadricase. Pegadricase is an investigational recombinant pegylated uricase (urate oxidase), an enzyme not naturally found in humans, and is therefore highly immunogenic. This enzyme is designed to treat patients with symptomatic gout, refractory to standard uric acid lowering treatment, by breaking down the excess uric acid to the more soluble allantoin. In preclinical studies, we observed that ImmTOR, when co-administered with pegadricase, induced antigen-specific immune tolerance to pegadricase and substantially reduced the formation of associated ADAs. Based on our Phase 1/2 clinical data, we believe that SEL-212 has the potential to control serum uric acid levels and mitigate the formation of ADAs in response to the therapeutic enzyme.
Our Phase 1 data demonstrated that ImmTOR mitigated the formation of ADAs against pegadricase in a dose-dependent manner after a single dose of SEL-212. In our Phase 2 trial, ImmTOR inhibited the formation of ADAs in the majority of patients with up to five monthly doses, resulting in sustained reduction of SUA levels. We also observed a lower-than-expected rate of gout flares in the first months after initiation of SEL-212 treatment, with further reductions observed in months three to five. SEL-212, if successfully developed and approved, has the potential to offer a unique treatment for patients with chronic refractory gout, including reduced immunogenicity, improved efficacy, and monthly dosing compared to other FDA-approved treatments, and provide clinical evidence supporting the utility of our ImmTOR technology in providing patients with antigenic specific tolerance.
In March 2019, we initiated a Phase 2 head-to-head clinical trial of SEL-212 (COMPARE), in which SEL-212 is being compared against the current FDA-approved therapy for chronic refractory gout, KRYSTEXXA®, in multiple clinical sites in the United States. The COMPARE trial is expected to enroll approximately 150 patients and is designed to compare the efficacy and safety of SEL-212 to KRYSTEXXA in adult patients with chronic refractory gout. The primary endpoint is the comparison of maintenance of serum uric acid (SUA) of < 6 mg/dl at six months of treatment with either SEL-212 or KRYSTEXXA. We plan to release interim data from the COMPARE trial in the first quarter of 2020 and to provide six-month top-line statistical superiority data by mid-2020. Based on the feedback we expect to receive from the FDA in January 2020 regarding the planned Phase 3 clinical trial and financial considerations, planning for the Phase 3 clinical trial of SEL-212 is expected to continue into 2020.
We expect our clinical and marketing strategy for SEL-212 to focus on the unmet medical need in the estimated 160,000 patients in the United States with chronic refractory gout who are being treated by rheumatologists.
Gene Therapy
In August 2019, we entered into a feasibility study and license agreement with Asklepios Biopharmaceutical, Inc., or AskBio, pursuant to which we and AskBio will conduct proof of concept studies to potentially validate the use of our ImmTOR technology in conjunction with an AAV gene therapy to mitigate the formation of neutralizing anti-AAV capsid antibodies, which currently precludes redosing. The initial product candidate being developed under this collaboration is gene therapy for methylmalonic acidemia, or MMA, which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. We previously conducted preclinical studies for this product candidate based on SEL-302 and will leverage that previous work within the collaboration. If the proof of concept studies are successful, we will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. We plan to enter the clinic under this collaboration in 2020 but we will require additional external sources of capital to conduct the planned clinical program.
Our gene therapy product candidate, SEL-313, is being developed to treat ornithine transcarbamylase deficiency and is currently in preclinical development.
In September 2018, we announced a collaboration with CureCN, a European consortium, for the use of our ImmTOR technology in combination with an AAV gene therapy in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. We expect the CureCN consortium to obtain scientific advice from the German drug regulatory authority in the fourth quarter of 2019.

FINANCIAL OPERATIONS OVERVIEW
Financial Operations

To date, we have financed our operations primarily through the public offering and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We do not have any products approved for sale and have not generated any product sales. All of our revenue to date has been collaboration and grant revenue.
Since inception, we have incurred significant operating losses. We incurred net losses of $40.5 million and $50.7 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $320.9 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:

-	conduct additional clinical trials for SEL‑212;

-	continue the research and development of its other product candidates as well as product candidates that it may be developing jointly with collaboration partners;

-	seek to enhance its ImmTOR technology and discover and develop additional product candidates;

-	seek to enter into collaboration, licensing and other agreements, including, but not limited to research and development, and/or commercialization agreements;

-	seek regulatory approvals for any product candidates that successfully complete clinical trials;

-	potentially establish a sales, marketing and distribution infrastructure and scales‑up external manufacturing capabilities to commercialize any products for which it may obtain regulatory approval;

-	maintain, expand and protect our intellectual property portfolio, including through licensing arrangements; and

-
add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operations as a public company.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, license and collaboration agreements, and research grants. We may be unable to raise capital when needed or on reasonable terms, if at all, which would force us to delay, limit, reduce or terminate our product development or future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.
Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the ongoing head-to-head Phase 2 COMPARE trial against KRYSTEXXA® and additional capital to conduct the planned Phase 3 clinical program for SEL-212. Under the terms of our exclusive patent license agreement with the Massachusetts Institute of Technology, or the MIT License, MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specific date in the fourth quarter of 2019. We are currently in active discussions with MIT regarding an amendment to the MIT License to extend this obligation because we do not plan to initiate a trial before our expected meeting with the FDA in January 2020. We believe that we will come to agreement with MIT on an acceptable deferral of this obligation that would enable us to avoid a breach of the MIT License. However, if we are unable to reach an agreement with MIT regarding an acceptable amendment of the MIT License and if we are unable to cure the breach, there could be a material adverse effect on our business. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. For additional information, see “Liquidity and Capital Resources.”
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
We have incurred a total of $225.6 million in research and development expenses from inception through September 30, 2019, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine candidate, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
In connection with our intention to focus on advancing our ImmTOR platform, as stated in January 2019, we have ceased ongoing work on our immune stimulation programs SELA-070 and SEL-701, and currently do not have plans to move these programs forward or to perform any additional work on either of these programs.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses (key projects and initiatives):
SEL-212	$4,019	$5,742	$15,334	$17,634
SELA-070	—	661	46	1,760
Discovery and preclinical stage product candidate programs, collectively	211	919	511	2,109
Other internal research and development expenses	3,874	4,563	11,700	15,928
Total research and development expenses	$8,104	$11,885	$27,591	$37,431

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
Other income (expense)

Other income (expense) for each of the three and nine months ended September 30, 2019 and 2018 was de minimis.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. At each of September 30, 2019 and December 31, 2018, we maintained cash of $0.4 million in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue
During the three months ended September 30, 2019, and 2018, we recognized no revenue.
Research and development
The following is a comparison of research and development expenses for the three months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2019	2018	(decrease)
Research and development	$8,104	$11,885	$(3,781)	(32)%

During the three months ended September 30, 2019, our research and development expenses decreased by $3.8 million, or 32%, as compared to the same period in 2018. The decrease reflects the timing of expenses recognized for Selecta's head-to-head COMPARE study, in addition to reduced salaries and benefits resulting from the headcount reduction in early 2019, and the completion of work on prior programs.
General and administrative
The following is a comparison of general and administrative expenses for the three months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2019	2018	(decrease)
General and administrative	$3,690	$4,056	$(366)	(9)%

During the three months ended September 30, 2019, our general and administrative expenses decreased by $0.4 million, or 9%, as compared to the same period in 2018. The reduction in costs was primarily the result of reduced legal and professional fees.
Investment income
Investment income remained relatively unchanged during the three months ended September 30, 2019 as compared to 2018.
Foreign currency transaction gain (loss)
We recognized foreign currency gains of less than $0.1 million during each of the three months ended September 30, 2019 and 2018, reflecting minimal fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $0.4 million for each of the three months ended September 30, 2019 and 2018, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
Other income (expense) was de minimis for each of the three months ended September 30, 2019 and 2018.
Net Loss
Net loss for the three months ended September 30, 2019 was $12.0 million compared to $16.0 million for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue
During the nine months ended September 30, 2019, we recognized less than $0.1 million of revenue for two shipments under our collaboration agreement with Spark and no revenue for the same period in 2018.
Research and development
The following is a comparison of research and development expenses for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2019	2018	(decrease)
Research and development	$27,591	$37,431	$(9,840)	(26)%

During the nine months ended September 30, 2019, our research and development expenses decreased by $9.8 million, or 26%, as compared to the same period in 2018. The decrease reflects the timing of expenses recognized for Selecta's head-to-head COMPARE study, in addition to reduced salaries and benefits resulting from the headcount reduction in early 2019, and the completion of work on prior programs.
General and administrative
The following is a comparison of general and administrative expenses for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2019	2018	(decrease)
General and administrative	$12,317	$13,092	$(775)	(6)%

During the nine months ended September 30, 2019, our general and administrative expenses decreased by $0.8 million, or 6%, as compared to the same period in 2018. The reduction in costs was primarily the result of reduced legal and professional fees.
Investment income
Investment income remained relatively unchanged during the nine months ended September 30, 2019 as compared to the same period in 2018.
Foreign currency transaction gain (loss)
We recognized foreign currency losses of less than $0.1 million and gains of less than $0.1 million during the nine months ended September 30, 2019 and 2018, respectively, reflecting little fluctuation of the U.S. dollar to the Russian ruble from the beginning to the end of each period.
Interest expense
Interest expense was $1.2 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Other income (expense)
Other income (expense) was de minimis for each of the nine months ended September 30, 2019 and 2018.
Net Loss
Net loss for the nine months ended September 30, 2019 was $40.5 million compared to $50.7 million for the nine months ended September 30, 2018.

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
From our inception through September 30, 2019, we have raised an aggregate of $347.8 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $25.3 million from borrowings under our credit facility, $44.3 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering in June 2016 and the underwriters' exercise in part of their option to purchase additional shares of our common stock in July 2016, $47.1 million in combined net proceeds from a private placement of our common stock in June 2017, $30.9 million from an underwritten follow-on offering of our common stock in January 2019, $0.4 million in net proceeds from an "at-the-market" offering of our common stock in May 2019 and $5.7 million from a private placement of our common stock in August 2019.
On August 10, 2017, we entered into an open market sale agreement with Jefferies LLC, as sales agent, or the Sales Agreement, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in an "at-the market" offering. During the three months ended June 30, 2019, the Company sold 164,926 shares of its common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $0.4 million, after deducting commissions and other transaction costs. There were no sales made under the Sales Agreement during the three months ended September 30, 2019.
On January 25, 2019, we completed a public offering of 20,000,000 shares of our common stock at a public offering price of $1.50 per share. On January 29, 2019, an additional 2,188,706 shares were sold at a public offering price of $1.50 per share. The total net proceeds from the offering were $30.9 million, after deducting underwriting discounts and commissions.
On August 19, 2019, we sold 3,178,174 shares of its common stock pursuant to a Stock Purchase Agreement to individual investors, including certain of our executive officers and members of our board of directors for aggregate net proceeds of approximately $5.7 million, after deducting transaction costs.
As of September 30, 2019, our cash, cash equivalents, and restricted cash were $35.9 million, of which $0.4 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
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
As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $320.9 million and $280.4 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
Management is exploring various sources of funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan does not provide sufficient funding to complete the COMPARE trial, or to commence the planned Phase 3 clinical program for SEL-212. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the ongoing head-to-head Phase 2 COMPARE trial against KRYSTEXXA® and additional capital to conduct the planned Phase 3 clinical program for SEL-212. If we are unable to raise sufficient capital, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Under the terms of our exclusive patent license agreement with the Massachusetts Institute of Technology, or the MIT License, MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specific date in the fourth quarter of 2019. We are currently in active discussions with MIT regarding an amendment to the MIT License to extend this obligation because we do not plan to initiate a trial before our expected meeting with the FDA in January 2020. We believe that we will come to agreement with MIT on an acceptable deferral of this obligation that would enable us to avoid a breach of the MIT License. However, if we are unable to reach an agreement with MIT regarding an acceptable amendment of the MIT License and if we are unable to cure the breach, there could be a material adverse effect on our business. Because of the uncertainty in securing additional capital and the insufficient amount of cash and short-term investments at September 30, 2019, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
Our future capital requirements will depend on many factors, including:

-	the scope, progress, results and costs of our clinical trials of SEL-212;

-	the number of product candidates that we pursue;

-	our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;

-	the cost of manufacturing clinical supplies of our product candidates;

-	our headcount growth and associated costs;

-	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

-	the costs, timing and outcome of regulatory review of our product candidates;

-	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

-	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

-	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

-	the effect of competing technological and market developments; and

-	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

Summary of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash provided by (used in):
Operating activities	$(38,559)	$(46,413)
Investing activities	238	25,646
Financing activities	36,507	617
Effect of exchange rate changes on cash	24	(113)
Net change in cash, cash equivalents, and restricted cash	$(1,790)	$(20,263)
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2019 was $38.6 million compared to $46.4 million in the same period in 2018, a decrease of $7.9 million. The decrease in net cash used in operating activities was primarily due to a $10.2 million decrease in recorded net loss for the nine months ended September 30, 2019, and a decrease of $6.9 million in prepaid expenses, which were offset by an increase of $8.8 million in accrued expenses.
Investing activities
Net cash provided by investing activities for the nine months ended September 30, 2019 was $0.2 million compared to net cash provided from investing activities of $25.6 million in the same period in 2018. The net cash provided by investing activities in 2019 was the result of purchases of short-term investments of $18.2 million, offset by $16.4 million of maturities and $2.0 million of sales of short term investments.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2019 was $36.5 million compared to $0.6 million in the same period in 2018. The net cash provided by financing activities in 2019 was the result of $30.9 million in net proceeds from an underwritten follow-on offering of our common stock in January 2019 and $5.7 million net proceeds from a private placement offering in August 2019, offset by $0.7 million principal payment on outstanding debt.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.
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
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Spark (see Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
Collaboration and Grant Revenue: We currently generate our revenue through grants, collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. Grants and license agreements with customers are accounted for in accordance with ASC 606. We analyze collaboration arrangements by first assessing whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808) and evaluate whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. Collaboration agreements with customers that are not within the scope of ASC 808 are accounted for in accordance with ASC 606. To the extent the collaboration agreement is within the scope of ASC 808, we also assess whether any aspects of the agreement are within the scope of other accounting literature (specifically ASC 606). We early adopted ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which provides guidance on evaluating certain transactions between collaborative arrangement participants. If we conclude that some or all aspects of the agreement are distinct and represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC 606. We recognize the shared costs incurred that are not within the scope of other accounting literature as a component of the related expense in the period incurred by analogy to ASC 730 and record reimbursements from counterparties as an offset to the related costs. In determining the appropriate amount of revenue to be recognized as it fulfills our obligations under the agreements in accordance with ASC 606, we perform the five steps above. As part of the accounting for the arrangement, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.
The terms of our arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost-sharing of R&D expenses; and (v) profit/loss sharing arising from co-promotion arrangements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2019 and December 31, 2018, we had cash, cash equivalents and restricted cash of $35.9 million and $37.7 million, respectively, consisting of non‑interest and interest‑bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.

In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. At September 30, 2019, we held cash and cash equivalents totaling $0.4 million in Russian banks to support our Russian subsidiary, all of which were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses in every year. Our net loss was $40.5 million for the nine months ended September 30, 2019 and $65.3 million for each of the years ended December 31, 2018 and 2017, respectively. As of September 30, 2019, we had an accumulated deficit of $320.9 million. To date, we have financed our operations primarily through the public offering and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our ImmTOR technology, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of our product candidates, and we have not completed development of any ImmTOR-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:

-	conduct additional clinical trials of SEL‑212, our lead product candidate;

-	continue the research and development of our other product candidates;

-	seek to enhance our ImmTOR technology and discover and develop additional product candidates;

-	seek to maintain and enter into collaboration, licensing and other agreements, including, but not limited to research and development, and/or commercialization agreements;

-	seek regulatory approvals for any product candidates that successfully complete clinical trials;

-	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

-	maintain, expand and protect our intellectual property portfolio, including through licensing arrangements;

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
We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our clinical trials of SEL‑212, continue to develop our gene therapy program, including our collaboration with AskBio, and continue research and development for our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding to continue operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our clinical trials, our other research and development programs or any future commercialization efforts.
We believe that our existing cash, cash equivalents, investments, and restricted cash as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020. The current operating plan does not provide sufficient funding to complete the COMPARE trial, or to commence the planned Phase 3 clinical program for SEL-212. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the ongoing head-to-head Phase 2 COMPARE trial against KRYSTEXXA® and additional capital to conduct the planned Phase 3 clinical program for SEL-212. Under the terms of our exclusive patent license agreement with the Massachusetts Institute of Technology, or the MIT License, MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specific date in the fourth quarter of 2019. We are currently in active discussions with MIT regarding an amendment to the MIT License to extend this obligation because we do not plan to initiate a trial before our expected meeting with the FDA in January 2020. We believe that we will come to agreement with MIT on an acceptable deferral of this obligation that would enable us to avoid a breach of the MIT License. However, if we are unable to reach an agreement with MIT regarding an acceptable amendment of the MIT License and if we are unable to cure the breach, there could be a material adverse effect on our business. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
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
As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $320.9 million and $280.4 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of filing this Quarterly Report on Form 10-Q.
We are exploring various sources of funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or, grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The current operating plan does not provide sufficient funding to complete the COMPARE trial, or to commence the planned Phase 3 clinical program for SEL-212. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the ongoing head-to-head Phase 2 COMPARE trial against KRYSTEXXA® and additional capital to conduct the planned Phase 3 clinical program for SEL-212. If we are unable to raise sufficient capital, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the company.
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
All of our product candidates are derived from our ImmTOR technology, which is an unproven approach to induce antigen‑specific immune tolerance and to mitigate the immunogenicity of biologic therapies currently being implemented to treat patients. We are primarily developing our ImmTOR technology to improve and enable activity in biologics that are designed to treat rare and serious diseases, with an initial focus on developing SEL‑212 for the treatment of chronic refractory gout. We are also leveraging our ImmTOR platform to pursue programs in additional therapeutic areas with a focus on gene therapy.
We are developing two gene therapy product candidates for rare inborn errors of metabolism. Our lead gene therapy program, known as SEL-302, is a potential gene therapy product candidate for MMA. In August 2019, we entered into a feasibility study and license agreement with AskBio, pursuant to which we and AskBio agreed to conduct proof of concept studies to potentially validate the use of our ImmTOR technology in conjunction with an AAV gene therapy for the treatment of MMA, based on SEL-302, to mitigate the formation of neutralizing anti-AAV capsid antibodies. If the proof of concept studies are successful, we will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. Our second gene therapy product candidate, known as SEL-313, is being developed to treat ornithine transcarbamylase deficiency. In September 2018, we announced a collaboration with CureCN, a European consortium, for the use of our ImmTOR technology in combination with an AAV gene therapy in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. We expect the CureCN consortium to obtain scientific advice from the German drug regulatory authority in the fourth quarter of 2019.

We are at an early stage of development and our technology has not yet led to, and may never lead to, approvable or marketable drugs. We may have problems identifying new product candidates and applying our technologies to these other areas. Even if we are successful in identifying new product candidates, they may not be suitable for clinical development, including as a result of harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:

-	design, initiation and completion of preclinical studies and clinical trials with positive results;

-	reliance on third parties (including but not limited to collaborators, licensees, clinical research organizations and contract manufacturing organizations);

-	receipt of marketing approvals from applicable regulatory authorities;

-	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

-	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities, or establishing such capabilities ourselves;

-	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

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

-
the FDA or other regulatory agencies may lack experience in evaluating the efficacy and safety of products based on ImmTOR or a biologic sourced from China or other jurisdictions, which could result in a longer‑than‑expected regulatory review process, increase our expected development costs or delay or prevent commercialization of our product candidates; and

-
in the event of a biologics license application, or BLA, for SEL‑212 or another product and a pre‑approval inspection by the FDA of the facilities of Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio, or any other third party manufacturers we may use, the FDA may not approve the facility for production or may make observations that will take significant time for 3SBio or such other manufacturer to address.

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
The regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates, and we cannot predict how long it will take or how much it will cost to complete clinical developments and obtain regulatory approvals for a gene therapy product candidate in either the United States or the European Union or how long it will take to commercialize a gene therapy product candidate, if and when approved. Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and the requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.
Additionally, under the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.
A similar framework is in place in the European Union, or the EU. The European Medicines Agency, or the EMA, has a Committee for Advanced Therapies, or CAT, that is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly, complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.
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
As we advance any gene therapy product candidates, we will be required to consult with various regulatory authorities, and we must comply with applicable laws, rules, and regulations, which may change from time to time including during the course of development of our product candidates. If we fail to do so, we may be required to delay or discontinue the clinical development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Even if we comply with applicable laws, rules, and regulations, and even if we maintain close coordination with the applicable regulatory authorities with oversight over our product candidates, our development programs may fail to succeed. Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application as deficient or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market would materially and adversely affect our business, financial condition, results of operations and prospects.
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Our lead product candidate, SEL-212, was evaluated in a Phase 2 clinical program that was initiated in October 2016 and the final patient's last visit occurred in January 2019. In March 2019, we initiated COMPARE, a Phase 2 clinical trial designed to directly compare the safety, efficacy and tolerability of SEL-212 to the currently FDA-approved uricase therapy, KRYSTEXXA, for the treatment of patients with refractory gout. We are preparing for the start of a pivotal Phase 3 program for SEL-212.
In May 2017 we licensed LMB-100, a potent immunotoxin, from the National Cancer Institute (NCI) and a Phase 1 clinical trial of LMB-100 plus ImmTOR (SEL-403) initiated in March 2018 by NCI in patients with malignant pleural or peritoneal mesothelioma who had undergone at least one regimen of chemotherapy under a Cooperative Research and Development Agreement (CRADA) between the NCI and the Company. In October 2018, the NCI informed the Company of a Grade 5 Serious Adverse Event (patient death) in this clinical trial related to pneumonitis, which was deemed by the trial investigator to be probably related to SVP-Rapamycin and possibly related to the patient’s pleural mesothelioma condition. This patient had received previous therapies, including two courses of radiation therapy and three different immune check point inhibitors, which have been reported to be associated with pneumonitis. However, the possible relationship to SVP-Rapamycin could not be excluded. Pneumonitis has been reported in patients receiving daily oral rapamycin. In addition, a Serious Adverse Event (pericardial effusion) was seen in one of the other three patients dosed in the SEL-403 clinical trial. Pericardial effusion can also be a side effect of immunotoxin therapies targeting mesothelin. The FDA placed the IND for SEL-403 on full clinical hold in response to adverse events observed during the Phase 1 trial. Selecta has terminated the license of LMB-100 from NCI, effective April 9, 2019 and is no longer pursuing this product candidate.
Aside from these programs, our other product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical development is costly and inherently uncertain. For example, we have invested significant resources in our preclinical gene therapy program, which has demonstrated the potential for treatment of rare inborn errors of metabolism. Early preclinical results may not be predictive of future results, however, if our technology proves to be ineffective or unsafe as a result of, among other things, adverse side effects, pre-existing anti-drug antibodies that can neutralize the viral vector and block gene transfer, or cellular immune response to the transduced cells, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the clinical development and commercialization of our product candidates.
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
In addition, we cannot be certain as to what type and how many clinical trials the FDA will require us to conduct before we may gain regulatory approval to market SEL-212 or any of our other product candidates in the United States or other countries, if any. Prior to approving a new therapeutic product, the FDA generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. We expect that we may need to conduct more than one Phase 3 trial for SEL-212 for a chronic refractory gout indication in order to gain approval from the FDA. Even if we conduct more than one Phase 3 trial for SEL-212, the FDA may not accept the data, and may delay, limit or deny approval of SEL-212. Additional clinical trials could cause us to incur significant development costs, delay or prevent the commercialization of SEL-212 or otherwise adversely affect our business.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. We expect to seek orphan drug designation for several of our product candidates. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States.
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
Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.
Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, top-line or preliminary data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary and top-line data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, top-line, or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could seriously harm our business.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Further, therapies such as those we are developing involve unique side effects that could be exacerbated compared to side effects from other types of therapies with singular components. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. For example, a patient in the Phase 1 trial of SEL-403 experienced a Grade 5 SAE (patient death) related to pneumonitis, which was deemed by the trial investigator to be probably related to ImmTOR and possibly related to the patient’s pleural mesothelioma condition, and in November 2018, the FDA placed the IND for SEL-403 on full clinical hold due to adverse events observed in the Phase 1 trial. Selecta has terminated the license of LMB-100 from NCI, effective April 9, 2019 and is no longer pursuing this product candidate.
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
Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

-	regulatory authorities may withdraw approvals of such product;

-	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

-	regulatory authorities may impose additional restrictions on the marketing of, or the manufacturing processes for, the particular product;

-	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

-	we could be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties;

-	our reputation may suffer; and

-
we could be required to develop a risk evaluation and mitigation strategy (REMS) plan to prevent, monitor and/or manage a specific serious risk by informing, educating and/or reinforcing actions to reduce the frequency and/or severity of the event.

Any of these events could prevent us from achieving or maintaining market acceptance of a particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.
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
The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing application to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as current good manufacturing practices, or cGMPs, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or suppliers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third‑party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, there are a limited number of manufacturers that operate under cGMP regulations that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.
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
We have entered into collaborations with other parties, including pharmaceutical companies and universities, to develop products based on our ImmTOR technology platform, and such collaborations and licensing arrangements currently represent a significant portion of our product pipeline and are expected to represent a larger portion of our pipeline in the future. Certain of our collaborations have provided us with important funding for some of our development programs and we expect to receive additional funding under collaborations in the future although not all of our collaborations may result in funding to the Company, and certain collaborations, licenses and agreements may result in increased expenditures by the Company. Our existing collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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
Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination or otherwise changes its business priorities, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of our business in the business and financial communities, and our stock price, could be adversely affected. In addition, we have a limited number of collaborations and if our relationship with any one or more of such collaborators were to cease, our business would be harmed as a result. Under the terms of our exclusive patent license agreement with the Massachusetts Institute of Technology, or the MIT License, MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specific date in the fourth quarter of 2019. We are currently in active discussions with MIT regarding an amendment to the MIT License to extend this obligation because we do not plan to initiate a trial before our expected meeting with the FDA in January 2020. We believe that we will come to agreement with MIT on an acceptable deferral of this obligation that would enable us to avoid a breach of the MIT License. However, if we are unable to reach an agreement with MIT regarding an acceptable amendment of the MIT License and if we are unable to cure the breach, there could be a material adverse effect on our business.
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
We have a pilot manufacturing facility at our Watertown, Massachusetts location where we conduct process development, scale‑up activities and the manufacture of ImmTOR product candidates for preclinical use. We rely on our scaled equipment installed at our CMOs for the manufacture of the clinical supply of all of our product candidates. If our facility, or our CMOs’ facilities, were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead‑time to replace our manufacturing capabilities. In such event, we would be forced to identify and rely entirely on alternative third‑party contract manufacturers for an indefinite period of time. Any disruptions or delays at our facility or its failure to meet regulatory compliance would impair our ability to develop and commercialize our product candidates, which would adversely affect our business and results of operations.
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
The development and commercialization of new drug and biologic products and technologies is highly competitive and is characterized by rapid and substantial technological development and product innovations. We are aware that pharmaceutical and biotechnology companies, including Horizon Pharma plc, offer or are pursuing the development of pharmaceutical products or technologies that may address one or more indications that our product candidates target, as well as smaller, early-stage companies, that offer or are pursuing the development of pharmaceutical products or technologies that may address one or more indications that our product candidates target. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. The Trump Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, repeal or replacement. Most recently, the Tax Cuts and Jobs Acts, or the Tax Act, was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
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
The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
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
We and our contract manufacturers and other third parties with whom we do business are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including biological materials and chemicals. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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
Moreover, other parties may have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications, and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming similar methods or by claiming subject matter that could dominate our patent position. In addition, it may be some time before we understand how the patent office reacts to our patent claims and whether they identify prior art of relevance that we have not already considered.
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
We currently have rights to certain intellectual property, through licenses from third parties and under patents and patent applications that we own, to develop our product candidates. Because we may find that our programs require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in‑license or use these proprietary rights. We may be unable to acquire or in‑license compositions, methods of use, processes or other third‑party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third‑party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third‑party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third‑party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Under the terms of our exclusive patent license agreement with the Massachusetts Institute of Technology, or the MIT License, MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specific date in the fourth quarter of 2019. We are currently in active discussions with MIT regarding an amendment to the MIT License to extend this obligation because we do not plan to initiate a trial before our expected meeting with the FDA in January 2020. We believe that we will come to agreement with MIT on an acceptable deferral of this obligation that would enable us to avoid a breach of the MIT License. However, if we are unable to reach an agreement with MIT regarding an acceptable amendment of the MIT License and if we are unable to cure the breach, there could be a material adverse effect on our business.
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
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.
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
On January 3, 2019, following a strategic business review, we announced our new strategy to focus on the development of SEL-212 for the treatment of chronic refractory gout and advancement of our ImmTOR technology in the area of gene therapy, specifically ImmTOR in combination with AAV gene therapy for the treatment of CN and MMA, as well as the deprioritization of our oncology development program. The success of this strategic shift will depend on our ability to successfully develop our product candidates, hire and retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital, as well as our ability to enter into collaborations with third parties. The early stage development of novel product candidates is highly unpredictable due to the lengthy and expensive process of clinical drug development, potential for safety, efficacy or tolerability problems with such product candidates, unexpected expenses or inaccurate financial assumptions or forecasts, potential delays or unfavorable decisions of regulatory agencies and competition for targeted indications or within targeted markets. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations or financial condition.
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 42.9% of our outstanding voting stock as of September 30, 2019. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of an aggregate of approximately 3.1 million shares of our common stock as of September 30, 2019 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 19, 2019, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (each, an “Investor” and, collectively, the “Investors”), including certain of our executive officers and members of our board of directors.

On August 20, 2019, pursuant to the Purchase Agreement, we sold an aggregate of 3,178,174 shares of our common stock to the Investors for aggregate gross proceeds of approximately $5.8 million, at a purchase price equal to $1.81 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Global Market on August 19, 2019.
This transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. Each Investor has represented that it is an accredited investor, as defined in Regulation D, and has acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
10.1	Employment Agreement, dated August 12, 2019, by and between Selecta Biosciences, Inc. and Bradford D. Dahms					*
10.2†	Feasibility Study and License Agreement by and between Asklepios BioPharmaceutical, Inc. and Selecta Biosciences, Inc. dated August 6, 2019					*
10.3	Lease Agreement by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated July 23, 2019					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: November 8, 2019	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Bradford D. Dahms
Bradford D. Dahms
Chief Financial Officer
(Principal Financial Officer)