Form 10-K
period 2019-12-31
SELECTA BIOSCIENCES INC
filed 2020-03-12
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number: 001-37798
Selecta Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware			26-1622110
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

480 Arsenal Way	Watertown	MA	02472
(Address of principal executive offices)			(Zip Code)
(617) 923-1400
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SELB	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2019, based on the closing price of $1.79 per share of the registrant's common stock as reported by the Nasdaq Global Market, was approximately $58.5 million.
As of March 6, 2020 the registrant had 86,420,195 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:

-	our status as a development-stage company and our expectation to incur losses in the future;

-	our ability to continue as a going concern, our future capital needs and our need to raise additional funds;

-	our ability to build a pipeline of product candidates and develop and commercialize drugs;

-	our unproven approach to therapeutic intervention;

-	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;

-	our ability to have continued access to manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;

-
our ability to maintain our existing or future collaborations or licenses, including our ability to reach an agreement regarding an acceptable amendment of our exclusive patent license agreement with the Massachusetts Institute of Technology;

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

PART I
Item 1. Business

OVERVIEW
We are a clinical-stage biopharmaceutical company using our ImmTOR™ platform, designed to induce tolerance to novel biologic therapies that would otherwise be limited by immunogenicity with the goal of effectively and safely treating rare and serious diseases. Many such diseases are treated with biologic therapies that are foreign to the patient’s immune system and therefore elicit an undesired immune response. Of particular concern are anti-drug antibodies, or ADAs, which are often produced by the immune system in response to biologic therapy and can adversely affect the efficacy and safety of treatment. Our proprietary tolerogenic ImmTOR platform encapsulates an immunomodulator in biodegradable nanoparticles and is designed to mitigate the formation of ADAs by inducing antigen-specific immune tolerance to biologic drugs. ADAs can start developing in the body with the first dose of a biologic therapy and can render subsequent doses ineffective or unsafe, potentially depriving patients of life-saving therapeutic options and limiting the likelihood of success for many otherwise promising novel biologic drugs and technologies. We believe ImmTOR has potential to enhance the efficacy without compromising the safety of existing approved biologic drugs, improve product candidates under development, and enable novel therapeutic modalities, such as re-administration of systemic gene therapy. We intend to build a product pipeline by combining our ImmTOR platform with a range of biologics. Additionally, we plan to seek collaborations and license agreements to broaden our applications for our ImmTOR platform.
Our lead product candidate, SEL-212, is a proprietary combination of a therapeutic uricase enzyme (pegadricase) and our ImmTOR platform that is designed to durably control serum uric acid, or SUA, levels in patients with chronic refractory gout through monthly administration. Our preclinical data indicated that ImmTOR, when co-administered with pegadricase, induced antigen-specific immune tolerance to pegadricase and substantially reduced the formation of associated ADAs. Our Phase 1 data showed that ImmTOR mitigated the formation of ADAs against pegadricase after a single dose of SEL-212. Clinical data from our Phase 2 dose-finding study suggested the potential of monthly doses of SEL-212 to durably control serum uric acid levels by mitigating the formation of anti-pegadricase antibodies. Initial tissue imaging studies by dual energy computerized tomography (DECT) scans also provided evidence regarding the potential of SEL-212 to eliminate tissue deposits of uric acid crystals. This data also showed a low rate of gout flares. Based on our Phase 2 clinical data and feedback received during our end-of-Phase 2 meeting from the U.S. Food and Drug Administration, or FDA, we commenced enrollment in our Phase 2 head-to-head (COMPARE) clinical trial of SEL-212, utilizing revised stopping rules, compared to the current FDA-approved uricase therapy, KRYSTEXXA® (pegloticase) in March 2019. We initiated dosing in May 2019. In December 2019, we completed enrollment in this study. In the first quarter of 2020, we received feedback from the FDA on our planned Phase 3 program for SEL-212, which will consist of two placebo-controlled trials, each with a six month primary endpoint, one of which will have a six-month placebo-controlled extension. We plan to commence the Phase 3 clinical program in SEL-212 in the second half of 2020. We will require additional resources to complete the planned Phase 3 clinical program for SEL-212. We expect our clinical and, if approved, marketing strategy for SEL-212 to initially focus on the estimated 160,000 patients in the United States with chronic refractory gout, and to focus on those patients that are being treated by rheumatologists.
We are also applying our ImmTOR platform in an effort to mitigate the formation of ADAs when dosing gene therapy. Most gene therapies use a viral vector, such as an adeno-associated virus, or AAV, vector to place corrective genetic material into cells to treat genetic diseases. One of the key hurdles for the gene therapy field is to overcome immunogenicity against the viral vector. ADAs form in response to the first administration of a gene therapy vector and prevent effective subsequent doses of gene therapy. The ability to provide repeat doses may be particularly important for pediatric patients to receive continued treatment benefit later in life as gene expression wanes due to cellular turnover as patients grow. The ability to re-administer gene therapies also could provide the potential for dose titration and could be advantageous for diseases where the goal is to transfect a high number of cells.
Our investigational gene therapy program targets the treatment of rare genetic diseases, including methylmalonic acidemia, or MMA. We are collaborating with Asklepios BioPharmaceutical, Inc., or AskBio to develop a treatment for MMA, which, if successfully developed and approved, could have the potential to prevent undesired immune responses to the vector and transgene that can occur with the first dose of gene therapy by using our ImmTOR platform. We plan to enter the clinic under this collaboration in 2020. For more information, see "Licenses and Collaborations - AskBio” below.
In addition to developing this non-immunogenic therapeutic product candidate, we intend to continue expanding our proprietary immune tolerance pipeline and pursue out-licensing opportunities for select applications of our ImmTOR platform. In December 2016, we entered into a license agreement, or the Spark License Agreement, with Spark Therapeutics, Inc., or Spark, that provides Spark with exclusive worldwide rights to our ImmTOR platform to research, develop and commercialize gene therapies for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A. For more information, see “Licenses and Collaborations - Spark Therapeutics" below. Additionally, in December 2019 we entered into a license agreement, or the AskBio License Agreement, with AskBio, that provides AskBio with exclusive worldwide rights to our ImmTOR platform to research, develop and commercialize certain adeno-associated virus, or AAV gene therapy products targeting the glucosidase alpha, acid, or GAA gene, or derivatives thereof, to treat Pompe Disease. For more information, see "Licenses and Collaborations - AskBio” below.
In September 2018, we announced a collaboration with the European consortium, CureCN, for an ImmTOR+AAV gene therapy combination product candidate in Crigler-Najjar syndrome. We expect the CureCN consortium to obtain scientific advice from the German drug regulatory authority in 2020.

OUR STRATEGY
Our goal is to become the first biopharmaceutical company to develop and commercialize targeted therapies that are designed to more effectively and safely treat rare and serious diseases by inducing immune tolerance to potent but immunogenic biologic therapies. In addition, we intend to maximize the value of our ImmTOR platform by collaborating with or licensing our ImmTOR platform out to biopharmaceutical companies on programs that can benefit from our technology but that are outside our area of focus. The key elements of our strategy include the following.

•
Advance the development of SEL-212 for the treatment of chronic refractory gout.    We believe SEL-212 has the potential, if successfully developed and approved, to become the first monthly biologic treatment that durably controls uric acid while also dissolving harmful deposits of uric acid crystals for patients with chronic refractory gout. We have completed Phase 1 and Phase 2 dose-finding clinical programs, comprised of two Phase 1 clinical studies and an open-label, multiple ascending dose Phase 2 clinical program. We completed enrollment of our Phase 2 head-to-head (COMPARE) clinical study against KRYSTEXXA in December 2019 and expect to report top-line data in the third quarter of 2020. The two-armed, open label trial has enrolled approximately 150 patients, randomized 1:1, with one arm receiving KRYSTEXXA (as set forth in the prescribing information) and the other arm receiving six monthly doses of SEL-212. The primary endpoint in the study is the percentage of patients in each arm that maintain SUA control below 6.0 mg/dL, for at least 80% of the time during months three and six. In the first quarter of 2020, we received feedback from the FDA on our planned Phase 3 clinical program for SEL-212, which will consist of two placebo-controlled trials, each with a six month primary endpoint, one of which will have a six-month placebo-controlled extension. We plan to commence the Phase 3 clinical program in SEL-212 in the second half of 2020. We will require additional resources to complete the planned Phase 3 clinical program for SEL-212.

•
Transform gene therapy by enabling repeated administration of systemically-administered AAV gene therapy vectors.    One of the key challenges for the gene therapy field is the inability to administer more than one dose of AAV systemically due to the formation of neutralizing anti-AAV antibodies. We believe redosing has the potential to enable dose titration of gene therapy to achieve therapeutic expression of the transgene, to restore therapeutic expression in pediatric patients that have lost expression of the transgene due to target organ growth. A 2018 publication in Nature Communications provided peer-reviewed preclinical data supporting ImmTOR’s potential to mitigate the formation of neutralizing anti-AAV antibodies and enable productive AAV vector redosing in mice and nonhuman primates. In August 2019, we entered into a feasibility study and license agreement with AskBio, or the AskBio Collaboration Agreement, pursuant to which we and AskBio will conduct proof of concept studies to potentially validate the use of our ImmTOR platform in conjunction with an AAV gene therapy to mitigate the formation of neutralizing anti-AAV capsid antibodies, which currently precludes redosing.

•
Leverage ImmTOR to develop additional novel uses and classes of non-immunogenic biologics.    We intend to use our ImmTOR platform to develop a range of proprietary, non-immunogenic biologic therapeutic candidates. In each case, ImmTOR would be evaluated for its potential to mitigate undesired immune response to the biologic therapy with the goal of improving efficacy and/or safety. Our strategy is to develop proprietary treatments for rare and serious diseases by combining ImmTOR with biologics that have been in-licensed or provided through research collaborations.

•
Establish infrastructure and capabilities to develop and commercialize our products in rare and orphan diseases.    While we believe our ImmTOR platform may be broadly applicable across disease areas, we intend to focus our proprietary efforts on developing and commercializing proprietary ImmTOR-enabled products for rare and serious diseases where there is high unmet medical need. Therapies for treating these diseases require focused commercial efforts and coordination with patient groups and investigators.

•
Selectively pursue licensing opportunities and maximize the value of our ImmTOR programs for immune tolerance.    In addition to our own product development efforts and those on which we are collaborating, we are in discussions with potential licensees to pursue novel therapies that would utilize our ImmTOR platform. For example, in December 2016, we entered into the Spark License Agreement to develop gene therapies for certain targets utilizing our ImmTOR platform. Additionally, in December 2019, we entered into the AskBio License Agreement to develop a gene therapy product for the treatment of Pompe Disease utilizing our ImmTOR platform.

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

OUR ImmTOR PLATFORM
Our ImmTOR platform is based in part on the pioneering research performed by our co-founders at Harvard University, Massachusetts Institute of Technology, or MIT, and Brigham and Women’s Hospital, or Brigham. In connection with our company’s founding, we licensed multiple patent families related to aspects of our ImmTOR platform pursuant to an agreement with MIT. We believe one of the key insights from this research is that nanoparticles are uniquely suited to deliver precise instructions to the immune system as a result of the natural predisposition of the immune system to interrogate nanoparticles, such as viruses. We have aggressively sought to extend and protect the proprietary intellectual property underlying the composition and use of ImmTOR for antigen-specific immunotolerance. For more information, see "Intellectual Property" below.
We are currently developing our ImmTOR platform for:

•	combination with a uricase enzyme for the treatment of chronic refractory gout;

•	combination with gene therapies for the treatment of rare diseases;

•	potential application with other marketed products, product candidates in development and novel biologic drugs that would otherwise be too immunogenic to develop
Our nanoparticles are designed to remain intact after injection into the body and accumulate selectively in lymphoid organs, which include lymph nodes and the spleen, where the immune response is coordinated. The nanoparticles are designed to be processed by specialized immune cells, such as dendritic cells and other antigen-presenting cells that initiate and regulate immune responses, where they deliver the immunomodulator in a coordinated and targeted manner. Depending on the type of immunomodulator encapsulated in the nanoparticles, our technology can be used to induce a tolerogenic response to mitigate the formation of ADAs against a biologic drug or to treat allergies and autoimmune diseases.

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
During preclinical studies, we observed that delivering an antigen together with ImmTOR provided the appropriate signals in vivo to induce regulatory T cells, which, in turn, inhibited effector immune responses, such as the formation of ADAs. In our preclinical studies, we observed that ImmTOR labeled with a fluorescent dye selectively accumulated in lymphoid organs where it was processed by antigen-presenting cells. Figure 3 below depicts a model of how ImmTOR would be taken up by a dendritic cell in the spleen. We believe that when delivered in the context of our ImmTOR, both the biologic drug and ImmTOR are taken up and processed by dendritic cells in a manner that may induce regulatory T cells, which can potentially block the activation of helper T cells, mitigating the formation of ADAs.

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
Currently, we believe there are no comprehensive solutions to the complications of immunogenicity. Drug developers often stop the development of biologics that show an undesired immune response during preclinical and/or clinical development. In some cases, biopharmaceutical companies may attempt to reduce undesired immune responses by re-engineering the biologic through protein pegylation, removal or modification of immunogenic epitopes, or other mechanisms. However, these approaches are limited in their effectiveness. Physicians may try to address the issue of undesired immune responses by increasing the dose of the biologic, which can be prohibitively expensive and may present greater safety concerns, or in life-threatening situations, by using global immunosuppressive combination therapies. We believe that our tolerogenic ImmTOR platform could offer an entirely new and effective treatment alternative for undesired immune responses, including with respect to the formation of ADAs, but potentially also for autoimmune diseases and allergies.

OUR ImmTOR PROGRAMS DESIGNED TO INDUCE ANTIGEN-SPECIFIC IMMUNE TOLERANCE
We believe our ImmTOR platform designed to induce antigen-specific immune tolerance has a broad range of potential applications. We are currently pursuing targeted product development strategies for multiple applications in which we believe ImmTOR products could be highly differentiated.

•
Therapeutic enzymes.    Therapeutic enzymes are a frequently used class of biologic drugs to treat rare diseases. Through our analysis of biologic drugs, including our preclinical studies, we have observed that enzymes are especially prone to undesired immune responses. Our lead product candidate, SEL-212, includes pegadricase, a pegylated uricase enzyme, which is an example of an immunogenic enzyme for which we are applying ImmTOR with the intention of improving the enzyme’s efficacy and safety. We intend to seek opportunities to secure supply of and, if appropriate, licenses to these or other enzymes that we would evaluate in combination with ImmTOR.

•
Gene therapies.    We believe gene therapies have the potential to address key unmet medical needs for many rare genetic diseases, but undesired immune responses to the viral vectors used for gene replacement, augmentation and editing may be restricting their broader use. Through our analysis of genetic diseases, we have identified applications and patient segments that we believe would benefit from our ImmTOR platform. We intend to develop ImmTOR -enabled non-immunogenic gene therapy candidates which are designed to be utilized with AAV vectors (e.g., AAV8, AAV5). We believe our product candidates have the potential to mitigate the problem of pre-existing immunogenicity to the gene therapy vector and to prevent undesired immune responses to the vector and transgene that can occur with the first dose of gene therapy by using our ImmTOR platform. Our initial area of focus is on genetic metabolic diseases, but may also include lysosomal storage diseases and genetic muscular diseases. We believe we are the first company to systematically pursue the development of gene therapy product candidates with the goal of enabling repeat administration. We have engaged third parties with experience in gene therapy and rare diseases to support the development of our proprietary products. We also have licensed our ImmTOR platform to Spark Therapeutics and AskBio for the development of gene therapies for certain pre-specified targets. For more information, see "Licenses and Collaborations - Spark Therapeutics" and “Licenses and Collaborations - AskBio.”

•
Other products and product candidates affected by undesired immune responses.    We have generated preclinical data which we believe suggests a broad potential benefit of ImmTOR for immune tolerance. For many biologic drugs, undesired immune responses limit efficacy and cause safety concerns. We intend to strategically out-license ImmTOR platform for use with other products that are outside our focus to larger biopharmaceutical companies. We believe our ImmTOR platform may also be of interest to biopharmaceutical companies with novel biologic development concepts or product candidates in clinical development that have demonstrated initial efficacy but are experiencing issues with safety or sustained efficacy due to inhibitory ADAs.

SEL-212 for the treatment of chronic refractory gout
Overview
SEL-212 is our proprietary product candidate under development for the treatment of chronic refractory gout. SEL-212 consists of ImmTOR co-administered with pegadricase, a pegylated uricase. We believe that our SEL-212 has the potential, if successfully developed and approved, to offer a uniquely effective treatment for patients with chronic refractory gout, while also providing evidence regarding the utility of our ImmTOR platform platform. Pegylated uricase, in the form of the approved drug KRYSTEXXA, has demonstrated the ability to significantly reduce uric acid levels and dissolve the harmful uric acid crystals that are the manifestations of gout upon initial treatment in patients. However, we believe broad commercial adoption has not been achieved primarily due to undesired immune responses. Based on the data received from our preclinical, Phase 1, Phase 2 dose-finding clinical studies, and certain data disclosed from the ongoing Phase 2 head-to-head (COMPARE) clinical study, we believe that by leveraging our ImmTOR platform to mitigate the formation of ADAs following the dosing of our pegylated uricase, pegadricase, SEL-212, if successfully developed and approved, could enable the removal of uric acid crystals.
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
Gout is a spectrum of disease that is typically diagnosed through the measurement of uric acid levels in the blood and/or the identification of uric acid crystals from a visible tophus. High concentrations of serum uric acid increase the risk of co-morbidities, including cardiovascular, cardiometabolic, joint and kidney disease. Patients who are unable to reduce their SUA levels below 6.0 mg/dL with oral drugs are diagnosed with refractory gout. Patients who have uric acid deposits, or tophi, in soft tissues, joints, the urinary tract, the digestive tract or the heart and a persistently elevated uric acid level when left untreated are diagnosed with chronic refractory gout. Tophi are a source of inflammation and pain. Chronic refractory gout constitutes a subset of gout patients exhibiting chronic high serum uric acid levels and painful and damaging uric acid deposits. In total, we estimate that there are approximately 160,000 chronic refractory gout patients in the U.S.
Figure 4 below illustrates the association between gout and diseases of the heart, vascular system, metabolic process, kidney and joints.

Figure 4. Co-Morbidities Associated with Gout
Based on our preclinical studies, clinical data from our Phase 1b, Phase 2 dose-finding, ongoing Phase 2 head-to-head (COMPARE) clinical studies, and market research, we believe that SEL-212 may potentially address several key unmet needs in the treatment of chronic refractory gout: the durable control of serum uric acid levels, the elimination of painful and damaging uric acid deposits, reduction in incidence and severity of flares, and once-monthly dosing.
Our product development strategy is designed to address these unmet medical needs while improving the dosing regimen to a once-monthly treatment. We completed enrollment for our Phase 2 head-to-head (COMPARE) clinical study against KRYSTEXXA, which is intended to evaluate the differences between KRYSTEXXA and SEL-212 with respect to SUA control, flare rates and dosing convenience, in December 2019. We expect to report top-line data from the COMPARE trial in the third quarter of 2020. In the first quarter of 2020, we received feedback from the FDA on our planned Phase 3 clinical program for SEL-212, which will consist of two placebo-controlled trials, each with a six month primary endpoint, one of which will have a six-month placebo-controlled extension. We plan to commence the Phase 3 clinical program in SEL-212 in the second half of 2020, following which, if successful, we plan to seek regulatory approval for the treatment of refractory gout based on an endpoint of reduction of SUA levels below 6.0 mg/dL for 80% of the time during month six. We intend for the Phase 3 protocols to include patients with chronic refractory gout. During our market research, physicians expressed their preference for a product that could be dosed monthly. If approved, we plan to position SEL-212 as a debulking therapy for gout that has the potential to remove harmful uric acid deposits over a limited number of once-monthly doses and subsequently allow patients to switch to oral gout maintenance therapy unless and until such patients experience a subsequent manifestation of uric acid deposits. We do not believe that oral therapy would completely prevent the build-up over time of uric acid crystals in patients with a history of chronic refractory gout and, as a result, we anticipate that treatment with SEL-212, if approved, would be required intermittently in such patients. We believe that SEL-212, if approved, may be effective in removing harmful uric acid deposits in most patients with chronic refractory gout over multiple courses of treatment in their lifetimes. Figure 5 below depicts this positioning strategy as a sample diagram illustrating what we believe to be a shift in the treatment paradigm for chronic refractory gout.
Figure 5. Sample Treatment Course for Chronic Refractory Gout.
We expect our clinical and marketing strategy for SEL-212 to initially focus on the estimated 160,000 patients in the United States with chronic refractory gout, and to focus on those who are being treated by rheumatologists. If SEL-212 is approved, we expect our strategy for marketing SEL-212 to rheumatologists will be to promote a switch from oral therapies to SEL-212 for patients with SUA levels chronically above 6.0 mg/dL or those diagnosed with chronic refractory gout. Some rheumatologists have begun to utilize imaging technologies recommended by the guideline writing associations for rheumatology, including the American College of Rheumatology and the European League Against Rheumatism. In particular, DECT, can enable the visualization and quantification of uric acid deposits in joints and in tissues as depicted in Figure 6 below. Figure 6 below depicts a patient, using DECT imaging, with heavy urate burden at onset of study and almost a complete resolution of this after five months.
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
Figure 7. Components of SEL-212
Our pegadricase is a pegylated version of the therapeutic enzyme uricase, which we have licensed from Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio, exclusively for all markets, except Japan and Greater China, and exclusively for Japan only in combination with our ImmTOR platform. Uricase is an enzyme endogenous to all mammals, except for humans and certain primates, which converts uric acid to the more soluble metabolite, allantoin. There is a natural limit to the amount of uric acid that can be excreted by the kidneys, which decreases with age and can be reduced by some medications. By converting uric acid to allantoin, uricase provides an additional way for the body to reduce uric acid.
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
Clinical development
For chronic refractory gout, we are executing a clinical development program that seeks to evaluate SEL-212’s ability to durably reduce SUA levels below 6.0 mg/dL. The saturation point of uric acid, or the maximum level at which uric acid will remain soluble in plasma, is 6.8 mg/dL. When uric acid rises above 6.8 mg/dL, uric acid microcrystals begin to form and settle in joints and other tissues, creating an inflammatory response that is diagnosed as gout. This inflammatory response is the source of highly debilitating gout flares experienced by patients. When serum uric acid levels drop below the level of 6.0 mg/dL, microcrystals will begin to dissolve and, over time, gout symptoms will resolve. Therefore, a serum uric acid level of less than 6.0 mg/dL is defined as the target for uric acid-lowering treatments by organizations such as the American College of Rheumatology and the European League Against Rheumatism. The FDA and EMA have also considered the maintenance of serum uric acid levels below 6.0 mg/dL to be an acceptable primary endpoint in clinical trials for urate lowering therapies. Available oral gout therapies are designed to prevent the formation of uric acid microcrystals but are not effective in rapidly removing existing crystalized deposits. In severe gout patients who have significant deposits of uric acid crystals, known as tophi, it is of clinical benefit to significantly reduce serum uric acid levels (i.e. below 0.1 mg/dL) for a period of time in order to rapidly dissolve the uric acid crystals.
As of March 8, 2020, we had dosed approximately 300 patients in multiple clinical studies in patients with gout or elevated levels of serum uric acid. We initiated our clinical program in the U.S. in the second quarter of 2015 with a multicenter Phase 1a trial of pegadricase in patients with serum uric acid levels greater than 6.0 mg/dL. We completed the patient treatment portion of our Phase 1a trial in November 2015, initiated a Phase 1b trial in December 2015 and reported data from both Phase 1 clinical trials in December 2016. In our Phase 1b trial, we demonstrated that a single dose of SEL-212 was capable of lowering serum uric acid levels below 0.1 mg/dL for at least 30 days, at therapeutic doses which is correlated with the inhibition of uricase-specific ADAs. We initiated patient recruitment in an open label multi-dose Phase 2 clinical trial of SEL-212 in patients with symptomatic gout and elevated uric acid levels in October 2016. This study was conducted at multiple clinical sites in the U.S. In May 2019, we initiated patient recruitment for our Phase 2 head-to-head (COMPARE) clinical study against KRYSTEXXA, which is intended to evaluate the differences between KRYSTEXXA and SEL-212 with respect to SUA control. We have completed our initial end-of-Phase 2 meeting with the FDA and believe we have established a path forward for potential BLA submission. Additionally, in the first quarter of 2020, we received feedback from the FDA on our planned Phase 3 clinical program for SEL-212, which will consist of two placebo-controlled trials, each with a six month primary endpoint, one of which will have a six-month placebo-controlled extension.
Phase 1, Phase 2 dose-finding, and Phase 2 head-to-head (COMPARE) clinical trials
SEL-212 was evaluated in a Phase 1 and Phase 2 dose-finding clinical program that included a Phase 1a and Phase 1b clinical trial in patients with high uric acid levels as well as a Phase 2 clinical trial in patients with symptomatic gout and high uric acid levels. Each Phase 1 clinical trial was designed with the primary objective to evaluate the safety and tolerability of SEL-212 and its individual components. Additional objectives of the Phase 1 clinical trials included identifying a pegadricase dose that was capable of lowering serum uric acid levels over a period of one month, evaluating the immunogenicity of pegadricase after a single dose and demonstrating that ImmTOR co-administered with pegadricase reduced uric acid levels and mitigated the formation of uricase-specific ADAs. The Phase 2 clinical trial evaluated the effect of multiple doses over an extended period of time on serum uric acid and the formation of ADAs in patients. We commenced patient recruitment in the multiple ascending dose Phase 2 clinical trial in October 2016 and received final data from this trial in December 2018. We completed enrollment of our Phase 2 head-to-head (COMPARE) clinical study against KRYSTEXXA in December 2019 and expect to report top-line data in the third quarter of 2020. The two-armed, open label trial has enrolled approximately 150 patients, randomized 1:1, with one arm receiving KRYSTEXXA (as set forth in the prescribing information) and the other arm receiving six monthly doses of SEL-212. The primary endpoint in the study is the percentage of patients in each arm that maintain SUA control below 6.0 mg/dL, for at least 80% of the time during months three and six. We plan to commence the Phase 3 clinical program in SEL-212 in the second half of 2020. We will require additional resources to complete the planned Phase 3 clinical program for SEL-212.
Phase 1a clinical trial
The Phase 1a clinical trial for SEL-212 was conducted at multiple sites in the United States and was a single ascending dose trial of pegadricase alone in 22 patients with elevated serum uric acid levels greater than 6.0 mg/dL. At the outset of the trial, each of five cohorts received a single intravenous infusion of pegadricase at ascending dose levels. We monitored the patients during a 30-day period post-infusion. We commenced enrollment of the clinical trial in the second quarter of 2015 and completed the treatment portion of the trial in November 2015. We observed that pegadricase showed no serious adverse events, or SAEs, and was well tolerated at the five dose levels tested. Additionally, we observed that pegadricase rapidly reduced and sustained average serum uric acid levels below 6.0 mg/dL for each cohort for 14 to 30 days, depending on the dose level. Consistent with our preclinical studies in animals, pegadricase induced uricase-specific ADAs in all patients with varying levels in this Phase 1a trial.
Figure 8 below indicates the serum uric acid and uricase-specific ADA levels for each patient in Cohort #3 of the Phase 1a clinical trial, which received a single dose of 0.4 mg/kg of pegadricase. The serum uric acid levels were measured at baseline and days seven, 14, 21 and 30 and uricase-specific ADA levels at baseline and days seven, 14 and 30 following the single intravenous injection of pegadricase. We did not measure uricase-specific ADA levels at day 21 in the Phase 1a clinical trial. Patient number two in this cohort developed a relatively low level uricase-specific ADA titer of 40 and maintained uric acid levels below 0.5 mg/dL through the thirtieth day after dosing. By contrast, the remaining four patients in the cohort developed levels of uricase-specific ADAs greater than 1,000 titer and uric acid levels above 5 mg/dL by the thirtieth day after dosing. Based on the results from our Phase 1a clinical trial, we observed that pegadricase at the 0.4 mg/kg dose is capable of achieving and maintaining a reduction of serum uric acid below the target of 6.0 mg/dL for a 30-day period in the absence of inhibitory uricase-specific ADAs.

Figure 8. Phase 1a Clinical Trial: Serum Uric Acid and Uricase-Specific ADA Levels of the Third Cohort

Based on our analysis of the Phase 1a clinical trial data, we selected the pegadricase dose of 0.4 mg/kg from Cohort #3 of the Phase 1a clinical trial for further study in the Phase 1b clinical trial.
Phase 1b clinical trial
In December 2015, we initiated our Phase 1b clinical trial at multiple sites in the United States. The clinical trial enrolled 63 patients with serum uric acid levels greater than 6.0 mg/dL. One group of five patients received a single 0.4 mg/kg dose of pegadricase alone, which we refer to as the Pegadricase Cohort. Four groups of patients, each containing two placebo-control patients and five test article patients, received a placebo or a single intravenous infusion of ImmTOR alone at the following ascending dose levels: 0.03 mg/kg, 0.1 mg/kg, 0.3 mg/kg and 0.5 mg/kg, which we refer to collectively as the ImmTOR Cohorts. Four groups of patients received a single intravenous infusion of ImmTOR at ascending dose levels of 0.03 mg/kg (5 patients), 0.1 mg/kg (10 patients), 0.15 mg/kg (5 patients) or 0.3 mg/kg (5 patients) with a fixed dose of pegadricase of 0.4 mg/kg, which we collectively call the SEL-212 cohorts. All patients were followed for at least 30 days after their initial dose.
Figure 9 below depicts the serum uric acid levels of the Pegadricase Cohort (depicted in red symbols), the ImmTOR Cohorts (depicted in blue symbols), and the SEL‑212 Cohorts (depicted in green symbols) from the Phase 1b clinical trial. Serum uric acid levels were measured at baseline and days seven, 14, 21, 30 and longer for some patients that maintained serum uric acid control at day 21. As expected, ImmTOR alone had no relevant effect on reducing serum uric acid levels across the ImmTOR Cohorts, as such levels remained relatively constant during the 30‑day period. Patients in the Pegadricase Cohort showed an immediate drop in uric acid levels after dosing, with uric acid levels returning close to or above baseline levels by day 21 in four of the five patients, similar to what was observed in Cohort #3 in the Phase 1a study. In contrast, patients in the SEL-212 Cohort receiving the lowest dose of ImmTOR (0.03 mg/kg) co-administered with pegadricase (0.4 mg/kg), showed four out of five patients maintaining serum uric acid levels below 6.0 mg/dL through day 21 after dosing. SEL-212 patients receiving ImmTOR at 0.1 mg/kg co-administered with 0.4 mg/kg of pegadricase, showed seven out of 10 patients maintained levels of serum uric acid of less than 0.1 mg/dL through day 30. SEL-212 patients receiving ImmTOR at 0.15 mg/kg co-administered with 0.4 mg/kg of pegadricase, showed all five patients maintaining levels of serum uric acid of less than 6.0 mg/dL through day 30. Finally, SEL-212 patients receiving ImmTOR at 0.3 mg/kg c- administered with 0.4 mg/kg of pegadricase, showed all five patients maintaining levels of serum uric acid of less than 0.1 mg/dL through day 30. These results indicated that SEL-212 showed a dose-dependent reduction in serum uric acid levels.

0.4 mg/ kg Pegadricase only
0.03, 0.1, 0.3 mg/kg
ImmTOR only
0.03 mg/kg ImmTOR
0.4 mg/kg Pegadricase
0.10 mg/kg ImmTOR
0.4 mg/kg Pegadricase
0.15 mg/kg ImmTOR
0.4 mg/kg Pegadricase
0.30 mg/kg ImmTOR
0.4 mg/kg Pegadricase
+
N = 5
N = 15
N = 5
N = 10
N = 5
N = 5
Serum Uric Acid (mg/dL)
0
2
4
6
8
10
0
7
14
21
30
Day

Figure 9. Phase 1b Clinical Trial: Uric Acid Levels Across All Phase 1b Cohorts

Figure 10 below depicts the serum uric acid levels at day 30 next to the corresponding day 30 uricase-specific ADA titer for all patients in the Pegadricase Cohort and in the SEL-212 Cohorts at the three higher dose levels. Four of the five patients treated with 0.4 mg/kg pegadricase alone showed their serum uric return to baseline by day 30 and all five showed uricase specific ADA titers greater than 1000. Seven of 10 SEL-212 patients treated with 0.1 mg/kg ImmTOR and 0.4 mg/kg pegadricase showed serum uric acid levels below 0.1 mg/dL with corresponding low or negative uricase specific ADA titers at day 30. All five SEL-212 patients treated with 0.15 mg/kg ImmTOR and 0.4 mg/kg pegadricase showed serum uric acid below 6 mg/dL at day 30. One patient developed uricase specific ADA titers greater than 1000 but still maintained his serum uric acid below the target threshold of 6 mg/dL at day 30. The other four patients showed no ADA titers and had serum uric acid levels below 0.1 mg/dL. Finally, all five SEL-212 patients treated with 0.3 mg/kg ImmTOR and 0.4 mg/kg pegadricase showed serum uric acid below 0.1 mg/dL at day 30 with corresponding low or negative ADA titers. The one patient with an ADA titer of 120 at baseline showed the same titer at baseline and at each time point tested, indicating that this patient had pre-existing low titer of antibody that was cross-reactive with pegadricase at baseline. These results indicated that SEL-212 mitigated the formation of uricase-specific ADAs which correlated with sustained control of serum uric acid levels through at least day 30 after a single dose.
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
We have generally observed that SEL‑212 and its components, ImmTOR and pegadricase, have been well tolerated in this patient population. There were a total of six SAEs in the Phase 1b trial. Of the six SAEs, three were determined to not to be related to study drug by investigators. Of the remaining three SAEs that were determined to possibly or likely be related to study drug, two were cases of stomatitis that occurred at the highest dose of ImmTOR tested (0.5 mg/kg), leading us to define 0.3 mg/kg as the maximum tolerated dose of ImmTOR in this patient population. The remaining SAE was a case of drug hypersensitivity that occurred at a dose of 0.1 mg/kg of ImmTOR in combination with 0.4 mg/kg of pegadricase. In all cases, the patient fully recovered from the SAE without residual effects.
Phase 2 dose-finding clinical trial
In the fourth quarter of 2016, we began enrolling patients with symptomatic gout and elevated serum uric acid levels in an open-label, multiple ascending dose Phase 2 clinical trial of SEL-212. The primary and secondary endpoints for this trial included safety, tolerability, pharmacokinetics, and reduction of serum uric acid and ADA levels. We have also collected data regarding flares and other patient-related observations. We enrolled patients in multiple ascending dose cohorts with the primary goal of identifying the dose regimens to advance into our ongoing Phase 2 head-to-head (COMPARE) clinical study and planned Phase 3 clinical program.
A total of 152 patients were dosed in the Phase 2 trial at 15 active U.S. clinical sites and the treatment phase of all SEL-212 cohorts had been completed. The following is a summary of clinical activity from the trial as defined by the primary clinical endpoint (i.e., serum uric acid levels below 6 mg/dL):

•
Control and 0.05 mg/kg ImmTOR Dose Cohorts (cohorts receiving five monthly doses of pegadricase alone or three monthly doses of 0.2 mg/kg or 0.4 mg/kg of pegadricase + 0.05 mg/kg of ImmTOR followed by two monthly doses of pegadricase alone): Dosing of patients in the control cohorts receiving pegadricase alone was stopped early due to a loss of clinical activity caused by the immunogenicity of the enzyme. Clinical activity was lost by week 12 in the majority of patients receiving pegadricase in combination with the 0.05 mg/kg dose of ImmTOR.

•
0.08 and 0.1 mg/kg ImmTOR Dose Cohorts (cohorts receiving three monthly doses of 0.2 mg/kg or 0.4 mg/kg of pegadricase + 0.08 or 0.10 mg/kg of ImmTOR followed by two monthly doses of pegadricase alone): A majority of patients in these cohorts maintained clinical activity while receiving the combination therapy through week 12. These results were consistent with the level of clinical activity observed through day 30 at a similar SEL-212 dose level in our Phase 1b trial. At the 0.1 mg/kg dose level, half of the patients that maintained clinical activity through week 12 also maintained clinical activity through week 20.

•
0.125 and 0.15 mg/kg ImmTOR Dose Cohorts (cohorts receiving three monthly doses of pegadricase +0.125 or 0.15 mg/kg of ImmTOR followed by two monthly doses of pegadricase alone): A majority of patients in these cohorts maintained clinical activity while receiving the combination therapy through week 12. These results were consistent with the level of clinical activity observed through day 30 at a similar SEL-212 dose level in our Phase 1b trial.

Approximately 81% of evaluable patients (N=27) receiving up to 0.15 mg/kg ImmTOR in combination with 0.2 or 0.4 mg/kg of pegadricase followed by 2 monthly doses of pegadricase alone had serum uric acid control below 6 mg/dL at week 12.

•
0.10 and 0.15 mg/kg ImmTOR 5 Combination Dose Cohorts (cohorts receiving five monthly doses of pegadricase +0.10 or 0.15 mg/kg of ImmTOR ): Five monthly doses of SEL-212 resulted in sustained serum uric acid control and was well tolerated over the entire treatment period. 100% of the patients that had serum uric acid levels below 6 mg/dL at 12 weeks maintained control through 20 weeks. Approximately 66% of evaluable patients (21/32) completed week 20 with serum uric acid levels below 6 mg/dL. (Figure 12).

Figure 12. Five Combination Doses Controlled Serum Uric Acid <6 mg/dL at Week 20 in 66% of Patients
Data from the trial suggested that ADA levels were strongly correlated with serum uric acid levels. We have observed that ImmTOR reduced the formation of ADAs in a dose-dependent manner, which we believe enabled pegadricase to maintain clinical activity for extended durations as compared to pegadricase administered without ImmTOR.
Data from the trial suggest that sustained control of serum uric acid near 0 mg/dL led to reduction in uric acid deposits as measured by DECT imaging.
Approximately 29% of patients who received SEL-212 reported a gout flare during their first month of the trial. This was followed by a decline in flare rates during the remainder of the therapy (Figure 13). By comparison, 50% of patients reported a flare during the first month in the control cohorts receiving pegadricase alone before treatment was stopped due to loss of efficacy and safety.
Figure 13. Percentage of Patients Reporting a Gout Flare per Month
SEL-212 was generally well tolerated at clinically active doses following repeated administrations in the trial. Twenty patients reported a total of 23 SAEs in the Phase 2 clinical trial. Nine SAEs were reported in the five dose combination cohorts, seven of which were reported to be not related or unlikely related to study drug, and two of which were infusion reactions. All SAEs were successfully treated without further issues.

Phase 2 head-to-head (COMPARE) clinical trial
In March 2019, we initiated a Phase 2 head-to-head clinical trial of SEL-212 (COMPARE), in which SEL-212 is being compared against the current FDA-approved therapy for chronic refractory gout, KRYSTEXXA, in multiple clinical sites in the United States. We completed enrollment of this study in December 2019 and expect to report top-line data in the third quarter of 2020. The two-armed, open label trial has enrolled approximately 150 patients, randomized 1:1, with one arm receiving KRYSTEXXA (as set forth in the prescribing information) and the other arm receiving six monthly doses of SEL-212. The primary endpoint in the study is the percentage of patients in each arm that maintain SUA control below 6.0 mg/dL, for at least 80% of the time during months three and six.

Our ImmTOR programs for immune tolerance in gene therapy
Overview
Although gene therapy has made significant progress over the last several years, it faces certain limitations due to undesired immunogenicity to either the AAV vector or the encoded transgene.
Gene vector-specific ADAs frequently occur for patients who receive gene therapy and have been found to prevent the AAV vector from reaching its target cell. It is unknown exactly how long these neutralizing ADAs prevent redosing of gene therapy. However, it has been observed in studies with animals and humans that high titer AAV-specific ADAs develop and persist for more than 10 years, preventing vector readministration. In addition, cellular immune responses have been found to correlate with liver inflammation and loss of gene expression.
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
SEL-302 for the Treatment of Methylmalonic Acidemia
In August 2019, we entered into the AskBio Collaboration Agreement, pursuant to which we and AskBio will conduct proof of concept studies to potentially validate the use of our ImmTOR platform in conjunction with an AAV gene therapy to mitigate the formation of neutralizing anti-AAV capsid antibodies, which currently precludes redosing. One of the product candidates under this collaboration is a gene therapy candidate for MMA, which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. We previously conducted preclinical studies for this product candidate based on SEL-302 and will leverage that previous work within the collaboration.
SEL-313 for the Treatment of OTC Deficiency
For our second gene therapy program, we plan to develop another product candidate for the treatment of ornithine transcarbamylase, or OTC, deficiency, which is another metabolic disorder. We are pursuing this second potential indication through collaborations with third parties with preclinical and clinical experience in this area.
Hemophilia A
On December 2, 2016, or the Spark Signing Date, we entered into the Spark License Agreement to collaborate on the development of gene therapies for certain targets utilizing our ImmTOR platform. Under the terms of the Spark License Agreement, we granted Spark certain exclusive, worldwide, royalty-bearing licenses to our intellectual property and know-how relating to our ImmTOR platform to research, develop and commercialize gene therapies for hemophilia A, which is the initial target under the Spark License Agreement.
For more information about the Spark License Agreement, see the discussion under “Licenses and Collaborations - Spark” below.
Crigler Najjar Syndrome
In September 2018, we announced a collaboration with the European consortium, CureCN, for an ImmTOR+AAV gene therapy combination product candidate in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. The consortium plans to utilize our ImmTOR platform in combination with their AAV gene therapy with the potential to re-dose patients who are not producing enough enzyme post their first dose of AAV gene therapy. We expect the CureCN consortium to obtain scientific advice from the German drug regulatory authority in 2020.

MANUFACTURING
We manufacture ImmTOR using a scalable, self-assembly nanoemulsion process with well-defined, pharmaceutical unit operations. This proprietary, highly specialized and precisely controlled manufacturing process enables us to reproducibly manufacture ImmTOR across many production scales, from milligram-scale at the laboratory bench to hundreds of grams to multi-kilogram scale for commercial production. This well-defined process has been produced at multiple scales. We have also developed and executed the required detailed analytic characterization of our products.
For the SEL-212 program, we have increased ImmTOR production to a 50-gram scale and have developed an approximately 400-gram scale process, which, at the current projected clinical dose, we believe would be suitable for commercialization. The process is designed such that this same equipment is capable of potentially producing up to a one kilogram batch size scale. As our nanoparticle manufacturing process is compact, and therefore also portable, our strategy is to transfer our custom designed process skids to a contract manufacturing organization, or CMO, and have the CMO produce the nanoparticles, under our direction. This is the strategy we use for production of clinical supplies for clinical trials and would be the expected strategy for commercial production.
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

LICENSES AND COLLABORATIONS
AskBio
Feasibility Study and License Agreement
In August 2019, we entered into the AskBio Collaboration Agreement. Pursuant to the AskBio Collaboration Agreement, we and AskBio agreed to license intellectual property rights to each other as part of a collaboration to research, develop, and commercialize certain AAV gene therapy products utilizing our ImmTOR platform to enable re-dosing of such AAV gene therapy products to treat serious rare and orphan genetic diseases for which there is a significant unmet medical need. Pursuant to the AskBio Collaboration Agreement, we and AskBio will conduct proof of concept studies, or POC Studies, to validate the use of ImmTOR in conjunction with AAV for the treatment of MMA, based on our product candidate, SEL-302, to mitigate the formation of neutralizing anti-AAV capsid antibodies. If the POC Studies are successful, or the parties otherwise elect to do so, the parties will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy products utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. If the POC Studies fail to demonstrate a proof of concept, and the parties do not mutually agree in writing to proceed with the collaboration, the Agreement will expire. We plan to enter the clinic under this collaboration in 2020.
We and AskBio will share responsibility for the research, development and commercialization of products developed under this collaboration. The parties will also share research, development and commercialization costs equally for all collaboration products, but with a right of either party to opt out of certain products, and thereby no longer be required to share costs for such products. Each party will receive a percentage of net profits for each product sold under the collaboration equal to the percentage of shared costs borne by such party in the development of such product. Pursuant to the AskBio Collaboration Agreement, AskBio is responsible for manufacturing the AAV capsids and AAV vectors and we are responsible for manufacturing ImmTOR.
License Agreement for Pompe Disease
In December 2019, we entered into the AskBio License Agreement. Pursuant to the AskBio License Agreement, AskBio exercised its option to exclusively license our intellectual property rights covering ImmTOR to research, develop, and commercialize certain AAV gene therapy products utilizing ImmTOR, and targeting the GAA gene, or derivatives thereof, to treat Pompe Disease, which we refer to as the Licensed Products.
Pursuant to the AskBio License Agreement, AskBio agreed to pay to us upfront fees of an aggregate of $7.0 million. Also pursuant to the AskBio License Agreement, AskBio agreed to make additional payments to us based on the achievement of certain development and commercial milestones of up to an aggregate of $237.0 million. AskBio will also be obligated to make tiered royalty payments, at percentages in the mid-to-high single digits, to us based on achievement of certain sales milestones.

We will supply AskBio with our ImmTOR platform and AskBio will be responsible for all preclinical, clinical and commercial manufacture and supply of Licensed Products (other than ImmTOR) and carry out all other activities related to the research, development, and commercialization of Licensed Products at its sole expense, including all regulatory activities related thereto.
The AskBio License Agreement contains other customary terms and conditions, including representations and warranties, covenants, termination, and indemnification obligations in favor of each party.
Spark Therapeutics
In December 2016, we entered into the Spark License Agreement to develop gene therapies for certain targets utilizing our ImmTOR platform.
Under the terms of the Spark License Agreement, we granted Spark certain exclusive, worldwide, royalty-bearing licenses to our intellectual property and know-how relating to our ImmTOR platform to research, develop and commercialize gene therapies for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A, which is the initial target under the license agreement.
Pursuant to the Spark License Agreement, Spark made an upfront payment to us of $15.0 million. Additionally, Spark purchased an aggregate of $15.0 million of our common stock in connection with the Spark License Agreement. We will be eligible to receive up to an aggregate of $430.0 million in milestone payments, with up to $65.0 million being based on Spark’s achievement of specified development and regulatory milestones and up to $365.0 million for commercial milestones, as well as tiered royalties on global net sales at percentages ranging from mid-single to low-double digits. Until December 2019, Spark had the right to fund up to 50.0% of any development or regulatory milestone payable to us by issuing us shares of Spark’s common stock having a fair market value equal to the percentage of such development or regulatory milestone, as applicable.
In addition, until December 2019, Spark was eligible to exercise options to research, develop and commercialize gene therapies utilizing our ImmTOR platform for up to four additional targets. Spark did not exercise any of these options prior to the termination of the election period.
Each party is responsible for its own costs and expenses incurred in connection with its respective activities under the Spark License, except that Spark has agreed to reimburse us for FTE and out-of-pocket costs incurred in performing certain tasks or assistance specifically requested by Spark. We retain the responsibility to manufacture Spark’s preclinical, clinical and commercial requirements for the ImmTOR platform, subject to the terms of the Spark License.
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
In connection with the Spark License Agreement, we also entered into a stock purchase agreement with Spark, pursuant to which Spark has purchased in the aggregate $15.0 million of our common stock including (i) 197,238 shares for an aggregate purchase price of $5.0 million on the Spark Signing Date, (ii) 324,362 shares for an aggregate purchase price of $5.0 million on June 8, 2017, and (iii) 205,254 shares for an aggregate purchase price of $5.0 million on October 31, 2017.
Massachusetts Institute of Technology
In November 2008, we entered into a license agreement with MIT, which we refer to as the MIT License. We amended the MIT License in January 2010, November 2012, August 2013, November 2016 and December 2019. Under the MIT License, we acquired an exclusive worldwide license, with the right to grant sublicenses, to develop, make, sell, use and import certain licensed products that are therapeutic or prophylactic vaccines and use certain licensed processes in the exercise of rights to the licensed products, the manufacture, sale and practice of which are covered by patent rights owned or controlled by MIT, including patents jointly owned with Brigham, the President and Fellows of Harvard College, the Immune Disease Institute and the Children’s Medical Center Corporation. Our exclusivity is subject to certain retained rights of these institutions and other third parties.
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
MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specified date in the fourth quarter of 2019. In December 2019, we entered into the Fourth Amendment to the MIT License, which we refer to as the MIT Amendment. Pursuant to the MIT Amendment, the provision of the MIT License under which we were obligated to initiate a Phase 3 clinical trial for a licensed product by a specified date in the fourth quarter of 2019 is tolled until the earlier of (i) a specified date in the second quarter of 2020 or (ii) the effective date of a written amendment to the MIT License. Further, pursuant to the MIT Amendment, the parties agreed to negotiate in good faith to enter into a future amendment to the MIT License subject to our providing MIT with an amended diligence plan.
Shenyang Sunshine Pharmaceutical Co., Ltd.
In May 2014, we entered into a license agreement with 3SBio, as amended in May 2017, which we refer to as the 3SBio License. Pursuant to the 3SBio License, we were granted an exclusive license to certain pegadricase-related patents and related “know-how” owned or in-licensed by 3SBio for the worldwide (except for Greater China and Japan) development and commercialization of products based thereupon for human therapeutic, diagnostic and prophylactic use. We are also granted a worldwide (except for Greater China) exclusive license to develop, commercialize and manufacture or have manufactured products combining our proprietary ImmTOR platform with pegadricase or related compounds supplied by 3SBio (or otherwise supplied if our rights to manufacture are in effect) for human therapeutic, diagnostic and prophylactic use. We were also granted a co-exclusive license to manufacture and have manufactured pegadricase and related compounds for our preclinical and clinical use or, if the 3SBio License is terminated for 3SBio’s material breach, for any use under the 3SBio License. In addition, the 3SBio License, as amended, permits us to utilize one or more third parties to provide up to 20% of our commercial supply of pegadricase. Otherwise, except in the case of a supply shortage on the part of 3SBio, we are obligated to obtain at least 80% of our supply of such compounds for Phase 3 clinical trials and commercial use from 3SBio under the terms of supply agreements to be negotiated.
Under the 3SBio License we have paid to 3SBio an aggregate of $3.0 million in upfront and milestone-based payments. We are required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing our ImmTOR platform, and up to an aggregate of $41.5 million for products without our ImmTOR platform. We are also required to pay 3SBio tiered royalties on annual worldwide net sales related to the pegadricase component of products at percentages ranging from the low-to-mid single digits for products containing our ImmTOR platform, and from the mid-single digits to low or low-to-mid teens for products without our ImmTOR platform, subject to specified reductions. These royalties are payable, on a country-by-country and product-by-product basis until the later of (i) the date that all of the patent rights for that product have expired in that country, or (ii) a specified number of years from the first commercial sale of such product in such country.
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
Massachusetts Eye and Ear Infirmary
In May 2016, we entered into a license agreement with the Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc., or, collectively, MEE, which we refer to as the MEE License. Under the MEE License, we were granted an exclusive commercial worldwide license, with the right to grant sublicenses through multiple tiers, to make, have made, use, offer to sell, sell and import certain products and to practice certain processes, the sale, use or practice of which are covered by patents and proprietary know-how owned or controlled by MEE, for use of Anc80 gene therapy vectors for gene augmentation therapies expressing certain target sequences. On September 16, 2019, in accordance with the terms of the MEE License, we notified MEE of our intention to terminate the MEE License, effective December 15, 2019.

INTELLECTUAL PROPERTY
We endeavor to protect our nanoparticle technology, which we consider fundamental to our business, by seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties, relating to our program, product candidates, their methods of use and the processes for their manufacture. Our practice is to strive to protect our intellectual property by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, programs and product candidates that are commercially important to the operation and growth of our business. We also rely on trade secrets and know-how relating to our proprietary technology, programs and product candidates, continuing innovation and in-licensing opportunities to maintain, advance and fortify our proprietary position in our nanoparticle-based immunotherapy program and product candidates. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our program technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing the patents and proprietary rights of third parties.
We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to our nanoparticle-based immunotherapy technology, program and product candidates. Our patent portfolio contains a number of issued patents in the United States and certain foreign jurisdictions. We also own a number of pending patent applications in the United States and certain foreign jurisdictions. These patents and patent applications include claims directed to:

•	tolerance immunotherapy programs;

•	immune stimulation programs;

•	methods and compositions incorporating our proprietary nanoparticles in a variety of tolerance applications, including:

•
mitigating or treating anti-drug antibodies associated with protein drugs, such as for chronic refractory gout, covering ImmTOR co-administered with pegadricase, which related patents are expected to expire between 2032 and 2038, and

•	genetic therapies (such as viral delivery of genes), covering ImmTOR co-administered with a viral vector, which related patents are expected to expire between 2032 and 2039; and

•
development and commercialization of SEL-212, including both composition of matter and method of treatment claims (there are multiple patent families that cover the SEL-212 product, one of which is a licensed, issued U.S. patent that covers the SEL-212 product, which expires in 2021).

In addition, we have exclusively or non-exclusively licensed intellectual property, including U.S. issued patents, foreign issued patents, and pending applications in both the U.S. and foreign jurisdictions. The licensed patents and patent applications cover various aspects of the technology being developed by us, including claims directed to compositions of matter and methods of use, and have been filed in various countries worldwide including in North America, Europe and Asia, with material expiration dates varying from 2021 to, if claims are issued, 2028. In addition to filing and prosecuting patent applications in the United States, we often file analogous patent applications in the European Union and in additional foreign countries where we believe such filing is likely to be beneficial, including but not limited to Australia, Brazil, China, Europe, South Korea, Mexico, India, Israel and Japan.

Each patent’s term depends upon the laws of the countries in which they are obtained. The patent term in most countries in which we file is 20 years from the earliest date of filing of a non-provisional patent application. Notably, the term of U.S. patents may be extended due to delays incurred due to compliance with FDA or by delays encountered during prosecution that are caused by the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent, depending upon the length of time the drug is under regulatory review. There is a limit to the amount of time a patent may be extended in the United States; no patent extension can extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar patent term extensions are available in Europe and other jurisdictions for patents that cover regulatory-approved drugs. Currently, we own or license patents and patent applications with expected material expiration dates ranging from 2021 to 2039. However, the actual patent protection period varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products. SEL-212 may compete with others in the gout market, including KRYSTEXXA, which contains a pegylated uricase similar to the pegadricase component of SEL-212 and is indicated for the treatment of refractory gout. Horizon Pharma plc, whose affiliates own KRYSTEXXA, may find other approaches to eliminate undesired immunogenicity to KRYSTEXXA. Long-term treatment with global immunosuppressive products may increase the susceptibility to contract infections, tumors and may lead to organ failure. Large companies with active research to prevent the formation of ADAs and treat allergies or autoimmune diseases include Sanofi, Pfizer Inc., or Pfizer, and Merck & Co., Inc., or Merck. Small, early-stage biopharmaceutical companies active in the research for new technologies to induce antigen-specific immune tolerance include Anokion SA, AnTolRx Inc., Apitope International NV, Caladrius Biosciences, Cour Pharmaceutical Development Company, Inc., Dendright International, Inc., Parvus Therapeutics, REGiMMUNE Corporation, Rubius Therapeutics, Inc., Tolerion, Inc., Topas Therapeutics GmbH, SQZ Biotechnologies and Txcell SA. However, we believe that most of these companies are focused on autoimmune and inflammatory diseases rather than immune tolerance to biologics.

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

•
performance of adequate and well-controlled human clinical trials according to good clinical practice, or GCP, regulations and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity and potency of the proposed biological product for its intended use;

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
In addition to the submission of an IND to the FDA, supervision of certain human gene transfer trials may also require evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial.
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
U.S. review and approval processes
After the completion of clinical trials of a biological product candidate, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal trials, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act, or FDASIA, requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days after a Type C meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.
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
Expedited development and review programs
The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request that the FDA designate the biologic as a Fast Track product at any time during the clinical development of the product. The FDA may consider for review sections of the marketing application for a Fast Track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.
Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product subject to accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.
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
In the European Economic Area, or EEA, which is composed of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein, and the United Kingdom (until the end of the transition period on 31 December 2020 provided for in Withdrawal Agreement between the EU and the UK) medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.
There are two types of MAs.

•
The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), and medicinal products that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.

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
When conducting clinical trials in the EU, we must adhere to the provisions of the European Union Clinical Trials Directive (Directive 2001/20/EC) and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial. In April 2014, the EU passed the Clinical Trials Regulation (Regulation 536/2014), which will replace the current Clinical Trials Directive. To ensure that the rules for clinical trials are identical throughout the European Union, the EU Clinical Trials Regulation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive until the Clinical Trials Regulation becomes applicable. According to the current plans of the EMA, the Clinical Trials Regulation is expected to become applicable in 2020.
We are also subject to data privacy and security laws in the jurisdictions outside of the U.S. in which we are established, run clinical trials or in which we sell or market our products once approved. For example, in Europe we are subject to Regulation (EU) 2016/679 (General Data Protection Regulation or GDPR) in relation to our collection, control, processing and other use of personal data (i.e. data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the EEA., including the health and medical information of these participants. The GDPR is directly applicable in each E.U. Member State, however, it provides that E.U. Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to E.U. rules with respect to cross-border transfers of personal data out of the E.U. and EEA. We are subject to the supervision of local data protection authorities in those E.U. jurisdictions where we are established or otherwise subject to the GDPR. Fines for certain breaches of the GDPR are significant: up to the greater of EUR 20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm. Moreover, the United Kingdom leaving the E.U. could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the E.U. will be regulated, especially following the United Kingdom's departure from the E.U. on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the EU.
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
The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The ACA imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of pricing information and marketing expenditure as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.
Violation of any of such laws or any other governmental regulations that may apply to us can result in penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment.
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
We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to, as well as imposed certain other privacy obligations on, “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.
Coverage and reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological products for which we obtain regulatory approval. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Moreover, for drugs and biologics administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. Sales of any products for which we receive regulatory approval for commercial sale will therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers and other organizations.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. Further, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Acts, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the law.
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
Employees
As of January 31, 2020, we had 39 full-time employees, 27 of whom were primarily engaged in research and development activities. A total of 12 employees have either one or both an M.D. or Ph.D. degree. None of our employees are represented by a labor union and we consider our employee relations to be good.
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
Available Information
We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.selectabio.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

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
Since inception, we have incurred significant operating losses in every year. Our net loss was $55.4 million for the year ended December 31, 2019 and $65.3 million for each of the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $335.8 million. To date, we have financed our operations primarily through the public offering and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our ImmTOR platform, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of most of our product candidates, and we have not completed development of any ImmTOR-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:

-	conduct additional clinical trials of SEL‑212, our lead product candidate;

-	continue the research and development of our other product candidates;

-	seek to enhance our ImmTOR platform and discover and develop additional product candidates;

-	seek to maintain and enter into collaboration, licensing and other agreements, including, but not limited to research and development, and/or commercialization agreements;

-	seek regulatory approvals for any product candidates that successfully complete clinical trials;

-	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

-	maintain, expand and protect our intellectual property portfolio, including through licensing arrangements;

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
We believe that our existing cash, cash equivalents, investments, and restricted cash as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. We plan to commence our Phase 3 clinical program in SEL-212 in the second half of 2020. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K.
Moreover, under the terms of the MIT License, MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specified date in the fourth quarter of 2019. If we are unable to reach an agreement with MIT regarding an acceptable amendment of the MIT License and if we are unable to cure the breach, which is currently tolled until the earlier of (i) a specified date in the second quarter of 2020 or (ii) the effective date of a written amendment to the MIT Agreement, there could be a material adverse effect on our business. See “Business - Licenses and Collaborations – Massachusetts Institute of Technology.”
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
As of December 31, 2019 and December 31, 2018, we had an accumulated deficit of $335.8 million and $280.4 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of filing this Annual Report on Form 10-K.
We are exploring various sources of funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or, grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. If we are unable to raise sufficient capital, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the company.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We commenced active operations in 2007, and our operations to date have been limited to developing and researching our ImmTOR platform and related products and programs, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. Other than SEL-212, our lead product candidate, our other product candidates are still in preclinical development. While we have completed our early development clinical trials and a Phase 2 clinical trial for SEL‑212, we have not completed a clinical trial for any other product candidate, nor have we demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter‑to‑quarter and year‑to‑year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Changes in U.S. tax law may materially adversely affect our financial condition, results of operations and cash flows.
The Tax Cuts and Jobs Act of 2017, or TCJA, has significantly changed the U.S. federal income taxation of U.S. corporations. The TCJA remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, which have lessened or increased certain adverse impacts of the TCJA and may do so in the future. We continue to work with our tax advisors and auditors to determine the full impact that the TCJA will have on us. We urge our investors to consult with their legal and tax advisors with respect to the TCJA.
Our ability to use our net operating loss and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.
We have net operating loss carryforwards, or NOLs, for federal and state income tax purposes that may be available to offset our future taxable income, if any. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre‑change NOLs to offset future taxable income. If the U.S. Internal Revenue Service, or IRS, challenges our analysis that existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in connection with or after a public offering, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. As a result, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability. The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us. Under the TCJA, although the treatment of NOLs arising on or before December 31, 2017 has generally not changed, NOLs arising on or after January 1, 2018 will generally only be able to offset 80% of taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.
RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES
Our product candidates are based on our ImmTOR platform, which is an unproven approach designed to induce antigen‑specific immune tolerance to biologic drugs. We are very early in most of our clinical development efforts and may not be successful in our efforts to use our ImmTOR platform to build a pipeline of product candidates and develop marketable drugs.
All of our product candidates are derived from our ImmTOR platform, which is an unproven approach to induce antigen‑specific immune tolerance and to mitigate the immunogenicity of biologic therapies currently being implemented to treat patients. We are primarily developing our ImmTOR platform to improve and enable activity in biologics that are designed to treat rare and serious diseases, with an initial focus on developing SEL‑212 for the treatment of chronic refractory gout. We are also leveraging our ImmTOR platform to pursue programs in additional therapeutic areas with a focus on gene therapy.
We are developing two gene therapy product candidates for rare inborn errors of metabolism. Our lead gene therapy program, known as SEL-302, is a potential gene therapy product candidate for MMA. In August 2019, we entered into a feasibility study and license agreement with AskBio, the AskBio Collaboration Agreement, pursuant to which we and AskBio agreed to conduct proof of concept studies to potentially validate the use of our ImmTOR platform in conjunction with an AAV gene therapy for the treatment of MMA, based on SEL-302, to mitigate the formation of neutralizing anti-AAV capsid antibodies. If the proof of concept studies are successful, we will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. Our second gene therapy product candidate, known as SEL-313, is being developed to treat ornithine transcarbamylase deficiency. In September 2018, we announced a collaboration with the European consortium, CureCN, for an ImmTOR+AAV gene therapy combination product candidate in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. We expect the CureCN consortium to obtain scientific advice from the German drug regulatory authority in 2020.
We are at an early stage of development of most of our product candidates and our technology has not yet led to, and may never lead to, approvable or marketable drugs. We may have problems identifying new product candidates and applying our technologies to these other areas. Even if we are successful in identifying new product candidates, they may not be suitable for clinical development, including as a result of harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:

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
We are applying our ImmTOR platform to antigen-specific immune tolerance for gene therapy involving gene augmentation, replacement or editing. Regulatory authorities in the United States and European Union have limited experience in reviewing and approving gene therapy products, which could affect the time and data required to obtain marketing authorization of any of our product candidates.
Our future success depends in part on our successful development of viable gene therapy product candidates utilizing ImmTOR platform. We may experience problems or delays in developing such product candidates and any such problems or delays (i) may result in unanticipated costs and time to develop our product candidates and/or (ii) may not be resolved in a satisfactory manner.

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
Our lead product candidate, SEL-212, was evaluated in a Phase 2 clinical program that was initiated in October 2016 and the final patient's last visit occurred in January 2019. In March 2019, we initiated COMPARE, a Phase 2 clinical trial designed to directly compare the safety, efficacy and tolerability of SEL-212 to the currently FDA-approved uricase therapy, KRYSTEXXA, for the treatment of patients with chronic refractory gout, and completed our targeted enrollment of the COMPARE trial in December 2019. We are preparing for the start of a pivotal Phase 3 program for SEL-212.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failed clinical trial can occur at any stage of testing. Moreover, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the clinical trial results from our Phase 2 head-to-head (COMPARE) study of SEL-212, including interim results, may not be predictive of future results. Moreover, we may not be able to complete, or may be required to deviate from the current clinical trial protocol for a variety of reasons.
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
Opening trial sites outside the United States may involve additional regulatory, administrative and financial burdens, including compliance with foreign and local requirements relating to regulatory submission and clinical trial practices. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices, or GCPs, and the FDA must be able to validate the data from the trial through an onsite inspection, if necessary. Generally, the patient population for any clinical trials conducted outside the United States must be representative of the population for which we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Nonetheless, there can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our development of any applicable product candidates.
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
Further, the SEL-212 multi-year clinical development program requiring multiple clinical trials resulted in the use of different formulations of ImmTOR. While we do not believe that differences in formulation will affect the safety or the efficacy of SEL-212, we cannot guarantee that any such formulation changes will not negatively impact the results of any clinical trials related to SEL-212, or result in a significant difference in the safety and efficacy of SEL-212.
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
Any disruption in production or inability of 3SBio in China to produce adequate quantities of pegadricase to meet our needs, whether as a result of a natural disaster, public health emergency, such as the novel coronavirus, failure to comply with regulatory requirements or other causes, could impair our ability to operate our business on a day‑to‑day basis and to continue our research and development of our future product candidates. Furthermore, since 3SBio is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports were followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Pegadricase is subject to, and any other components we purchase from China may be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs.
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

In addition to 3SBio, we rely, and expect to continue to rely, on other third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. Our reliance on such third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, we rely on third parties for the manufacture of our gene therapy preclinical materials. Gene therapy is a relatively new area for commercial biopharmaceutical development and there are a limited number of CMOs with adequate facilities and expertise in this area. As a result, we may be unable to successfully manufacture our gene therapy preclinical materials through a third party or scale up the manufacture of our gene therapy product candidates for clinical testing or commercialization, if at all.
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
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for required raw materials used in the manufacture of our product candidates or for the manufacture of finished product. Moreover, we often rely on one CMO to produce multiple product components. For instance, one of our CMOs produces several polymers used in our ImmTOR platform. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and expected future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.
The novel coronavirus outbreak could adversely impact our business, financial condition and results of operations.
In December 2019, a strain of novel coronavirus surfaced in Wuhan, China. In January 2020, the World Health Organization declared the novel coronavirus outbreak a “Public Health Emergency of International Concern” and the U.S. Department of State instructed travelers to avoid all nonessential travel to China. The coronavirus has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. As a result of the outbreak, certain of our suppliers and CMOs in China may be affected, which could disrupt their activities. We could therefore face difficulty sourcing key components necessary to produce supply of SEL-212, which may negatively affect our clinical development activities. While we have a back-up supplier for SEL-037 in the United States, they may not have capacity in a timely manner for our projects and they may cost more, which could affect our results of operations and financial position. If the coronavirus further impacts US business operations, including our CMOs and suppliers, we could face additional disruption to our supply chain that could affect the supply of drug product for the clinical trials.  In addition, the coronavirus outbreak could delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.
At this point in time, there is significant uncertainty relating to the potential effect of the novel coronavirus on our business. Infections may become more widespread, including in countries where we are conducting clinical trials, and manufacturing closures and travel restrictions may remain or worsen, all of which would have a negative impact on our business, financial condition and results of operations.
Our existing collaborations are important to our business, and future licenses may also be important to us. If we are unable to maintain any of these collaborations, or if these arrangements are not successful, or we are unable to enter into future licenses, our business could be adversely affected.
We have entered into collaborations with other parties, including pharmaceutical companies and universities, to develop products based on our ImmTOR platform, and such collaborations and licensing arrangements currently represent a significant portion of our product pipeline and are expected to represent a larger portion of our pipeline in the future. Certain of our collaborations have provided us with important funding for some of our development programs and we expect to receive additional funding under collaborations in the future although not all of our collaborations may result in funding to the Company, and certain collaborations, licenses and agreements may result in increased expenditures by the Company. Our existing collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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
If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under such collaborations. If we do not receive the funding we expect under these agreements, our continued development of our ImmTOR platform and product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our therapeutic program collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.
Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination or otherwise changes its business priorities, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of our business in the business and financial communities, and our stock price, could be adversely affected. In addition, we have a limited number of collaborations and if our relationship with any one or more of such collaborators were to cease, our business would be harmed as a result. For example, MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specified date in the fourth quarter of 2019. In December 2019, we entered into the MIT Amendment. Pursuant to the MIT Amendment, the provision of the MIT License under which we were obligated to initiate a Phase 3 clinical trial for a licensed product by a specified date in the fourth quarter of 2019 is tolled until the earlier of (i) a specified date in the second quarter of 2020 or (ii) the effective date of a written amendment to the MIT Agreement. The parties agreed to negotiate in good faith to enter into a future amendment to the MIT License after we provide MIT with an amended diligence plan. However, if we are unable to reach an agreement with MIT regarding an acceptable amendment of the MIT License and if we are unable to cure the breach, there could be a material adverse effect on our business. See “Business - Licenses and Collaborations - Massachusetts Institute of Technology.”
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
Our reliance on these third parties for research and development activities will reduce our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP regulations, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or third-party contractors fail to comply with applicable GCPs, the data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government‑sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third‑party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. For example, even if the statistical results from our Phase 2 head-to-head (COMPARE) trial vs. KRYSTEXXA favor SEL-212 and SEL-212 receives marketing approval, the drug may fail to gain market acceptance from physicians, patients, third-party payors and others in the medical community who may continue to favor KRYSTEXXA. The degree of market acceptance of our product candidates, if any, will depend on a number of factors, including:

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

-
the federal False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent. Private individuals (e.g., whistleblowers) can bring these actions on behalf of the government; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

-
the federal Physician Payments Sunshine Act, which requires applicable manufacturers of certain products for which payment is available under a federal healthcare program to report annually to the government information related to certain payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members;

-
analogous state laws and regulations, such as state anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third‑party payors, including private insurers; and requirements to comply with federal and pharmaceutical industry compliance guidelines;

-
state data privacy and price transparency laws, many of which differ from each other in significant ways and often are broader than and not preempted by HIPAA or the Sunshine Act, thus complicating compliance efforts; by way of example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context; and

-
similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation, or GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union (including health data); in addition, the United Kingdom leaving the E.U. could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the E.U. will be regulated, especially following the United Kingdom's departure from the E.U. on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the E.U.

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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Acts, or the Tax Act, was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA or our business. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations administered by the U.S. Commerce Department’s Bureau of Industry and Security, U.S. Customs regulations, various economic and trade sanctions regulations including those administered or enforced by relevant government authorities, such as by the U.S. Treasury Department’s Office of Foreign Assets Control or the U.S. Department of State, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti‑bribery and anti‑money laundering laws in the countries in which we conduct activities. U.S. sanctions laws and regulations may govern or restrict our business and activities in certain countries and with certain persons. Anti‑corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other partners from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our product candidates abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government‑affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Our violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
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
We may also be unable to maintain third‑party intellectual property rights. For example, MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specified date in the fourth quarter of 2019. In December 2019, we entered into the MIT Amendment. Pursuant to the MIT Amendment, the provision of the MIT License under which we were obligated to initiate a Phase 3 clinical trial for a licensed product by a specified date in the fourth quarter of 2019 is tolled until the earlier of (i) a specified date in the second quarter of 2020 or (ii) the effective date of a written amendment to the MIT License. The parties agreed to negotiate in good faith to enter into a future amendment to the MIT License after we provide MIT with an amended diligence plan. However, if we are unable to reach an agreement with MIT regarding an acceptable amendment of the MIT License and if we are unable to cure the breach, there could be a material adverse effect on our business. See “Business - Licenses and Collaborations - Massachusetts Institute of Technology.”
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
RISKS RELATED TO OUR OPERATIONS
Our new corporate strategy may not be successful.
On January 3, 2019, following a strategic business review, we announced our new strategy to focus on the development of SEL-212 for the treatment of chronic refractory gout and advancement of our ImmTOR platform in the area of gene therapy, specifically ImmTOR in combination with AAV gene therapy for the treatment of CN and MMA, as well as the deprioritization of our oncology development program. The success of this strategic shift will depend on our ability to successfully develop our product candidates, hire and retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital, as well as our ability to enter into collaborations with third parties. The early stage development of novel product candidates is highly unpredictable due to the lengthy and expensive process of clinical drug development, potential for safety, efficacy or tolerability problems with such product candidates, unexpected expenses or inaccurate financial assumptions or forecasts, potential delays or unfavorable decisions of regulatory agencies and competition for targeted indications or within targeted markets. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations or financial condition.
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on Carsten Brunn, Ph.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements or offer letters with Dr. Brunn and other executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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

-
natural disasters, political and economic instability, including wars, events of terrorism and political unrest, outbreak of disease, including the novel coronavirus boycotts, curtailment of trade and other business restrictions and economic weakness, including inflation;

-	changes in diplomatic and trade relationships;

-
challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

-	restriction on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (CFIUS) and substantial restrictions on investment from China;

-	certain expenses including, among others, expenses for travel, translation and insurance;

-	legal risks, including use of the legal system by the government to benefit itself or affiliated entities at our expense, including expropriation of property; and

-
regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA its books and records provisions, or its anti‑bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.
Our business and operations would suffer in the event of system failures or unauthorized or inappropriate use of or access to our systems.
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 45.9% of our outstanding voting stock as of December 31, 2019. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of an aggregate of approximately 0.34 million shares of our common stock as of December 31, 2019 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
In addition, on June 27, 2017, we issued and sold in a private placement 3,088,791 shares of our common stock (of which 338,791 shares have continuing registration rights) and a warrant to purchase 79,130 shares of our common stock, including to certain of our affiliates. Pursuant to a registration rights agreement entered into with the investors in the private placement, on July 13, 2017, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrant. Similarly, on December 23, 2019, we issued and sold in a private placement 37,634,883 shares of our common stock and warrants to purchase 31,330,629 shares of our common stock, including to certain of our affiliates. Pursuant to a registration rights agreement entered into with the investors in the private placement, on January 29, 2019, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrant. As a result, these shares can be freely sold in the public market.
We may not have the funds necessary to fulfill our obligation to repurchase certain warrants.
Under certain circumstances, holders of certain warrants issued in December 2019 may require us to repurchase the remaining unexercised portion of such warrants for an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. Our ability to repurchase the warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot be certain that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase the warrants.
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
We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. We have, historically, relied on these exemptions, and we may continue to do so until they are no longer available to us. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters are currently located at 480 Arsenal Way, Watertown, Massachusetts and consist of 32,933 total square feet of leased office and laboratory space under a lease that expires in March 2020.
In July 2019, we entered into a lease for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts, commencing in March 2020, which will serve as our new corporate headquarters.
We also lease approximately 2,500 square feet of office and laboratory space in Moscow, Russia on a month to month basis.
Item 3. Legal Proceedings
We are not party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Directors
Carsten Brunn, Ph.D. has served as our President, Chief Executive Officer and member of our board of directors since December 2018. Prior to joining Selecta Biosciences, Inc., Dr. Brunn was the President of Pharmaceuticals for the Americas Region at Bayer and a member of the Global Pharmaceutical Executive Committee. Prior to being appointed to that role in 2017, he was the President of Bayer Pharmaceuticals in Japan, a role he held since 2013. He also served as the Chairman of the European Federation of Pharmaceutical Industries and Associations (EFPIA) Japan, an organization representing innovative pharmaceutical companies in Japan. Over the last 25 years, Dr. Brunn has held a number of senior leadership positions in Europe, Asia and the United States at leading companies such as Eli Lilly, Novartis, Basilea and Bausch and Lomb. Dr. Brunn

graduated from the University of Freiburg in Germany with a Master of Science in Pharmaceutical Sciences. In addition, he studied at the University of Washington under a research scholarship. He received his Ph.D. in Chemistry from the University of Hamburg, Germany and completed his executive education at London Business School. Dr. Brunn's experience as a senior executive of life sciences companies and knowledge of the pharmaceutical and biotechnology industries contributed to our board of directors' conclusion that he should serve as a director of our company.
Carrie S. Cox has served as a member of our board of directors and as chairman of the board of directors since November 2019. Ms. Cox most recently served as the Chief Executive Officer of Humacyte, Inc., a regenerative medicine company based in Durham, North Carolina, from 2010 to June 2018, and has served as a member of its board of directors since 2010, serving as chairman from 2011 to June 2019. Ms. Cox has served on the boards of directors of Texas Instruments Incorporated since 2004 and Cardinal Health, Inc. since 2009, and as the chairman of the board of directors of electroCore, Inc. since July 2018. Ms. Cox previously served on the board of directors of Celgene Corporation from 2009 to November 2019 and as chairman of the board of directors of Array BioPharma, Inc. from August 2018 to July 2019. Ms. Cox received a B.S. from the Massachusetts College of Pharmacy, and was a registered pharmacist. Ms. Cox’s vast experience as a pharmaceutical executive and member of multiple boards of directors in the biotechnology industry as well as her knowledge of corporate strategy qualifies her to serve as a director of our company.
Timothy C. Barabe has served as a member of our board of directors since July 2016. Mr. Barabe also serves on the boards of Veeva Systems Inc. and Vigilant Biosciences, Inc., a private company. From 2001 to January 2020, Mr. Barabe served on the board of ArQule, Inc., and from 2014 to 2017, Mr. Barabe served on the board of directors of Opexa Therapeutics, Inc. Mr. Barabe retired in June 2013 from his position as Executive Vice President and Chief Financial Officer of Affymetrix, Inc. Previously, from July 2006 until March 2010, he was Senior Vice President and Chief Financial Officer of Human Genome Sciences, Inc. From 2004 to 2006, he served as Chief Financial Officer of Regent Medical Limited, a U.K.-based, privately owned, surgical supply company. Mr. Barabe served with Novartis AG from 1982 through August 2004 in a succession of senior executive positions in finance and general management, most recently as the Chief Financial Officer of Sandoz GmbH, the generic pharmaceutical subsidiary of Novartis. Mr. Barabe received his B.B.A. degree from the University of Massachusetts (Amherst) and his M.B.A. degree from the University of Chicago. Mr. Barabe’s experience as a senior financial executive of life sciences companies and knowledge of the pharmaceutical and biotech industries contributed to our board of directors’ conclusion that he should serve as a director of our company.
Scott D. Myers has served as a member of our board of directors since June 2019. Mr. Myers most recently served as Chief Executive Officer, President, and Chairman of the Board of Rainier Therapeutics, a clinical-stage biotechnology company focused on metastatic bladder cancer, from June 2018 to January 2020. Prior to Rainier Therapeutics, Mr. Myers served as Chief Executive Officer and as a member of the board of directors of Cascadian Therapeutics, an oncology company, from April 2016 until it was acquired by Seattle Genetics in March 2018. Prior to Cascadian, Mr. Myers served as Chief Executive Officer of Aerocrine AB, a medical device company, from 2011 through its acquisition by Circassia Pharmaceuticals plc in July 2015. Mr. Myers held senior commercial operations, general management, and information management positions for UCB SA, a Belgium-based biopharmaceutical company, and Johnson & Johnson. He currently serves on the board of directors of Harpoon Therapeutics. Mr. Myers earned his B.A. in biology from Northwestern University and his M.B.A. from the University of Chicago Booth School of Business. Mr. Myers’ experience as a senior executive of life sciences companies and knowledge of the pharmaceutical and biotech industries contributed to our board of directors’ conclusion that he should serve as a director of our company.
Amir Nashat, Ph.D. has served as a member of our board of directors since 2008. Dr. Nashat has been a Partner at Polaris Partners, a venture capital firm, since 2009 and focuses on investments in the life sciences. He currently serves on the board of directors of Fate Therapeutics, Inc., Syros Pharmaceuticals, Scholar Rock Inc., and several private companies. Dr. Nashat has also served as a director of Receptos, Inc., BIND Therapeutics, Inc., aTyr Pharma, as well as Adnexus Therapeutics, Inc. (acquired by Bristol-Myers Squibb Company) and other private companies. Dr. Nashat completed his Ph.D. as a Hertz Fellow in Chemical Engineering at MIT with a minor in biology. Dr. Nashat earned both his M.S. and B.S. in materials science and mechanical engineering at the University of California, Berkeley. Dr. Nashat’s extensive experience as a venture capitalist and board member to numerous companies in the biotechnology industry contributed to our board of directors’ conclusion that he should serve as a director of our company.
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
Patrick Zenner has served as a member of our board of directors since June 2017. Mr. Zenner retired in 2001 from the position of President and Chief Executive Officer of Hoffmann-La Roche Inc., North America, based in Nutley, N.J. Mr. Zenner held various executive positions during his 32-year career with the company. Mr. Zenner is currently a member of the board of trustees of Creighton University and is Chairman of the board of trustees of Fairleigh Dickinson University. In addition, Mr. Zenner is Chairman of the board and a director of West Pharmaceutical Services, Inc. From 2002 until January 2020, Mr. Zenner served as Chairman of the board and a director of ArQule, Inc. Until its sale in 2012, Mr. Zenner was a director of Par Pharmaceuticals, Inc. In 2010, he resigned from the boards of Geron Corporation, Xoma Ltd. and Exact Sciences, Inc. Until its sale in September 2009, Mr. Zenner was a director of CuraGen Corporation. Mr. Zenner received a B.S./B.A. from Creighton University and an M.B.A. from Fairleigh Dickinson University. Mr. Zenner’s extensive experience as a senior pharmaceutical executive and board member to numerous companies in the biotechnology industry contributed to our board of directors’ conclusion that he should serve as a director of our company.

Information about our Executive Officers
Bradford D. Dahms has served as our Chief Financial Officer since September 2019. Prior to joining Selecta Biosciences, Mr. Dahms was a Senior Vice President in the Healthcare Group at Cantor Fitzgerald & Co. from April 2014 to August 2019, focused on providing strategic and financial advice to life sciences companies. Prior to joining Cantor, Mr. Dahms worked as an investment banker at RBC Capital Markets from 2012 to 2014, covering the healthcare sector. Previously, he worked in the Corporate and Investment Banking Group at J.P. Morgan. Mr. Dahms received his a B.S. in Economics, with honors, from the Ohio State University.
Lloyd Johnston, Ph.D. has served as our Chief Operating Officer and Senior Vice President, Research and Development since January 2014. Dr. Johnston served as our Senior Vice President of Pharmaceutical Research, Development and Operations from January 2011 to December 2013 and Vice President of Pharmaceutical Research from July 2008 to January 2011. Prior to joining Selecta, Dr. Johnston was Vice President of Operations for Alkermes, Inc. from 2004 to 2008, and served in several roles, including Director of Manufacturing, from 1999 to 2004, with responsibility for process development, scale-up, and clinical manufacturing for pulmonary and sustained release injectable products, as well as leadership of Alkermes’ manufacturing facility in Chelsea, MA. At Alkermes, Dr. Johnston was also a project leader and member of Steering Committees for numerous products through various stages of development from Phase 1 through registration. Dr. Johnston was an original member of Advanced Inhalation Research Inc., or AIR, a private company formed in 1998 and acquired by Alkermes in 1999. Prior to joining AIR, Dr. Johnston was a lecturer in the Department of Chemical Engineering at the University of New South Wales in Sydney, Australia. He received his B.Sc. in Chemical Engineering from Queen’s University in Ontario, Canada, and his M.S. and Ph.D. in Chemical Engineering from MIT.
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

Elona Kogan, J.D. has served as our General Counsel and Secretary since March 2019. Ms. Kogan most recently served as General Counsel and head of Government Relations at ARIAD Pharmaceuticals, a rare disease oncology company, from July 2016 to April 2017, where she was a key executive through the acquisition of the company by Takeda Pharmaceuticals Company Ltd. Prior to joining ARIAD, from May 2011 to August 2015, Ms. Kogan led the legal and government affairs functions of a publicly traded pharmaceutical company dedicated to developing treatments for central nervous system disorders, where she played a central role in the strategic acquisition of the company by Otsuka Pharmaceutical Co. Ltd. Prior roles included positions of increasing responsibility at King Pharmaceuticals, Bristol-Myers Squibb, and Bergen Brunswig Corporation. Ms. Kogan is also a member of the board of directors of Cardax, Inc., a biotechnology company, and serves as the Chairperson of the Compensation Committee, and a member of the Audit Committee. Ms. Kogan is a graduate of the SCALE program at Southwestern University School of Law. Ms. Kogan graduated cum laude from Columbia University, Barnard College, with a degree in economics.
Alison D. Schecter, M.D. has served as our Chief Medical Officer since July 2019. Prior to joining Selecta, Dr. Schecter served as Global Project Head (GPH), Rare Diseases at Sanofi, a pharmaceutical company, from January 2017 to July 2019. She also was the primary BD strategy liaison in Rare Disease. Prior to Sanofi, Dr. Schecter was GPH at Baxalta, a pharmaceutical company, from September 2016 to December 2017. Prior to Baxalta, she was VP of Cardiovascular and Metabolism (CVM) at the J&J Innovation Center, a pharmaceutical company, from January 2015 to September 2016. Previously, she led translational medicine in CVM at Novartis from April 2008 to December 2014. Earlier, Dr. Schecter was Associate Professor in Immunology and Medicine at Mount Sinai. Her innovative academic translational research led to a successful career in biotechnology. She completed her internal medicine residency at Johns Hopkins Hospital, cardiology fellowship at Massachusetts General Hospital, and a research fellowship at Mount Sinai. She earned her M.D. from SUNY Downstate.
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
Holders
As of March 6, 2020, there were approximately 86,420,195 shares of our common stock outstanding held by approximately 60 holders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividends
We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not expect to pay any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. In addition, our loan and security agreement with SVB currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between June 21, 2016 (the date of our initial public offering) and December 31, 2019, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 at the market close on June 21, 2016 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN SELECTA BIOSCIENCES, INC.,
NASDAQ COMPOSITE INDEX AND NASDAQ BIOTECHNOLOGY INDEX
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities or the Exchange Act.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any of our equity securities during the quarter ended December 31, 2019.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

On December 18, 2019, we entered into a Securities Purchase Agreement (the “2019 Purchase Agreement”) with the purchasers named therein (each, an “Investor” and, collectively, the “Investors”), including certain members of our board of directors. Pursuant to the 2019 Purchase Agreement, we sold (i) an aggregate of 37,634,883 shares of our common stock at a purchase price of $1.46 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Global Market on December 18, 2019, (ii) warrants to purchase an aggregate of 22,988,501 shares of common stock at a purchase price equal to $0.125 per share underlying each warrant, and (iii) pre-funded warrants to purchase an aggregate of 8,342,128 shares of common stock at a purchase price equal to $1.46 per share underlying each pre-funded warrant, for aggregate net proceeds of approximately $65.6 million, after deducting approximately $4.4 million in placement agent commissions and other transaction costs. Each warrant has an exercise price per share of common stock equal to $1.46 per share. Each pre-funded warrant has an exercise price per share of common stock equal to $0.0001 per share. The closing of the offering occurred on December 23, 2019.
This transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. Each Investor has represented that it is an accredited investor, as defined in Regulation D, and has acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.

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
We have derived the consolidated statement of operations and comprehensive loss data for the years ended December 31, 2019, 2018, and 2017, and the consolidated balance sheet data as of December 31, 2019, and 2018, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and comprehensive loss for the years ended December 31, 2016 and 2015 the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results that should be expected in the future.

	Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data
Grant and collaboration revenue	$6,677	$903	$207	$8,083	$6,011
Operating expenses	59,132	65,925	63,991	42,753	31,315
Loss from operations	(52,455)	(65,022)	(63,784)	(34,670)	(25,304)
Loss on extinguishment of debt	—	—	(673)	—	—
Change in fair value of warrant liabilities	(857)	—	—	—	—
Other income (expense), net	(2,038)	(314)	(864)	(1,540)	130
Net loss	$(55,350)	$(65,336)	$(65,321)	$(36,210)	$(25,174)
Net loss per share:
Basic and diluted	$(1.22)	$(2.92)	$(3.20)	$(3.89)	$(15.13)
Weighted average common shares outstanding:
Basic and diluted	45,548,511	22,389,286	20,425,050	10,493,939	2,150,422

	As of December 31,
(In thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data
Cash, cash equivalents, short-term deposits and investments	$89,893	$37,403	$96,562	$84,141	$36,462
Total assets	$99,569	$44,482	$101,100	$89,301	$42,824
Loans payable	$18,905	$21,385	$21,042	$12,044	$11,855
Warrant liabilities	$41,549	$—	$—	$—	$—
Redeemable convertible preferred stock	$—	$—	$—	$—	$137,482
Total stockholders' equity (deficit)	$8,397	$(5,418)	$51,814	$54,957	$(116,493)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors.” A discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW
We are a clinical-stage biopharmaceutical company using our ImmTOR platform with the goal to effectively and safely treat rare and serious diseases by enabling the development of novel biologic therapies that would otherwise be limited by their immunogenicity. Many such diseases are treated with biologic therapies that are foreign to the patient’s immune system and therefore elicit an undesired immune response.
Our proprietary tolerogenic ImmTOR platform encapsulates an immunomodulator in biodegradable nanoparticles and is designed to mitigate the formation of ADAs by inducing antigen-specific immune tolerance to biologic drugs. We believe ImmTOR has potential to enhance the efficacy without compromising the safety of existing approved biologic drugs, improve product candidates under development and enable novel therapeutic modalities, such as re-administration of systemic gene therapy.
Our Current Programs
Chronic Refractory Gout
Our lead product candidate, SEL-212, is designed to be a monthly treatment for chronic refractory gout, a debilitating rare disease with an unmet medical need. SEL-212 consists of a combination of our ImmTOR platform co-administered with pegadricase. Pegadricase is an investigational recombinant pegylated uricase (urate oxidase), an enzyme not naturally found in humans, and is therefore highly immunogenic. This enzyme is designed to treat patients with symptomatic gout, refractory to standard uric acid lowering treatment, by breaking down the excess uric acid to the more soluble allantoin. In preclinical studies, we observed that ImmTOR, when co-administered with pegadricase, induced antigen-specific immune tolerance to pegadricase and substantially reduced the formation of associated ADAs. Based on our Phase 1/2 clinical data, we believe that SEL-212 has the potential to control SUA levels and mitigate the formation of ADAs in response to the therapeutic enzyme.
Our Phase 1 data provided evidence that ImmTOR mitigated the formation of ADAs against pegadricase in a dose-dependent manner after a single dose of SEL-212. In our Phase 2 trial, ImmTOR inhibited the formation of ADAs in patients with up to five monthly doses, resulting in sustained reduction of SUA levels. We also observed a lower-than-expected rate of gout flares in the first months after initiation of SEL-212 treatment, with further reductions observed in months three to five. SEL-212, if successfully developed and approved, has the potential to offer a unique treatment for patients with chronic refractory gout, including reduced immunogenicity, improved efficacy, and monthly dosing compared to other FDA-approved treatments, and provide clinical evidence supporting the utility of our ImmTOR platform in providing patients with antigenic specific tolerance.
In March 2019, we initiated a Phase 2 head-to-head clinical trial of SEL-212 (COMPARE), in which SEL-212 is being compared against the current FDA-approved therapy for chronic refractory gout, KRYSTEXXA, in multiple clinical sites in the United States. We completed enrollment of our Phase 2 head-to-head (COMPARE) clinical study against KRYSTEXXA in December 2019 and expect to report top-line data in the third quarter of 2020. The two-armed, open label trial has enrolled approximately 150 patients, randomized 1:1, with one arm receiving KRYSTEXXA (as set forth in the prescribing information) and the other arm receiving six monthly doses of SEL-212. The primary endpoint in the study is the percentage of patients in each arm that maintain SUA control below 6.0 mg/dL, for at least 80% of the time during months three and six. We plan to commence the Phase 3 clinical program in SEL-212 in the second half of 2020. We will require additional resources to complete the planned Phase 3 clinical program for SEL-212.
We expect our clinical and, if approved, marketing strategy for SEL-212 to initially focus on the estimated 160,000 patients in the United States with chronic refractory gout, and to focus on those patients that are being treated by rheumatologists.
Gene Therapy

In August 2019, we entered into a feasibility study and license agreement with AskBio, the AskBio Collaboration Agreement, pursuant to which we and AskBio will conduct proof of concept studies to potentially validate the use of our ImmTOR platform in conjunction with an AAV gene therapy to mitigate the formation of neutralizing anti-AAV capsid antibodies, which currently precludes redosing. The initial product candidate being developed under this collaboration is gene therapy for MMA which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. We previously conducted preclinical studies for this product candidate based on SEL-302 and will leverage that previous work within the collaboration. If the proof of concept studies are successful, we will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. We plan to enter the clinic under this collaboration in 2020.
Additionally, in December 2019 we entered into the AskBio License Agreement which provides AskBio with exclusive worldwide rights to our ImmTOR platform to research, develop and commercialize certain AAV-gene therapy products targeting the GAA gene, or derivatives thereof, to treat Pompe Disease.
In September 2018, we announced a collaboration with the European consortium, CureCN, for an ImmTOR+AAV gene therapy combination product candidate in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. We expect the CureCN consortium to obtain scientific advice from the German drug regulatory authority in 2020.
In December 2016, we entered into the Spark License Agreement which provides Spark with exclusive worldwide rights to our ImmTOR platform to research, develop and commercialize gene therapies for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A.
Our proprietary gene therapy product candidate, SEL-313, is being developed to treat OTC deficiency and is currently in preclinical development.

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
Since inception, we have incurred significant operating losses. We incurred net losses of $55.4 million and $65.3 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $335.8 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:

-	conduct additional clinical trials for SEL‑212;

-	continue the research and development of our other product candidates as well as product candidates that we may be developing jointly with collaboration partners;

-	seek to enhance our ImmTOR platform and discover and develop additional product candidates;

-	seek to enter into collaboration, licensing and other agreements, including, but not limited to research and development, and/or commercialization agreements;

-	seek regulatory approvals for any product candidates that successfully complete clinical trials;

-	potentially establish a sales, marketing and distribution infrastructure and scales‑up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

-	maintain, expand and protect our intellectual property portfolio, including through licensing arrangements; and

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

We will require additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. Under the terms of our exclusive patent license agreement with the Massachusetts Institute of Technology, or the MIT License, MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specified date in the fourth quarter of 2019. On December 13, 2019, we entered into the Fourth Amendment, which we refer to as the MIT Amendment, to the Exclusive Patent License Agreement by and between us and the Massachusetts Institute of Technology, or the MIT Agreement. Pursuant to the MIT Amendment, a provision of the MIT Agreement under which we were obligated to initiate a Phase 3 clinical trial for a licensed product by a specified date in the fourth quarter of 2019 is tolled until the earlier of (i) a specified date in the second quarter of 2020 or (ii) the effective date of a written amendment to the MIT Agreement. Further, pursuant to the MIT Amendment, the parties agreed to negotiate in good faith to enter into a future amendment to the MIT Agreement after we provide MIT with an amended diligence plan. If we are unable to reach an agreement with MIT regarding an acceptable amendment of the MIT License and if we are unable to cure the breach, there could be a material adverse effect on our business.
We believe that our existing cash, cash equivalents, investments, and restricted cash as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K. For additional information, see “Liquidity and Capital Resources.”
The consolidated financial information presented below includes the accounts of Selecta Biosciences Inc. and our wholly owned subsidiaries, Selecta (RUS) LLC, a Russian limited liability company, or Selecta RUS, and Selecta Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.
Grant and collaboration revenue
To date, we have not generated any product sales. Our revenue consists of grant and collaboration revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. In addition, we earn revenue under the terms of government contracts or grants, which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amount of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For a further description of the agreements underlying our collaboration and grant‑based revenue, see Notes 2 and 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Research and development
Our research and development expenses consist of external research and development costs, which we track on a program‑by‑program basis and primarily include CMO related costs, fees paid to CROs and internal research and development costs, which are primarily compensation expenses for our research and development employees, lab supplies, analytical testing, allocated overhead costs and other related expenses. Our internal research and development costs are often devoted to expanding our programs and are not necessarily allocable to a specific target.
We have incurred a total of $240.8 million in research and development expenses from inception through December 31, 2019, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine candidate, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Year ended December 31,
	2019	2018	2017
Research and development expenses (key projects and initiatives):
SEL-212	$25,489	$22,770	$19,593
SELA-070	46	1,602	1,227
Discovery and preclinical stage product candidate programs, collectively	1,614	2,623	6,933
Other internal research and development expenses	15,594	20,692	17,412
Total research and development expenses	$42,743	$47,687	$45,165

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
Other income (expense)
Other income (expense) consists primarily of issuance fees associated with warrant liabilities for the year ended December 31, 2019, and was de minimis for each of the years ended December 31, 2018 and 2017.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. At each of December 31, 2019 and December 31, 2018, we maintained cash of $0.4 million in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

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
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Spark (see Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
Collaboration and Grant Revenue: We currently generate our revenue through grants, collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. Grants and license agreements with customers are accounted for in accordance with ASC 606. We analyze collaboration arrangements by first assessing whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), and evaluate whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. Collaboration agreements with customers that are not within the scope of ASC 808 are accounted for in accordance with ASC 606. To the extent the collaboration agreement is within the scope of ASC 808, we also assess whether any aspects of the agreement are within the scope of other accounting literature (specifically ASC 606). We early adopted ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which provides guidance on evaluating certain transactions between collaborative arrangement participants. If we conclude that some or all aspects of the agreement are distinct and represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC 606. We recognize the shared costs incurred that are not within the scope of other accounting literature as a component of the related expense in the period incurred by analogy to ASC 730, Research and Development (ASC 730), and record reimbursements from counterparties as an offset to the related costs. In determining the appropriate amount of revenue to be recognized as it fulfills our obligations under the agreements in accordance with ASC 606, we perform the five steps above. As part of the accounting for the arrangement, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.
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
Warrant Liabilities
In December 2019, we issued common warrants in connection with the 2019 Purchase Agreement. Pursuant to the terms of these common warrants, we could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. We recorded the fair value of the common warrants of $40.7 million upon issuance using the Black-Scholes valuation model, and are required to revalue the common warrants at each reporting date with any changes in fair value recorded on our statement of operations. Inputs used to determine estimated fair value of the common warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. As of December 31, 2019, the fair value of the common warrants of $41.5 million was recorded as a long-term liability on our balance sheet, which resulted in a change in fair value of $0.9 million for the year ended December 31, 2019. Additionally, we allocated $1.2 million of the transaction costs associated with the 2019 Purchase Agreement to financing expense on our statement of operations. The remaining $3.2 million of transaction costs were offset against the proceeds allocated to our common stock and pre-funded warrants.
Stock‑Based Compensation
We account for all stock‑based compensation granted to employees and non‑employees using a fair value method. Stock‑based compensation is measured at the grant date fair value using the Black‑Scholes option pricing model and is recognized over the requisite service period of the awards, usually the vesting period, on a straight‑line basis, net of estimated forfeitures. We reduce recorded stock‑based compensation for estimated forfeitures. To the extent that actual forfeitures differ from management’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were adjusted. Stock‑based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest.
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

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2019 and 2018
Revenue
The following is a comparison of revenue for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2019	2018	(decrease)
Grant revenue	$—	$903	$(903)	—%
Collaboration revenue	6,677	—	6,677	—%
Total revenue	$6,677	$903	$5,774	639%
During the year ended December 31, 2019, we recognized $6.7 million in revenue upon expiration of the term for Spark to exercise additional target options that represented material rights and less than $0.1 million of revenue for two shipments to Spark under our collaboration agreement. During the year ended December 31, 2018, we recognized the remaining $0.9 million in grant revenues from NIDA after receiving final approval from NIDA.
Research and development
The following is a comparison of research and development expenses for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2019	2018	(decrease)
Research and development	$42,743	$47,687	$(4,944)	(10)%

During the year ended December 31, 2019, our research and development expenses decreased by $5.0 million, or 10%, as compared to 2018. The decrease reflects reduced costs in 2019 resulting from the completion of prior programs in 2018 combined with reduced salaries and benefits resulting from the headcount reduction in early 2019. The cost reductions were offset by an overall increase in costs incurred on our lead product candidate, SEL-212.
General and administrative

The following is a comparison of general and administrative expenses for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2019	2018	(decrease)
General and administrative	$16,389	$18,238	$(1,849)	(10)%

During the year ended December 31, 2019, our general and administrative expenses decreased by $1.8 million, or 10%, as compared to 2018. The decrease is the result of lower salary and stock compensation expense resulting from a reduction in headcount at the end of 2018, and lower patent and professional fees.
Investment income
Investment income remained relatively unchanged during the years ended December 31, 2019 as compared to 2018.
Foreign currency transaction gain (loss)
We recognized minimal foreign currency losses of less than $0.1 million and gains of $0.1 million during the year ended December 31, 2019 and 2018, respectively.
Interest expense
Interest expense was $1.5 million for each of the years ended December 31, 2019 and 2018, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
We recognized $0.9 million as a change in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology, for the year ended December 31, 2019, primarily driven by an increase in the share price from issuance (see Note 5).
Other income (expense)
Other (expense) income was $1.3 million and less than $0.1 million for the years ended December 31, 2019 and 2018, respectively.  The increase in the other expense during 2019 was the result of $1.2 million of fees incurred as a result of the issuance of liability classified common warrants in our December 2019 private placement (see Note 10).
Net Loss
Net loss for the year ended December 31, 2019 was $55.4 million compared to $65.3 million for the year ended December 31, 2018.

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
From our inception through December 31, 2019, we have raised an aggregate of $416.0 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $25.3 million from borrowings under our credit facility, $46.3 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering $118.4 million in combined net proceeds from private placements of our common stock in June 2017 and August and December 2019, $30.9 million from an underwritten follow-on offering of our common stock in January 2019, and $1.0 million in aggregate net proceeds from "at-the-market" offerings of our common stock in 2019.
Collaborations
On December 17, 2019, we entered into the AskBio License Agreement. Pursuant to the AskBio License Agreement, AskBio has exercised its option to exclusively license the Company’s intellectual property rights covering ImmTOR to research, develop, and commercialize certain AAV genetherapy products utilizing ImmTOR, and targeting the GAA gene, or derivatives thereof, to treat Pompe Disease. As of December 31, 2019, AskBio paid $2.0 million of the aggregate $7.0 million of upfront fees.
Financings
On December 23, 2019, we sold an aggregate of 37,634,883 shares of our common stock at a purchase price of $1.46 per share, warrants to purchase an aggregate of 22,988,501 shares of common stock at a purchase price of $0.125 per share underlying each common warrant, and pre-funded warrants to purchase an aggregate of 8,342,128 shares of common stock at a purchase price of $1.46 per share for net proceeds of $65.6 million, after deducting commissions and other transaction costs.
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
In August 2017, we entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an "at-the-market" offering. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. We intend to use the proceeds from the offering for working capital and other general corporate purposes. We may suspend or terminate the Sales Agreement at any time. During the year ended December 31, 2019, we sold 615,453 shares of our common stock pursuant to the Sales Agreement at an average price of approximately $1.84 per share for aggregate net proceeds of $1.0 million, after deducting commissions and other transaction costs.
As of December 31, 2019, our cash, cash equivalents, and restricted cash were $91.6 million, of which $1.7 million was restricted cash related to lease commitments and $0.4 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
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
As of December 31, 2019 and December 31, 2018, we had an accumulated deficit of $335.8 million and $280.4 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We will require additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. Under the terms of our exclusive patent license agreement with the Massachusetts Institute of Technology, or the MIT License, MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specified date in the fourth quarter of 2019. On December 13, 2019, we entered into the Fourth Amendment, which we refer to as the MIT Amendment, to the Exclusive Patent License Agreement by and between us and the Massachusetts Institute of Technology, or the MIT Agreement. Pursuant to the MIT Amendment, a provision of the MIT Agreement under which we were obligated to initiate a Phase 3 clinical trial for a licensed product by a specified date in the fourth quarter of 2019 is tolled until the earlier of (i) a specified date in the second quarter of 2020 or (ii) the effective date of a written amendment to the MIT Agreement. Further, pursuant to the MIT Amendment, the parties agreed to negotiate in good faith to enter into a future amendment to the MIT Agreement after we provide MIT with an amended diligence plan. If we are unable to reach an agreement with MIT regarding an acceptable amendment of the MIT License and if we are unable to cure the breach, there could be a material adverse effect on our business.
We believe that our existing cash, cash equivalents, investments, and restricted cash as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. We plan to commence our Phase 3 clinical program in SEL-212 in the second half of 2020. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including:

-	the scope, progress, results and costs of our clinical trials of SEL-212;

-	the number of product candidates that we pursue;

-	our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;

-	the cost of manufacturing clinical supplies of our product candidates;

-	our headcount growth and associated costs;

-	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

-	the costs, timing and outcome of regulatory review of our product candidates;

-	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

-	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

-	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

-	the effect of competing technological and market developments; and

-	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

Summary of Cash Flows

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash provided by (used in):
Operating activities	$(51,435)	$(59,161)	$(52,026)
Investing activities	229	25,272	(2,098)
Financing activities	105,041	697	66,023
Effect of exchange rate changes on cash	34	(153)	78
Net change in cash, cash equivalents, and restricted cash	$53,869	$(33,345)	$11,977
Operating activities
Net cash used in operating activities for the year ended December 31, 2019 was $51.4 million compared to $59.2 million in the same period in 2018, a decrease of $7.8 million. The decrease in net cash used in operating activities was primarily due to a $10.0 million decrease in recorded net loss, a decrease of $5.8 million in prepaid expenses, and a decrease of $1.4 million resulting from non-cash charges which were offset by an increase of $4.9 million in accrued expenses and other liabilities, and an increase of $5.0 million in accounts receivable. The change in deferred revenue is due to the receipt of $2.0 million and a receivable of $5.0 million in proceeds from AskBio offset by $6.7 million from the expiration of the term for Spark to exercise additional target options.
Investing activities
Net cash provided by investing activities for the year ended December 31, 2019 was $0.2 million compared to net cash provided from investing activities of $25.3 million in the same period in 2018. The net cash provided by investing activities in 2019 was the result of purchases of short-term investments of $18.2 million, offset by $16.4 million of maturities and $2.0 million of sales of short term investments.
The net cash provided by investing activities in 2018 was primarily due to receipts of $41.7 million from maturities of short-term investments, offset by $15.6 million of purchases of short-term investments.
Financing activities
Net cash provided by financing activities for the year ended December 31, 2019 was $105.0 million compared to $0.7 million in the same period in 2018. The net cash provided by financing activities in 2019 was the result of $30.9 million net proceeds from an underwritten follow-on offering of our common stock in January, $75.7 million net proceeds from private placement offerings in August and December and $1.0 million net proceeds from "at-the-market" offerings, offset by $2.8 million principal payment on outstanding debt.
The net cash provided by financing activities in 2018 was due to $0.2 million from the issuance of common stock under the ESPP and $0.5 million from the exercise of employee stock options.
Contractual Obligations
The following summarizes our principal contractual obligations as of December 31, 2019:

	Total	2020	2021	2022	2023	Later
Operating leases obligations (1)	$16,169	$1,566	$1,811	$1,865	$1,921	$9,006
Research and development contract obligations (2)	180	60	60	60	—	—
Debt obligations (3)	20,261	9,084	8,716	2,461	—	—
Total contractual obligations	$36,610	$10,710	$10,587	$4,386	$1,921	$9,006

(1) Operating lease obligations represent future minimum lease payments under noncancellable property leases in Watertown, Massachusetts. The minimum lease payments do not include common area maintenance charges, real estate taxes or any sublease income we may earn.

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

Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please refer to Part IV, Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2019 and December 31, 2018, we had cash, cash equivalents, restricted cash and investments of $91.6 million and $37.7 million, respectively, consisting of non‑interest and interest‑bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.

In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. As of December 31, 2019, we held cash and cash equivalents totaling $0.4 million in Russian banks to support our Russian subsidiary, all of which were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Business Conduct and Ethics on our website at www.selectabio.com in the “Investors & Media” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
The information required by this Item is contained in part under the caption “Information about our Executive Officers” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this item will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Proposal 1-Election of Directors,” “Delinquent Section 16(a) Reports,” and “Committees of the Board” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item regarding executive compensation will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference, as applicable.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation-Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Committees of the Board” and “Certain Relationships” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item regarding principal accountant fees and services will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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

(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
4.1	Fifth Amended and Restated Investors' Rights Agreement, dated as of August 26, 2015, by and between the Registrant and each of the stockholders party thereto, as amended by Amendment No. 1 to Fifth Amended and Restated Investors Rights Agreement, dated as of June 7, 2016	S-1/A	333-211555	4.1	6/8/2016
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-211555	4.2	5/24/2016

4.3	Form of Warrant to Purchase Shares of Series D Preferred Stock, dated August 9, 2013 or July 25, 2014, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.5	5/24/2016
4.4	Form of Warrant to Purchase Shares of Series E Preferred Stock, dated December 31, 2015, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.6	5/24/2016
4.5	Common Stock Purchase Warrant, dated June 27, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	4.1	6/28/2017
4.6	Registration Rights Agreement, dated June 27, 2017, by and among the Registrant and the Investors named therein.	8-K	001-37798	10.3	6/28/2017
4.7	Registration Rights Agreement, dated December 23, 2019, by and among the Registrant and the Investors named therein	8-K	001-37798	10.2	12/26/2019
4.8	Form of Common Stock Purchase Warrant, dated December 23, 2019	8-K	001-37798	4.1	12/26/2019
4.9	Form of Pre-Funded Common Stock Purchase Warrant, dated December 23, 2019	8-K	001-37798	4.2	12/26/2019
4.10	Description of Securities					*
10.1#	2016 Incentive Award Plan and form of award agreements thereunder	S-1/A	333-211555	10.2	6/8/2016
10.2#	2016 Employee Stock Purchase Plan	S-1/A	333-211555	10.3	6/8/2016
10.3#	2018 Employment Inducement Incentive Award Plan, amended and restated, and forms agreement thereunder	S-8	333-230501	10.1	3/25/2019
10.4#	2008 Stock Incentive Plan and form of award agreements thereunder	S-1/A	333-211555	10.1	6/20/2016
10.5#	Non-Employee Director Compensation Program	10-Q	001-37798	10.3	8/8/2018
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1	333-211555	10.5	5/24/2016
10.7(a)†	Exclusive Patent License Agreement, dated as of November 25, 2008, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(a)	5/24/2016
10.7(b)†	First Amendment to Exclusive Patent License Agreement, dated as of January 12, 2010, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(b)	5/24/2016
10.7(c)†	Letter Agreement, dated as of November 27, 2012, by and among the Registrant, Massachusetts Institute of Technology and Sanofi	S-1	333-211555	10.7(c)	5/24/2016

10.7(d)†	Letter Amendment, dated as of November 27, 2012, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(d)	5/24/2016
10.7(e)†	Second Amendment to Exclusive Patent License Agreement, dated as of August 29, 2013, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(e)	5/24/2016
10.7(f)†
Third Amendment to Exclusive Patent License Agreement, entered into on November 21, 2016 and effective as of November 18, 2016, by and between the Massachusetts Institute of Technology and the Registrant
		8-K/A	001-37798	10.3(a)	12/14/2016
10.7(g)†	Letter Agreement, dated as of December 2, 2016, by and between the Massachusetts Institute of Technology and the Registrant	8-K/A	001-37798	10.3(b)	12/14/2016
10.7(h)†	Letter Agreement, dated as of December 2, 2016, by and among Spark Therapeutics, Inc., the Massachusetts Institute of Technology and the Registrant	8-K/A	001-37798	10.3(c)	12/14/2016
10.7(i)†	Fourth Amendment to Exclusive Patent License Agreement, entered into on December 13, 2019, by and between the Massachusetts Institute of Technology and the Registrant					*
10.8†	Amended and Restated License Agreement, dated as of May 31, 2017, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	10-Q	001-37798	10.6	8/11/2017
10.9†	Manufacturing Services Agreement, dated as of August 1, 2014, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	S-1	333-211555	10.10	5/24/2016
10.10†	Lease, dated as of September 30, 2008, as amended by the First Amendment, dated as of July 12, 2011, the Second Amendment, dated as of October 11, 2011 and the Third Amendment, dated as of April 6, 2015, by and between the Registrant and ARE-480 Arsenal Street, LLC	S-1	333-211555	10.13	5/24/2016
10.11†	Fourth Amendment to Lease, dated August 21, 2016, by and between ARE-480 Arsenal Street LLC and Selecta Biosciences, Inc.	8-K	001-37798	10.1	9/14/2016
10.12	Lease Agreement by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated July 23, 2019	10-Q	001-37798	10.3	11/8/2019
10.13#	Employment Agreement, dated as of September 25, 2018, by and between the Registrant and Carsten Brunn, Ph.D.	8-K	001-37798	10.2	9/27/2018
10.14#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Takashi Kei Kishimoto	S-1/A	333-211555	10.18	6/8/2016

10.15#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Lloyd P. M. Johnston, Ph.D.	S-1/A	333-211555	10.21	6/8/2016
10.16#	Employment Agreement, dated as of August 12, 2019, by and between the Registrant and Bradford D. Dahms	10-Q	001-37798	10.1	11/8/2019
10.17#	Employment Agreement, dated as of June 21, 2019, by and between the Registrant and Alison D. Schecter, M.D	10-Q	001-37798	10.2	8/8/2019
10.18#	Employment Agreement, dated as of March 19, 2019, by and between the Registrant and Elona Kogan	10-Q	001-37798	10.2	5/8/2019
10.19#	Employment Agreement, dated October 26, 2017, by and between the Registrant and Stephen Smolinski	10-Q	001-37798	10.3	11/7/2017
10.20†	License and Option Agreement, dated as of December 2, 2016, by and between Spark Therapeutics, Inc. and the Registrant	8-K/A	001-37798	10.1	2/14/2017
10.21†	Stock Purchase Agreement, dated as of December 2, 2016, by and between Spark Therapeutics, Inc. and the Registrant	8-K/A	001-37798	10.2	12/14/2016
10.22†	Letter Agreement, dated June 6, 2017, by and between the Registrant and Spark Therapeutics, Inc.	10-Q	001-37798	10.7	8/11/2017
10.23†	Feasibility Study and License Agreement by and between Asklepios BioPharmaceutical, Inc. and Selecta Biosciences, Inc. dated August 6, 2019	10-Q	001-37798	10.2	11/8/2019
10.24	Securities Purchase Agreement, dated June 26, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	10.2	6/28/2017
10.25	Stock Purchase Agreement, dated August 19, 2019, by and among the Registrant and the Investors named therein	8-K	001-37798	10.1	8/20/2019
10.26	Securities Purchase Agreement, dated December 18, 2019, by and among the Registrant and the Investors named therein	8-K	001-37798	10.1	12/26/2019
10.27	Loan and Security Agreement, dated September 12, 2017, by and between the Registrant and Silicon Valley Bank	8-K	001-37798	10.1	9/13/2017
21.1	Subsidiaries of Selecta Biosciences, Inc.	S-1	333-211555	21.1	5/24/2016
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document	***
101.SCH	Inline XBRL Taxonomy Extension Schema Document	***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24h-2 under the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTA BIOSCIENCES, INC.

Date: March 12, 2020	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carsten Brunn, Ph.D.	President and Chief Executive Officer, and Director	March 12, 2020
Carsten Brunn, Ph.D.	(Principal Executive Officer)

/s/ Bradford D. Dahms	Chief Financial Officer	March 12, 2020
Bradford D. Dahms	(Principal Financial and Accounting Officer)

/s/ Carrie S. Cox	Director	March 12, 2020
Carrie S. Cox

/s/ Timothy C. Barabe	Director	March 12, 2020
Timothy C. Barabe

/s/ Scott D. Myers	Director	March 12, 2020
Scott D. Myers

/s/ Amir Nashat, Ph.D	Director	March 12, 2020
Amir Nashat, Ph.D

/s/ Aymeric Sallin	Director	March 12, 2020
Aymeric Sallin

/s/ Timothy Springer, Ph.D.	Director	March 12, 2020
Timothy Springer, Ph.D.

/s/ Patrick Zenner	Director	March 12, 2020
Patrick Zenner

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Selecta Biosciences, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Selecta Biosciences, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Adoption of ASU No. 2014-09
As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments.

Adoption of ASU No. 2016-02
As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842) and the related amendments.

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
March 12, 2020

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$89,893	$37,403
Restricted cash	279	—
Accounts receivable	5,000	—
Prepaid expenses and other current assets	1,495	4,673
Total current assets	96,667	42,076
Property and equipment, net	1,222	2,127
Right-of-use asset, net	301	—
Long-term restricted cash	1,379	279
Total assets	$99,569	$44,482
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$500	$1,100
Accrued expenses	13,492	11,700
Loan payable	18,905	21,385
Lease liability	372	—
Deferred revenue	1,674	959
Total current liabilities	34,943	35,144
Non‑current liabilities:
Deferred revenue	14,680	13,818
Warrant liabilities	41,549	—
Other long‑term liabilities	—	938
Total liabilities	91,172	49,900
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 86,325,547 and 22,471,776 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	9	3
Additional paid-in capital	348,664	279,539
Accumulated deficit	(335,753)	(280,403)
Accumulated other comprehensive loss	(4,523)	(4,557)
Total stockholders’ equity (deficit)	8,397	(5,418)
Total liabilities and stockholders’ equity (deficit)	$99,569	$44,482
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017

Grant and collaboration revenue	$6,677	$903	$207
Operating expenses:
Research and development	42,743	47,687	45,165
General and administrative	16,389	18,238	18,826
Total operating expenses	59,132	65,925	63,991
Loss from operations	(52,455)	(65,022)	(63,784)
Investment income	834	1,050	617
Loss on extinguishment of debt	—	—	(673)
Foreign currency transaction (loss), net	(47)	120	(123)
Interest expense	(1,519)	(1,494)	(1,206)
Change in fair value of warrant liabilities	(857)	—	—
Other (expense), net	(1,306)	10	(152)
Net loss	(55,350)	(65,336)	(65,321)
Other comprehensive loss:
Foreign currency translation adjustment	34	(153)	78
Unrealized gain on securities	—	16	20
Total comprehensive loss	$(55,316)	$(65,473)	$(65,223)

Net loss per share:
Basic and diluted	$(1.22)	$(2.92)	$(3.20)
Weighted average common shares outstanding:
Basic and diluted	45,548,511	22,389,286	20,425,050

The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

						Accumulated
			Additional	Stock		other	Stockholders’
	Common stock		paid‑in	option	Accumulated	comprehensive	Equity
	Shares	Amount	capital	receivable	deficit	loss	(Deficit)
Balance at December 31, 2016	18,438,742	$1	$211,125	$(75)	$(151,576)	$(4,518)	$54,957
Issuance of common stock under Employee Stock Purchase Plan	16,263	—	180	—	—	—	180
Issuance of common stock upon exercise of options	269,842	—	630	75	—	—	705
Stock‑based compensation expense	—	—	4,080	—	—	—	4,080
Issuance of common stock, license agreement	529,616	—	10,000	—	—	—	10,000
Issuance of common stock through private placement, net of issuance costs	3,088,791	2	47,113	—	—	—	47,115
Currency translation adjustment	—	—	—	—	—	78	78
Unrealized gains on securities	—	—	—	—	—	20	20
Net loss	—	—	—	—	(65,321)	—	(65,321)
Balance at December 31, 2017	22,343,254	$3	$273,128	$—	$(216,897)	$(4,420)	$51,814
Adoption of new accounting principle	—	—	—	—	1,830	—	1,830
Issuance of common stock under Employee Stock Purchase Plan	24,738	—	196	—	—	—	196
Issuance of common stock upon exercise of options	103,784	—	501	—	—	—	501
Stock‑based compensation expense	—	—	5,714	—	—	—	5,714
Currency translation adjustment	—	—	—	—	—	(153)	(153)
Unrealized gains on securities	—	—	—	—	—	16	16
Net loss	—	—	—	—	(65,336)	—	(65,336)
Balance at December 31, 2018	22,471,776	$3	$279,539	$—	$(280,403)	$(4,557)	$(5,418)
Issuance of common stock under Employee Stock Purchase Plan	17,205	—	28	—	—	—	28
Issuance of common stock upon exercise of options	125,600	—	150	—	—	—	150
Issuance of vested restricted stock units	93,750	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	22,188,706	2	30,940	—	—	—	30,942
Issuance of common stock through at-the-market offering, net of issuance costs	615,453	—	1,006	—	—	—	1,006
Issuance of common stock through private placement, net of issuance costs	3,178,174	—	5,715	—	—	—	5,715
Issuance of common stock, pre-funded warrants and warrants through private placement, net of issuance costs	37,634,883	4	26,125	—	—	—	26,129
Stock‑based compensation expense	—	—	5,161	—	—	—	5,161
Currency translation adjustment	—	—	—	—	—	34	34
Net loss	—	—	—	—	(55,350)	—	(55,350)
Balance at December 31, 2019	86,325,547	$9	$348,664	$—	$(335,753)	$(4,523)	$8,397
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017

Cash flows from operating activities
Net loss	$(55,350)	$(65,336)	$(65,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	726	975	750
Amortization of premiums (accretion of discounts) on investments	(154)	(101)	233
Amortization of right-of-use assets	1,301	—	—
Loss (gain) on disposal of property and equipment	104	(81)	36
Stock‑based compensation expense	5,161	5,714	4,081
Non‑cash interest expense	402	449	390
Warrant liabilities revaluation	857	—	—
Loss on extinguishment of debt	—	—	673
Net realized losses on investments	(1)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,000)	—	152
Prepaid expenses, deposits and other assets	3,179	(2,631)	1,225
Accounts payable	(600)	(516)	(2,327)
Deferred revenue	337	(101)	2,432
Accrued expenses and other liabilities	(2,397)	2,467	5,650
Net cash used in operating activities	(51,435)	(59,161)	(52,026)
Cash flows from investing activities
Receipts from the maturity of short-term investments	16,350	41,655	60,158
Purchases of short-term investments	(18,188)	(15,598)	(61,527)
Sale of short term investments	1,992	—	—
Purchases of property and equipment	(47)	(884)	(733)
Proceeds from the sale of property and equipment	122	99	4
Net cash provided by (used in) investing activities	229	25,272	(2,098)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of expenses	—	—	20,957
Repayments of principal on outstanding debt	(2,800)	—	(12,934)
Net proceeds from issuance of common stock	30,942	—	10,000
Net proceeds from issuance of common stock- at-the-market offering	1,006	—	—
Net proceeds from issuance of common stock- private placement	5,715	—	47,114
Net proceeds from issuance of common stock, common warrants, and pre-funded warrants	70,000	—	—
Proceeds from exercise of stock options	150	501	706
Proceeds from issuance of common stock under Employee Stock Purchase Plan	28	196	180
Net cash provided by financing activities	105,041	697	66,023
Effect of exchange rate changes on cash	34	(153)	78
Net change in cash, cash equivalents, and restricted cash	53,869	(33,345)	11,977
Cash, cash equivalents, and restricted cash at beginning of period	37,682	71,027	59,050
Cash, cash equivalents, and restricted cash at end of period	$91,551	$37,682	$71,027
Supplement cash flow information
Cash paid for interest	$1,223	$1,134	$905
Noncash investing and financing activities
Purchase of property and equipment not yet paid	$—	$145	$103
Issuance costs in connection with common stock, common warrants, and pre-funded warrants in accrued liabilities	$4,381	$—	$—
Unrealized gain on marketable securities	$—	$16	$20

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

To date, the Company has financed its operations primarily through the initial public offering of its common stock, a private placement of its common stock, issuances of common and preferred stock, debt, research grants and research collaborations. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. To date, all of the Company's revenue has been collaboration and grant revenue. The Company has devoted substantially all of its financial resources and efforts to developing its ImmTOR platform, identifying potential product candidates and conducting preclinical studies and its clinical trials. The Company is in the early stages of development of its product candidates, and it has not completed development of any ImmTOR-enabled therapies.

As of December 31, 2019, the Company’s cash, cash equivalents and restricted cash were $91.6 million, of which $1.7 million was restricted cash related to lease commitments and $0.4 million was held by its Russian subsidiary designated solely for use in its operations. The Company has incurred losses and negative cash flows from operating activities since inception. As of December 31, 2019 and December 31, 2018, the Company had an accumulated deficit of $335.8 million and $280.4 million, respectively. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

Management is actively exploring licenses and other strategic collaborations that have the potential to provide non-dilutive capital and accelerate the development of new or existing product candidates incorporating the Company’s ImmTOR platform. Additionally, the Company may seek to fund its operations through issuances of equity and other securities. If the Company enters into strategic collaborations and alliances, which may include existing collaboration partners, the Company may have to relinquish valuable rights to its technologies or product candidates, or grant licenses on terms that are not favorable to the Company. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of its existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The Company requires additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. If the Company is unable to raise sufficient capital through strategic collaborations and the sale of equity or other securities, it intends to curtail expenses contemplated by the current operating plan, and the Company may be required to delay, limit, reduce or terminate its product development efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. Because of the uncertainty in securing additional capital and the insufficient amount of capital resources at December 31, 2019, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K.

All amounts due under the 2017 Term Loan (see Note 9) have been classified as a current liability as of December 31, 2019 due to the considerations discussed above and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Annual Report on Form 10-K.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2019, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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
Foreign Currency
The functional currency of Selecta (RUS) is the Russian ruble. Assets and liabilities of Selecta (RUS) are translated at period-end exchange rates, while revenues and expenses are translated at average exchange rates for the period. Translation gains and losses are reflected in accumulated other comprehensive loss within stockholders’ equity (deficit). Foreign currency transaction gains or losses are reflected in the consolidated statements of operations and comprehensive loss.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers many factors in selecting appropriate financial accounting policies and controls, and bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: revenue recognition, accounting for stock-based compensation, the valuation of its warrant liabilities and estimating accrued research and development expenses. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
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
Cash Equivalents, Short-term Investments and Restricted Cash
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with remaining maturities greater than 90 days when purchased. The Company classifies these marketable securities and records them at fair value in the accompanying consolidated balance sheets. Investments with less than one year until maturity are classified as short term, while investments with maturities greater than one year are classified as long term. Unrealized gains or losses are included in accumulated other comprehensive income (loss). Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the year ended December 31, 2019, there were de minimis realized losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.
As of December 31, 2019, the Company had restricted cash balances relating to secured letters of credit in connection with its current Headquarters Lease and New Headquarters Lease (as defined in Note 8). The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$89,893	$37,403	$70,622
Restricted cash	279	—	76
Long-term restricted cash	1,379	279	329
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$91,551	$37,682	$71,027

Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term deposits and investments, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially creditworthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of December 31, 2019, the Company maintained approximately $0.4 million in Russian bank accounts, all of which was held in U.S. dollars.
The Company did not have any off-balance sheet arrangements as of December 31, 2019 and December 31, 2018.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, restricted cash, accounts payable, loans payable, and common warrants. The carrying amounts of cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At December 31, 2019, the carrying amount of the Company's loan payable approximates its estimated fair value due to the short-term nature of the instrument.
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
To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of warrant liabilities were determined using Level 3 inputs.
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the years ended December 31, 2019 or December 31, 2018.
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
Impairment of Long‑Lived Assets
The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available, which is at the entity level ("asset group"). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Based on management's evaluation, the fair value of the asset group, measured as the market capitalization of the Company exceeds its carrying value, and for this reason the Company did not recognize any material impairment losses during the years ended December 31, 2019 and 2018.
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
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in the equity of a business entity during a period from transactions and other events and circumstances from non‑owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) consists of: (i) all components of net loss and (ii) all components of comprehensive loss other than net loss, referred to as other comprehensive loss. Other comprehensive loss is comprised of foreign currency translation adjustments and the unrealized gains and losses recognized through net income.

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on marketable securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(4,482)	$(36)	$(4,518)
Other comprehensive income during the year	78	20	98
Balance at December 31, 2017	$(4,404)	$(16)	$(4,420)
Other comprehensive income (loss) during the year	(153)	16	(137)
Balance at December 31, 2018	$(4,557)	$—	$(4,557)
Other comprehensive income during the year	$34	$—	$34
Balance at December 31, 2019	$(4,523)	$—	$(4,523)

Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Spark and AskBio (see Note 12) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
Collaboration and Grant Revenue: The Company currently generates its revenue through grants, collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. Grants and license agreements with customers are accounted for in accordance with ASC 606. The Company analyzes collaboration arrangements by first assessing whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), and evaluates whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. Collaboration agreements with customers that are not within the scope of ASC 808 are accounted for in accordance with ASC 606. To the extent the collaboration agreement is within the scope of ASC 808, the Company also assesses whether any aspects of the agreement are within the scope of other accounting literature (specifically ASC 606). The Company early adopted ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which provides guidance on evaluating certain transactions between collaborative arrangement participants. If the Company concludes that some or all aspects of the agreement are distinct and represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606. The Company recognizes the shared costs incurred that are not within the scope of other accounting literature as a component of the related expense in the period incurred by analogy to ASC Topic 730, Research and Development (ASC 730), and records reimbursements from counterparties as an offset to the related costs. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements in accordance with ASC 606, the Company performs the five steps above. As part of the accounting for the arrangement, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.
The terms of the Company’s arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost-sharing of research and development (R&D) expenses; and (v) profit/loss sharing arising from co-promotion arrangements.
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
Warrants
The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.
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
Net Loss Per Share
The Company has reported losses since inception and has computed basic net loss per share by dividing net loss by the weighted average number of common shares and pre-funded warrants outstanding for the period. The Company has computed diluted net loss per common share after considering all potentially dilutive common shares, including stock options, convertible preferred stock, and warrants outstanding during the period except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti‑dilutive and basic and diluted loss per share have been the same.
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2019 and December 31, 2018, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Leases

Under ASC Topic 842, Leases (ASC 842), which was adopted January 1, 2019, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company elected not to recognize leases with a term less than one year on its balance sheet. Operating lease right-of-use (ROU) assets and their corresponding lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.
In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.) Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, the Company elected the practical expedient to not separate lease and non-lease components. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense. Right-of-use assets and operating lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. See Note 8 for details.
Under prior guidance, rent expense and lease incentives from operating leases were recognized on a straight‑line basis over the lease term. The difference between rent expense recognized and rental payments was recorded as deferred rent in the accompanying consolidated balance sheets.
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
Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU is effective for public entities for fiscal years beginning after December 15, 2020. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.
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
3. Marketable Securities
As of December 31, 2019, and December 31, 2018, the Company did not have marketable securities.

4. Net Loss Per Share
The Company has reported a net loss for the years ended December 31, 2019, 2018, and 2017. For this reason basic and diluted net loss per share are the same for all periods presented. Since the shares underlying the 8,342,128 pre-funded warrants are issuable for little or no consideration, they are considered outstanding for both basic and diluted earnings per share. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to common stockholders	$(55,350)	$(65,336)	$(65,321)
Denominator:
Weighted‑average common shares and pre-funded warrants outstanding—basic and diluted	45,548,511	22,389,286	20,425,050
Net loss per share attributable to common stockholders —basic and diluted	$(1.22)	$(2.92)	$(3.20)

All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	Year Ended December 31,
	2019	2018	2017
Stock options to purchase common stock	6,796,669	4,093,979	2,657,187
Unvested restricted stock units	181,250	175,000	—
Stock warrants to purchase common stock	23,084,120	95,619	176,432
Total	30,062,039	4,364,598	2,833,619

5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of December 31, 2019 and December 31, 2018, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$50,401	$50,401	$—	$—
Total	$50,401	$50,401	$—	$—

Liabilities:
Warrant liabilities	$41,549	$—	$—	$41,549
Total	$41,549	$—	$—	$41,549

	December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,123	$10,123	$—	$—
Total	$10,123	$10,123	$—	$—

At each of December 31, 2019 and December 31, 2018, the money market funds were classified as cash and cash equivalent on the accompanying consolidated balance sheet as they mature within 90 days from the date of purchase.
Assumptions Used in Determining Fair Value of Common Warrants
In December 2019, we issued common warrants in connection with our private placement of common shares. Pursuant to the terms of the common warrants, we could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. We recorded the fair value of the common warrants upon issuance using the Black-Scholes valuation model and are required to revalue the common warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the common warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable.  The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations for the year ended December 31, 2019.
The estimated fair value of warrants is determined using Level 3 inputs inherent in the Black Scholes simulation valuation.
Estimated fair value of the underlying stock. The Company estimates the fair value of the common stock based on the closing stock price at the end of each reporting period.
Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury at the valuation date commensurate with the expected remaining life assumption.
Dividend rate. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.
Expected life. The expected life of the warrants is assumed to be equivalent to their remaining contractual term which expires on December 23, 2024.
Volatility. The Company estimates stock price volatility based on the Company’s historical volatility and the historical volatility of peer companies for a period of time commensurate with the expected remaining life of the warrants.
A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	Issued on December 23,	Year Ended December 31,
	2019	2019
Risk-free interest rate	1.75%	1.69%
Dividend yield	—	—
Expected life (in years)	5.00	4.98
Expected volatility	87.29%	87.74%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects the change in the Company’s Level 3 warrant liabilities, (see Note 10), for the year ended December 31, 2019 (in thousands):

Warrant liabilities
Fair value as of December 31, 2018	$—
Warrants issued in connection with December 2019 private placement	40,692
Change in fair value	857
Fair value as of December 31, 2019	$41,549

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2019	2018
Laboratory equipment	$4,836	$5,379
Computer equipment and software	515	561
Leasehold improvements	278	278
Furniture and fixtures	237	247
Office equipment	135	135
Construction in process	2	79
Total property and equipment	6,003	6,679
Less accumulated depreciation	(4,781)	(4,552)
Property and equipment, net	$1,222	$2,127

Depreciation expense was $0.7 million, $1.0 million and $0.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company recorded accelerated depreciation costs of $0.04 million in the reported property and equipment for the year ended December 31, 2019 relating to the upcoming new corporate headquarters move in 2020.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Payroll and employee related expenses	$2,235	$2,497
Current portion of deferred rent and lease incentive	—	117
Collaboration and licensing	1,050	1,222
Accrued patent fees	487	736
Accrued external research and development costs	4,379	5,344
Accrued professional and consulting services	446	994
Accrued grant refund	—	175
Accrued interest	82	106
Issuance costs, December financing	4,381	—
Other	432	509
Accrued expenses	$13,492	$11,700

8. Leases
On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach. The Company recorded operating lease assets (right-of-use assets) of $1.6 million and operating lease liabilities of $1.8 million and reversed a lease liability of $0.2 million related to straight-line rent and incentives. There was no impact to accumulated deficit upon adoption of ASC 842. The underlying assets of the Company’s leases are primarily office space. The Company determines if an arrangement qualifies as a lease at its inception.
As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee. Lease payments, which may include lease and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract.
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
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, lease and non-lease components are combined.
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
In October 2017, the Company entered into a lease for approximately 5,100 square feet of additional office space located at 75 North Beacon Street, Watertown, Massachusetts (the “75 North Beacon Lease”). On January 11, 2019, the Company vacated 75 North Beacon Street, Watertown, MA and consolidated all employees at its corporate headquarters at 480 Arsenal Way, Watertown, MA. The right-of-use asset carrying amount of $0.2 million attributable to the 75 North Beacon Lease was written down to zero during the first quarter of 2019.
The Company has a month‑to‑month facility agreement for its Moscow, Russia office. Rent expense is recognized as incurred.
As of December 31, 2018 and prior to the adoption of ASC 842, the aggregate future minimum lease payments related to leases are as follows (in thousands):

Year ending December 31,
2019	1,482
2020	375
Total minimum lease payments	$1,857

In July 2019, the Company entered into a lease for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts (the “New Headquarters Lease”). The Company estimates that it will incur $0.8 million in non-reimbursable lessee-paid construction costs for lessor assets. None of these costs were incurred as of December 31, 2019. The lease begins in March 2020, consistent with when the Company takes control of the office space and the expected lease term is 8 years, therefore the right-of-use asset and lease liability is not recorded on the balance sheet as of December 31, 2019. Rent payments are expected to occur in May 2020, and the base rent for the first year is $0.2 million per month. The total minimum rental commitments for the New Headquarters Lease are $15.8 million. In connection with the New Headquarters Lease, the Company secured a letter of credit from Silicon Valley Bank for $1.4 million which renews automatically each year.
The Company's total minimum rental commitments for the New Headquarters Lease as of December 31, 2019 are as follows (in thousands):

December 31,
2019
2020	$1,191
2021	1,811
2022	1,865
2023	1,921
2024	1,979
Thereafter	7,027
Total New Headquarters Lease commitment	$15,794

The right-of-use asset and lease liability has not been recorded as of December 31, 2019 as lease commencement will occur in 2020.

Rent expense for the years ended December 31, 2019, 2018 and 2017 was $2.1 million, $2.0 million and $1.9 million respectively.
For the year ended December 31, 2019, the components of lease costs were as follows (in thousands):

Year Ended December 31,
2019
Operating lease expense	$1,365
Variable lease expense	828
Short-term lease expense	16
Total lease expense	$2,209

The maturity of the Company's operating lease liabilities as of December 31, 2019 were as follows (in thousands):

December 31,
Operating leases:	2019
2020	375
Total future minimum lease payments	$375
Less imputed interest	3
Total operating lease liabilities	$372
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$372
Non-current operating lease liabilities	—
Total operating lease liabilities	$372

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

Year Ended December 31,
Operating leases:	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,482

The changes in the Company’s right-of-use asset and lease liability for the year ended December 31, 2019 are reflected in the changes in prepaid expenses, deposits and other assets and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

December 31,
Operating leases:	2019
Weighted-average remaining lease term	0.3 years
Weighted-average discount rate	10%

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
The 2017 Term Loan does not include any financial covenants. The 2017 Term Loan requires a final payment fee of 5% on the aggregate principal amounts borrowed upon repayment at maturity, on a prepayment date, or upon default. The final payment fee totaling $1.1 million is recorded as a loan discount. Under the 2017 Term Loan, the Company is not required to maintain a minimum cash balance. All deposits in operating, depository and securities accounts are required to be maintained with SVB in an amount equal to the lessor of (i) 100% of the Company's cash balance or (ii) 105% of the dollar amount of the then outstanding obligations. In addition, the 2017 Term Loan contains a subjective acceleration clause whereby in an event of default, an immediate acceleration of repayment occurs if there is a material impairment of the lenders’ lien or the value of the collateral, a material adverse change in the business condition or operations, or a material uncertainty exists that any portion of the loan may not be repaid.
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
As of December 31, 2019 and December 31, 2018, the outstanding principal balance under the 2017 Term Loan was $18.2 million and $21.0 million, respectively.

Future minimum principal and interest payments on the 2017 Term Loan as of December 31, 2019 are as follows (in thousands):

2020	9,084
2021	8,716
2022	2,461
Total minimum debt payments	$20,261
Less: Amount representing interest	(1,011)
Less: Debt discount and deferred charges	(345)
Less: Current portion of loan payable	(18,905)
Loan payable, net of current portion	$—

All amounts due under the 2017 Term Loan have been classified as a current liability as of December 31, 2019 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by SVB as of the date of the filing of this Annual Report on Form 10-K.
During the years ended December 31, 2019, 2018 and 2017, the Company recognized $1.5 million, $1.5 million and $1.2 million respectively of interest expense related to the 2017 Term Loan.

10. Equity
December 2019 Financing
On December 18, 2019, the Company entered into a private purchase agreement (the "2019 Purchase Agreement"), and closed the Offering on December 23, 2019. Pursuant to the 2019 Purchase Agreement, the Company sold an aggregate of 37,634,883 shares of its common stock at a purchase price of $1.46 per share, warrants to purchase an aggregate of 22,988,501 shares of common stock at a purchase price of $0.125 per share underlying each common warrant, and pre-funded warrants to purchase an aggregate of 8,342,128 shares of common stock at a purchase price of $1.46 per share, all with five year terms. The exercise price of the pre-funded warrants was $0.0001 per share and the exercise price for the common warrants is $1.46 per share. In the event of a certain sale of the Company, the terms of the common warrants require us to make a payment to such common warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). This provision does not apply to the pre-funded warrants. Therefore, we are required to account for the common warrants as liabilities and record them at fair value, while the pre-funded warrants met the criteria to be classified as permanent equity. We recorded the fair value of the common warrants of $40.7 million upon issuance using the Black-Scholes valuation model. The common warrants were revalued as of December 31, 2019 at $41.5 million; the change in fair value of $0.9 million was recorded in our statement of operations for the year ended December 31, 2019. Issuance costs were allocated between the equity component with an offset to additional paid-in capital and the liability component recorded as expense on a relative fair value basis. Total net proceeds from the equity offering was $65.6 million, after deducting transaction costs and commissions of $4.4 million that were accrued at December 31, 2019.
Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 45 days after the closing of the Offering for purposes of registering the resale of the Shares, shares of Common Stock issuable upon exercise of the Warrants, and any shares of Common Stock issued as a dividend or other distribution with respect to the Shares or shares of Common Stock issuable upon exercise of the Warrants. If the Company did not file such registration statement by the 45-day filing deadline, the Company would have been required to make pro-rata payments to each investor in an amount equal to 1% of the aggregate amount paid pursuant to the stock purchase agreement entered into by such investor for each 30-day period or pro-rata portion thereof following the filing deadline. The Company filed a registration statement on Form S-3 on January 29, 2020, which became effective on February 6, 2020, so no such payments were required.
The Company agreed, among other things, to indemnify the Investors, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and to pay all fees and expenses (excluding any legal fees of the selling holder(s), and any underwriting discounts and selling commissions) incident to the Company’s obligations under the Registration Rights Agreement.
August 2019 Financing
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
January 2019 Financing
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
2019 “At-the-Market” Offerings
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
During the year ended December 31, 2019, the Company sold 615,453 shares of its common stock pursuant to the Sales Agreement at an average price of approximately $1.84 per share for aggregate net proceeds of $1.0 million, after deducting commissions and other transaction costs.
August 2017 Shelf Registration Statement
On August 10, 2017, the Company filed a universal shelf registration statement on Form S-3 with the SEC to sell an aggregate amount of up to $200.0 million of certain of our securities. The shelf registration statement was declared effective by the SEC on August 28, 2017.
June 2017 Financing
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
Warrants
The following table summarizes warrant activity for the years ended December 31, 2019, 2018 and 2017 as follows:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at December 31, 2017	176,432	—	176,432	$17.32
Issuance	—	—	—	—
Exercises	—	—	—	—
Expirations/ cancellations	(80,813)	—	(80,813)	17.55
Outstanding at December 31, 2018	95,619	—	95,619	17.12
Issuance	8,342,128	22,988,501	31,330,629	1.07
Exercises	—	—	—	—
Expirations/ cancellations	—	—	—	—
Outstanding at December 31, 2019	8,437,747	22,988,501	31,426,248	$1.12

Common Stock
As of December 31, 2019, the Company had 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 86,325,547 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through December 31, 2019, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Period ending
	December 31, 2019	December 31, 2018
Exercise of common and pre-funded warrants	31,426,248	95,619
Shares available for future stock incentive awards	1,765,018	1,586,925
Unvested restricted stock units	181,250	175,000
Outstanding common stock options	6,796,669	4,093,979
Total	40,169,185	5,951,523

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
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016. The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash-based awards as determined by the Board. Shares subject to awards that are granted under the 2016 Plan and that expire, lapse or terminate are available for future grants under the 2016 Plan. At inception of the 2016 Plan, a total of 1,210,256 shares of common stock were authorized for future issuance under the 2016 Plan. The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. During the year ended December 31, 2019 and 2018, the number of shares of common stock that may be issued under the 2016 Plan was increased by 898,871 shares and 893,730 shares, respectively. As of December 31, 2019, 267,612 shares remain available for future issuance under the 2016 Plan.
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
The Company’s 2018 Employment Inducement Incentive Award Plan (the “Inducement Incentive Award Plan”), which was adopted by the Board on September 25, 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"), provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock or cash based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Incentive Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or an employee who is being rehired following a bona fide period of non-employment by the Company, as a material inducement to the employee’s entering into employment with the Company. The Company reserved 1,175,000 shares of its common stock for issuance under the Inducement Incentive Award Plan. On March 25, 2019, the Board approved the amendment and restatement of the Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of December 31, 2019, there are 750,000 shares available for future grant under the Inducement Incentive Award Plan.
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
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.86%	2.85%	2.03%
Dividend yield	—	—	—
Expected term	5.94	6.06	5.90
Expected volatility	87.66%	85.17%	84.52%
Weighted-average fair value of common stock	$2.01	$8.45	$15.32

The weighted average grant date fair value of stock options granted to employees during the years ended December 31, 2019, 2018 and 2017 was $1.47, $6.17, and $10.97 respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.1 million, $0.6 million, and $2.6 million respectively.

As of December 31, 2019 and December 31, 2018, total unrecognized compensation expense related to unvested employee stock options was $9.8 million and $9.8 million, respectively, which is expected to be recognized over a weighted average period of 2.5 years and 3.1 years, respectively.
Effective November 20, 2019, the Company amended the terms of the options granted to a non-employee director in connection with his resignation from the board of directors, whereby he was entitled to receive immediate vesting of his outstanding, unvested stock options (141,328 shares), provided that the options will become exercisable in accordance with their original vesting schedules irrespective of his termination of service, and an extension of the right to exercise each of his vested stock options (234,772 shares) until the final expiration date of the applicable option, resulting in a modification. The subsequent stock-based compensation amount recognized as of December 31, 2019 was $0.1 million.
The estimated grant date fair values of non-employee stock option awards granted under the 2016 Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.92%	2.77%	—%
Dividend yield	—	—	—
Expected life (in years)	5.33	5.81	0.00
Expected volatility	88.60%	85.86%	—%

The weighted average grant date fair value of stock options granted to non-employees during the years ended December 31, 2019 and 2018 was $1.32 and $6.78, respectively.
As of December 31, 2019 and 2018 total unrecognized compensation expense related to unvested non‑employee stock options was less than $0.1 million and $1.1 million, respectively, which is expected to be recognized over a weighted average period of 0.4 years and 2.2 years, respectively.
The following table summarizes the activity under the 2008 Plan, 2016 Plan, and 2018 Inducement Incentive Award Plan:

			Weighted‑average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee awards
Outstanding at December 31, 2018	3,681,575	$9.49	7.77	$300
Granted	3,876,255	$2.01
Exercised	(125,600)	$1.20
Forfeited	(1,108,634)	$10.38
Outstanding at December 31, 2019	6,323,596	$4.91	8.71	$1,716

Vested at December 31, 2019	1,485,228	$10.02	6.73	$90
Vested and expected to vest at December 31, 2019	5,843,053	$5.10	8.65	$1,500

Non‑employee awards
Outstanding at December 31, 2018	412,404	$6.44	6.42	$28
Granted	73,489	$1.86
Exercised	—	$—
Forfeited	(12,820)	$0.47
Outstanding at December 31, 2019	473,073	$5.89	6.23	$38

Vested at December 31, 2019	330,528	$5.61	5.06	$21
Vested and expected to vest at December 31, 2019	473,073	$5.89	6.23	$38

Restricted Stock Units
During the first quarter of 2019, the Company awarded 100,000 restricted stock units under the Inducement Incentive Award Plan, of which 50,000 were determined to be granted and 50,000 were reserved for issuance consistent with ASC Topic 718, Compensation-Stock Compensation (ASC 718). The 50,000 granted restricted stock units had a fair value of $2.29 per share based on the closing price of the Company’s common stock on the date of grant. These restricted stock units were valued at approximately $0.1 million, and will vest on the date an applicable performance condition is achieved on or prior to December

31, 2020. If the performance condition is not satisfied on or prior to December 31, 2020, the restricted stock units will be forfeited for no consideration.
The 50,000 reserved restricted stock units did not have defined performance criteria until August 6, 2019, at which time, they were deemed both granted and vested. These restricted stock units had a fair value of $1.65 per share. These restricted stock units were valued at approximately $0.1 million and fully expensed as of December 31, 2019.
Unrecognized compensation expense for the restricted stock units was $0.8 million as of December 31, 2019, which is expected to be recognized over a weighted average period of 2.8 years.
The following table summarizes the status of the Company’s restricted stock units:

	Number of shares	Weighted average fair value ($)
Unvested at December 31, 2018	175,000	$6.03
Granted	100,000	1.97
Vested	93,750	1.65
Forfeited	—	—
Unvested at December 31, 2019	181,250	$5.00

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
At inception of the ESPP, a total of 173,076 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the year ended December 31, 2019 and 2018, the number of shares of common stock that may be issued under the ESPP was increased by 224,717 shares and 223,432 shares, respectively. During the year ended December 31, 2019, the Company issued 17,205 shares of common stock under the ESPP. As of December 31, 2019, 747,406 shares remain available for future issuance under the ESPP.
For each of the years ended December 31, 2019 and 2018, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.
The Company recorded stock-based compensation expense related to stock option awards, restricted stock units and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$2,079	$2,453	$1,779
General and administrative	3,082	3,261	2,302
Total stock-based compensation expense	$5,161	$5,714	$4,081

12. Revenue Arrangements

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
Financial Statement Impact of Adopting ASC 606
The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018, was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the Company recorded an adjustment to long term deferred revenue and accumulated deficit totaling $1.8 million. In connection with the adoption of ASC 606, the Company identified three collaboration/grant arrangements that required analysis to quantify the impact of adoption to its opening accumulated deficit balance as of January 1, 2018: Spark Therapeutics, Inc., Skolkovo Foundation and National Institutes of Health.
Asklepios Biopharmaceutical, Inc.
License Agreement for Pompe Disease
On December 17, 2019, the Company and AskBio entered into a License Agreement, referred to as the AskBio License Agreement. Pursuant to the AskBio License Agreement, AskBio has exercised its option to exclusively license the Company’s intellectual property rights covering the Company’s ImmTOR platform to research, develop, and commercialize certain AAV gene therapy products utilizing ImmTOR, and targeting the GAA gene, or derivatives thereof, to treat Pompe Disease.
Pursuant to the AskBio License Agreement and ancillary documents, AskBio agreed to pay to the Company upfront fees of an aggregate of $7.0 million. Assuming successful development and commercialization, the Company could receive up to an additional $237.0 million in development, regulatory, and sales milestone payments. If commercialized, the Company would be eligible to receive tiered royalties on global net sales at percentages ranging from mid-to-high single digits. Under the terms of the agreement, the Company will be eligible to receive these royalties commencing on the first commercial sale of the licensed product until the expiration of the later of (i) ten years after the first commercial sale and (ii) expiration of the last to expire valid claim on patents covering the licensed product.
Pursuant to the AskBio License Agreement, the Company will supply AskBio with its ImmTOR platform ("Supply Obligation") and AskBio will be responsible for all preclinical, clinical and commercial manufacture and supply of Licensed Products (other than ImmTOR) and carry out all other activities related to the research, development, and commercialization of Licensed Products at its sole expense, including all regulatory activities related thereto.
The Company determined that the AskBio License was not capable of being distinct from the Supply Obligation. The Company has concluded that AskBio cannot derive benefit from the license without the simultaneous transfer of the patent protected ImmTOR supply. Therefore, the License Obligation and Supply Obligation represent the only promise in the arrangement and are combined as a single performance obligation (the “AskBio License and Supply Obligation”).
In determining the transaction price, the Company concluded that the future development milestones, regulatory milestones, sales milestones, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Consideration related to sales-based milestones as well as royalties on net sales upon commercialization by AskBio, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to AskBio and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of December 31, 2019, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The total initial transaction price of the contract on the effective date is $7.0 million, which is comprised of the $2.0 million initial up-front payment upon agreement of terms, and $5.0 million initial up-front execution fee. The $5.0 million execution fee became billable on the effective date and is recorded on the balance sheet as a receivable and a corresponding contract liability as of December 31, 2019.
As of December 31, 2019, the Company recorded $1.7 million as a short-term contract liability and $5.3 million as a long-term contract liability representing deferred revenue associated with this agreement.
Spark Therapeutics, Inc.
Spark License Agreement

In December 2016, the Company entered into a License and Option Agreement (“Spark License Agreement”) with Spark Therapeutics, Inc. (“Spark”) pursuant to which the Company and Spark agreed to collaborate on the development of gene therapies for certain targets utilizing the ImmTOR platform. The Spark License Agreement provides Spark with certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property, allowing Spark to develop and commercialize gene therapies in combination with ImmTOR for an initial identified target.
In addition to an upfront cash payment of $10.0 million under the Spark License Agreement, additional payments of an aggregate of $5.0 million in two payments of $2.5 million each were paid within twelve months of December 2, 2016 (“Contract Date”). The first of the two additional payments was scheduled to be made on or before May 31, 2017 (the “May 2017 License Payment”) (see “Spark Letter Agreement” below) and the second was made on October 31, 2017. Spark may also exercise options to research, develop and commercialize gene therapies utilizing the ImmTOR platform for up to four additional targets. The Company was eligible to receive a variable fee up to $2.0 million for each additional target option elected, dependent on the incidence of the applicable indication. The election period in which Spark could have exercised additional targets under the Spark License Agreement was a term of three years from the Contract Date, which expired on December 1, 2019.
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

The First Acquisition Rights and Second Acquisition Rights are collectively referred to herein as the “Acquisition Rights”.
Under the Spark Purchase Agreement, Spark agreed not to dispose of any of the shares acquired at either the Initial Closing or the from the subsequent Acquisition Rights that it may acquire until January 1, 2018 and, thereafter, transfers are contractually subject to volume limitations applicable to an “affiliate” under Rule 144 of the Securities Act.
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
The Company identified the following components of the agreement: (1) certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property and a license to conduct certain research activities under the collaboration, (the "Spark License"), (2) options to research, develop and commercialize gene therapies utilizing the ImmTOR platform for up to four additional target therapy options, (the "Option Obligation"), (3) manufactured supply of ImmTOR, (the "Supply Obligation") at a discount. In exchange, the Company received an upfront payment of $15.0 million and is eligible to receive additional payments of up to $35.0 million based on the achievement by Spark of future specified development milestones, up to $30.0 million based on the achievement by Spark of future specified regulatory milestones, up to $110.0 million based on the achievement by Spark of future specified commercial milestones, and up to $255.0 million based on the achievement by Spark of future specified sales milestones. The Company will also be eligible to receive tiered royalty payments that reach low double-digits based on future net sales for the duration of the royalty term.
The Company determined that the Spark License and Supply Obligation represent a single promise and performance obligation (the “Combined License and Supply Obligation”). This is because Spark cannot derive benefit from the license without the simultaneous transfer of the patent protected ImmTOR supply. The Company also determined that the Target Options, which includes the related Supply Obligation, provides the customer with a material right and is considered a performance obligation in the arrangement since it was priced at an incremental discount. Therefore, the Company determined that the Spark agreement contains five distinct performance obligations: the Combined License and Supply Obligation, and the four separate Target Options.
In determining the transaction price, the Company considered the future development milestones, regulatory milestones, commercial milestones, sales milestone, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Spark, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property granted to Spark and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of December 31, 2019, all future milestones are constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The Company determined that the up-front payment of $12.3 million ($15.0 million, less fair value of the equity totaling $2.7 million as discussed above) was included in the transaction price and was allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company allocated $7.1 million to the Combined License and Supply Obligation and $5.2 million to the discount on the Target Options ($1.3 million for each option) using the relative standalone selling price method to each obligation. The standalone selling price for the Combined License and Supply Obligation was determined using a discounted cash flow model. The standalone selling price for the Target Options were determined based on the fair value of the license minus the strike price of the option (the probability of exercise was included in the valuation) as well as the estimated discount of the Supply Obligation.
The estimated proceeds expected to be received from the sale of the Supply Obligation were also included in the transaction price for the Combined License and Supply Obligation. The total consideration allocated to the Combined License and Supply Obligation will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term which was initially estimated to be approximately four years.
On December 1, 2019, the term for Spark to exercise additional target options expired; the Company recognized $6.7 million in revenue from deferred revenue as originally allocated. In addition, during the year ended December 31, 2019, there were two deliveries resulting in less than $0.1 million of revenue recognized. No revenue related to the Spark License Agreement was recognized during the year ended December 31, 2018.
As of December 31, 2019, there was a contract liability of $9.2 million representing deferred revenue presented as non-current associated with this agreement. As of December 31, 2018, there was $14.7 million of deferred revenue related to this agreement.
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
Consistent with the First Acquisition Right, Spark purchased 324,362 shares of common stock pursuant to the Spark Purchase Agreement, as amended by the Letter Agreement, for an aggregate purchase price of $5.0 million, or $15.41 per share of common stock. The purchase price per share represents an amount equal to 115.0% of the average daily VWAP of the common stock during the thirty consecutive calendar days leading up to and ending on the day prior to the First Acquisition Right notification date. At the initial contract assessment, the Company allocated $2.7 million to equity (representing the fair value of the initial purchase of common stock combined with the embedded future stock Acquisition Rights). Upon exercise of the First Acquisition Right, the Company recorded the purchase amount to stockholders’ equity (deficit).
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
On June 5, 2019, the term of the Reimbursement Period under the Letter Agreement expired. During the year ended December 31, 2019, the Company updated its estimate of variable consideration included in the transaction price to include $1.2 million of unpaid reimbursements to Spark.
Skolkovo Foundation
The Company has received grant funding from the Russia-based Development Fund of New Technologies Development and Commercialization Center ("Skolkovo"). From grant inception through December 31, 2019, the Company received $2.0 million from Skolkovo.
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
As of December 31, 2019, a contract liability of $0.1 million remains on the balance sheet and will not be recognized as revenue until the expiration of the three-year audit period, expected April 2021, or sooner, if resolution is reached with Skolkovo or there is a change in the estimate.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed). As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.2 million. The Company does not expect to recognize revenue on the remaining performance obligations over the next 12 months.
Contract Balances from Contracts with Customers (AskBio, Spark and Skolkovo Foundation)

The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2019 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Year Ended December 31, 2019
Contract liabilities:
Deferred revenue	$14,777	$8,254	$(6,677)	$16,354
Other liabilities (1)	2,126	—	(2,126)	—
Total contract liabilities	$16,903	$8,254	$(8,803)	$16,354
(1) On June 5, 2019, the term of the Reimbursement Period under the Letter Agreement expired. During the year ended December 31, 2019, the Company updated its estimate of variable consideration included in the transaction price to include $1.2 million of unpaid reimbursements to Spark.
13. Related‑Party Transactions
Financing
During the year ended December 31, 2019, the Company completed the 2019 Purchase Agreement, 2019 Private Placement, and the 2019 Follow-On. The following tables set forth the number of shares of common stock, common warrants, and pre-funded warrants purchased by executive officers and members of the board of directors of the Company (and related parties thereto), as described in Note 10.

	2019 Purchase Agreement
Name	Shares of common stock purchased	Common warrants to be purchased	Total aggregate purchase price
TAS Partners, LLC	3,940,887	1,970,443	$6,000,000
Carrie S. Cox	65,681	32,840	$99,999
Timothy Barabe	65,681	32,840	$99,999
Scott D. Myers	39,409	19,704	$60,000

	2019 Private Placement
Name	Shares of common stock purchased	Total purchase price
Timothy A. Springer, Ph.D.	1,600,000	$2,896,000
TAS Partners, LLC (affiliate of Timothy A. Springer, Ph.D.)	1,100,000	$1,991,000
Elona Kogan, J.D.	82,872	$149,998
Patrick Zenner	55,248	$99,999
Takashi Kei Kishimoto, Ph.D.	50,000	$90,500
Carsten Brunn, Ph.D.	41,436	$74,999
Scott D. Myers	41,436	$74,999
Stephen Smolinski	13,812	$25,000

	2019 Follow-On
Name	Shares of common stock purchased	Total purchase price
Timothy A. Springer, Ph.D.	4,000,000	$6,000,000
Entities affiliated with Polaris	666,666	$999,999
Chafen Lu (Timothy A. Springer’s wife)	66,666	$99,999
Jed Springer (Timothy A. Springer’s brother)	1,000	$1,500

Consulting Services

During 2018, the Company entered into an amended consulting agreement, (the "Consulting Agreement") with Dr. Omid Farokhzad, a member of its Board of Directors. The term of the amendment to the Consulting Agreement was April 1, 2018 to December 31, 2019, which extended the original consulting term for an additional nine months from March 31, 2019. Compensation included a $85,000 payment for the period beginning January 1, 2019 and ending December 31, 2019. The $85,000 was paid quarterly across the contract term in arrears beginning March 31, 2019. Included within this agreement, a stock option award of 75,000 shares was granted, with a weighted average grant date fair value of $4.35. Effective November 20, 2019, Dr. Farokhzad resigned as a member of its Board of Directors.
In addition, the Company incurred expenses for consulting services provided by its founders totaling $0.5 million, $0.2 million and $0.2 million during the years ended December 31, 2019, 2018 and 2017, respectively. The agreements associated with the above consulting services provided by its founders were terminated effective December 31, 2019. The Company entered into new agreements with its founders to serve roles on its Scientific Advisory Board, effective January 1, 2020 to December 31, 2021, under which they will be paid quarterly for their services.
14. Collaboration Agreements
Feasibility Study and License Agreement
On August 6, 2019, the Company entered into a Feasibility Study and License Agreement with AskBio, which is referred to as the AskBio Collaboration Agreement. Pursuant to the AskBio Collaboration Agreement, the Company and AskBio agreed to license intellectual property rights to each other as part of a collaboration to research, develop, and commercialize certain adeno-associated virus (“AAV”) gene therapy products utilizing the Company’s ImmTOR platform to enable re-dosing of such AAV gene therapy products to treat serious rare and orphan genetic diseases for which there is a significant unmet medical need.
Pursuant to the AskBio Collaboration Agreement, the Company and AskBio agreed to conduct proof of concept studies to potentially validate the use of ImmTOR in conjunction with AAV for the treatment of methylmalonic acidemia (MMA), based on the Company’s product candidate SEL-302, to mitigate the formation of neutralizing anti-AAV capsid antibodies (the POC Studies). If the POC Studies are successful, or the parties otherwise elect to do so, the parties will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. If the POC Studies fail to demonstrate a proof of concept, and the parties do not mutually agree in writing to proceed with the collaboration, the AskBio Collaboration Agreement will expire.
The Company and AskBio will share responsibility for the research, development and commercialization of products developed under this collaboration. The parties will also share research, development and commercialization costs equally for all collaboration products, but with a right of either party to opt out of certain products, and thereby no longer be required to share costs for such products. Each party will receive a percentage of net profits for each product sold under the collaboration equal to the percentage of shared costs borne by such party in the development of such product. Pursuant to the AskBio Collaboration Agreement, AskBio is responsible for manufacturing the AAV capsids and AAV vectors and the Company is responsible for manufacturing ImmTOR.
The AskBio Collaboration Agreement is considered to be within the scope of ASC 808, as both parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company evaluated the terms of the AskBio Collaboration Agreement and have identified the following promises in the arrangement (1) conducting research and development activities to develop and commercialize products under the collaboration, (the “R&D Services”), (2) granting a non-exclusive, non-transferable, royalty-free, fully paid up, worldwide license to certain intellectual property of the Company, (the “IP Rights”) for the purpose of performing the POC Studies, (the “Research License”), (3) granting an exclusive, nontransferable, worldwide license to the IP Rights for use in certain indications (the” Collaboration License”), (4) providing manufactured supply of preclinical and clinical ImmTOR, (the “Manufactured Supply”), (5) participation on identified steering committees responsible for the oversight of the collaboration, (the “JSC Participation”), and (6) granting an exclusive option to obtain a license under the IP Rights to research, develop and commercialize Licensed Products. The Company determined that the R&D Services, Research License, Collaboration License, Manufactured Supply, and JSC Participation were not capable of being distinct, and therefore must be combined into a single performance obligation. Therefore, promises (1) through (5) identified above were combined into a single performance obligation. Furthermore, the Company evaluated the Option Agreement and determined that it does not provide AskBio with a material right under ASC 606 as the option was not priced at a discount (see discussion of the Option exercise in Note 12). The Company noted that AskBio did not meet the definition of a customer within the scope of ASC 606 for any distinct performance obligations as the Company concluded that such items were not an output of the Company’s ordinary activities. As such, the Company determined that the entire arrangement would be accounted for within the scope of ASC 808.
In accordance with ASC 808, collaboration expenses are recognized within R&D expense and selling, general and administrative expense on our condensed consolidated statements of operations. For the year ended December 31, 2019, the

Company did not recognize any collaboration expense or record a receivable under the AskBio Collaboration Agreement in which actual costs incurred by both parties are an approximated 50% cost share.
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
Massachusetts Institute of Technology
On December 13, 2019, the Company entered into the Fourth Amendment (the MIT Amendment) to the Exclusive Patent License Agreement by and between the Company and the Massachusetts Institute of Technology (MIT) (the MIT Agreement). Pursuant to the MIT Amendment, a provision of the MIT Agreement under which the Company was obligated to initiate a Phase 3 clinical trial for a licensed product by a specified date in the fourth quarter of 2019 is tolled until the earlier of (i) a specified date in the second quarter of 2020 or (ii) the effective date of a written amendment to the MIT Agreement. Further, pursuant to the MIT Amendment, the parties agreed to negotiate in good faith to enter into a future amendment to the MIT Agreement after the Company provides MIT with an amended diligence plan.
On November 25, 2008, the Company entered into an Exclusive Patent License agreement with MIT, which is referred to as the Exclusive Patent License. The Company received an exclusive royalty‑bearing license to utilize patents held by MIT in exchange for upfront consideration and annual license maintenance fees. Such fees are expensed as incurred and have not been material to any period presented.
As of December 31, 2019, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the year ended December 31, 2019.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement with Shenyang Sunshine Pharmaceutical Co., Ltd. (“3SBio”), which is referred to as the 3SBio License. The Company has paid to 3SBio an aggregate of $3.0 million in upfront and milestone-based payments under the 3SBio License as of December 31, 2019. We are required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing our ImmTOR platform, and up to an aggregate of $41.5 million for products without our ImmTOR platform.
Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc.
In May 2016, the Company entered into a license agreement with the Massachusetts Eye and Ear Infirmary and The Schepens Eye Research Institute, Inc. (collectively, “MEE”), which is referred to as the MEE License. On September 16, 2019, in accordance with the terms of the MEE License, the Company notified MEE of its intention to terminate the MEE License, effective December 15, 2019. In connection with the termination, the Company has accrued less than $0.1 million for final license fees as of December 31, 2019. Through December 31, 2019, the Company paid a total of $0.4 million in license fees due under the MEE License.
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
For the years ended December 31, 2019, 2018 and 2017, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company's effective income tax rate:

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal rate	21.0%	21.0%	34.0%
State income taxes - net of federal benefit	6.3%	7.0%	5.8%
Permanent items	(2.1)%	(0.5)%	(0.1)%
Research tax credits/other	1.1%	1.6%	0.5%
Change in enacted rates	—%	—%	(35.8)%
Valuation allowance, net	(26.3)%	(29.1)%	(6.7)%
Other	—%	—%	2.3%
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that give rise to the Company's net deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred Tax Assets
Net operating loss carryforwards	$71,270	$59,126
Research and development credits	6,586	5,780
Stock-based compensations expense	2,516	1,946
Deferred rent and other expenses	812	458
Deferred revenue	4,468	4,037
Operating lease liability	102	—
Patent costs/amortization	5,111	4,881
Gross deferred tax assets	90,865	76,228

Deferred Tax Liabilities
Depreciation	$(57)	$(66)
Operating lease right-of-use asset	(82)	—
Gross deferred tax liabilities	(139)	(66)
Net deferred tax assets before valuation allowance	90,726	76,162
Valuation allowance	(90,726)	(76,162)
Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance against its net deferred tax assets, as the Company believes that it is more likely than not that the deferred tax assets will not be realized.
Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. The valuation allowance increased by $14.6 million and $18.5 million for the years ended December 31, 2019 and 2018, respectively, primarily as a result of an increase in net operating loss. In 2014, the Company's Russian subsidiary was granted a 10 year tax holiday in Russia. The Company's foreign operations continue to benefit from the tax holiday, which is set to expire on December 31, 2023, however the Company is in the process of closing down operations in Russia and does not expect any tax liability.
At December 31, 2019, the Company had federal and state net operating loss carryforwards of $262.2 million and $256.5 million, respectively, which will expire at various times through 2037. Of the federal net operating loss carryforwards, $99.7 million can be carried forward indefinitely. The Company also has federal and state research and development tax credit carryforwards of $4.2 million and $3.0 million, respectively, available to reduce future tax liabilities, which will expire at various times through 2039.
Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code due to ownership change limitations that have occurred previously, or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2019, the Company completed a Section 382 study, noting that an ownership change occurred during 2017.  However, the Company has determined that all net operating losses would be available in the future.  As a result, the deferred tax assets related to the federal and Massachusetts net operating losses and credit carryforwards are not currently limited.
The Company applies ASC 740, Income Taxes to uncertain tax positions. As of the adoption date on January 1, 2010 and through December 31, 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued.

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
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2019, the Company had no accrued interest related to uncertain tax positions.
The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities is open for tax years since inception. The Company files income tax returns in the United States and Massachusetts. There are currently no federal, state or foreign audits in progress.
16. Defined Contribution Plan
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled $0.1 million, $0.2 million and $0.2 million during each of the years ended December 31, 2019, 2018 and 2017.
17. Commitments and Contingencies
As of December 31, 2019, the Company had operating lease agreements for offices in Watertown, MA. See Note 8 for additional information regarding the Company's leases.
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
18. Selected Quarterly Financial Data (Unaudited)
The following table summarizes unaudited quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except per share data).

	Three Months Ended (unaudited)
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Grant and collaboration revenue	$10	$13	$—	$6,654
Operating expenses	$11,866	$16,248	$11,794	$19,224
Net loss	$(12,074)	$(16,394)	$(11,994)	$(14,888)
Net loss attributable to common stockholders	$(12,074)	$(16,394)	$(11,994)	$(14,888)

Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.37)	$(0.26)	$(0.28)

	Three Months Ended (unaudited)
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Grant and collaboration revenue	$—	$—	$—	$903
Operating expenses	$15,813	$18,769	$15,941	$15,402
Net loss	$(15,888)	$(18,796)	$(16,001)	$(14,651)
Net loss attributable to common stockholders	$(15,888)	$(18,796)	$(16,001)	$(14,651)

Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.84)	$(0.71)	$(0.65)