Form 10-Q
period 2020-03-31
SELECTA BIOSCIENCES INC
filed 2020-05-07
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37798
Selecta Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware			26-1622110
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

65 Grove Street	Watertown	MA	02472
(Address of principal executive offices)			(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 1, 2020, the registrant had 87,489,681 shares of common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, the plans and objectives of management for future operations and future results of anticipated products, a potential amendment to our exclusive patent license agreement with the Massachusetts Institute of Technology, and the impact of the novel coronavirus (COVID-19) pandemic on our business and operations and our future financial results, and the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

-	the impact of the COVID-19 pandemic on our operations, the continuity of our business, including our preclinical studies and clinical trials, and general economic conditions;

-	our ability to protect and enforce our intellectual property rights;

-	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;

-	our ability to obtain and retain key executives and attract and retain qualified personnel;

-	developments relating to our competitors and our industry, including the impact of government regulation; and

-	our ability to successfully manage our growth.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,606	$89,893
Restricted cash	279	279
Accounts receivable	—	5,000
Prepaid expenses and other current assets	1,555	1,495
Total current assets	74,440	96,667
Property and equipment, net	1,134	1,222
Right-of-use asset, net	11,847	301
Long-term restricted cash	1,379	1,379
Total assets	$88,800	$99,569
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,330	$500
Accrued expenses	8,775	13,492
Loan payable	16,868	18,905
Lease liability	1,425	372
Deferred revenue	1,674	1,674
Total current liabilities	30,072	34,943
Non‑current liabilities:
Lease liability	10,440	—
Deferred revenue	14,656	14,680
Warrant liabilities	42,395	41,549
Total liabilities	97,563	91,172
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 87,019,172 and 86,325,547 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	9	9
Additional paid-in capital	351,184	348,664
Accumulated deficit	(355,373)	(335,753)
Accumulated other comprehensive loss	(4,583)	(4,523)
Total stockholders’ equity (deficit)	(8,763)	8,397
Total liabilities and stockholders’ equity (deficit)	$88,800	$99,569
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Grant and collaboration revenue	$—	$10
Operating expenses:
Research and development	14,724	7,353
General and administrative	4,098	4,513
Total operating expenses	18,822	11,866
Loss from operations	(18,822)	(11,856)
Investment income	240	277
Foreign currency transaction (loss), net	82	(30)
Interest expense	(273)	(396)
Change in fair value of warrant liabilities	(846)	—
Other (expense), net	(1)	(69)
Net loss	(19,620)	(12,074)
Other comprehensive loss:
Foreign currency translation adjustment	(60)	22
Unrealized gain on securities	—	2
Total comprehensive loss	$(19,680)	$(12,050)

Net loss per share:
Basic and diluted	$(0.21)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	94,723,513	38,447,319

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid‑in	Accumulated	comprehensive	Equity
	Shares	Amount	capital	deficit	loss	(Deficit)
Balance at December 31, 2019	86,325,547	$9	$348,664	$(335,753)	$(4,523)	$8,397
Issuance of common stock under Employee Stock Purchase Plan	78,583	—	114	—	—	114
Issuance of common stock upon exercise of options	5,128	—	3	—	—	3
Issuance of vested restricted stock units	10,937	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	598,977	—	1,141	—	—	1,141
Other financing fees	—	—	(147)	—	—	(147)
Stock‑based compensation expense	—	—	1,409	—	—	1,409
Currency translation adjustment	—	—	—	—	(60)	(60)
Net loss	—	—	—	(19,620)	—	(19,620)
Balance at March 31, 2020	87,019,172	$9	$351,184	$(355,373)	$(4,583)	$(8,763)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid‑In	Accumulated	comprehensive	Equity
	Shares	Amount	Capital	deficit	loss	(Deficit)
Balance at December 31, 2018	22,471,776	$3	$279,539	$(280,403)	$(4,557)	$(5,418)
Issuance of common stock under Employee Stock Purchase Plan	11,943	—	20	—	—	20
Issuance of common stock upon exercise of options	115,600	—	145	—	—	145
Issuance of common stock, net of issuance costs	22,188,706	2	30,940	—	—	30,942
Stock‑based compensation expense	—	—	1,180	—	—	1,180
Currency translation adjustment	—	—	—	—	22	22
Unrealized gains (losses) on securities	—	—	—	—	2	2
Net loss	—	—	—	(12,074)	—	(12,074)
Balance at March 31, 2019	44,788,025	$5	$311,824	$(292,477)	$(4,533)	$14,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Cash flows from operating activities
Net loss	$(19,620)	$(12,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	231	181
Amortization of premiums (accretion of discounts) on investments	—	(47)
Non-cash lease expense	366	446
Loss on disposal of property and equipment	1	70
Stock‑based compensation expense	1,409	1,180
Non‑cash interest expense	123	189
Warrant liabilities revaluation	846	—
Changes in operating assets and liabilities:
Accounts receivable	5,000	—
Prepaid expenses, deposits and other assets	(61)	(6,158)
Accounts payable	836	(407)
Deferred revenue	—	(2)
Accrued expenses and other liabilities	(829)	(3,618)
Net cash used in operating activities	(11,698)	(20,240)
Cash flows from investing activities
Purchases of short-term investments	—	(18,188)
Sale of short term investments	—	1,992
Purchases of property and equipment	(135)	—
Proceeds from the sale of property and equipment	—	77
Net cash used in investing activities	(135)	(16,119)
Cash flows from financing activities
Repayments of principal on outstanding debt	(2,100)	—
Net proceeds from issuance of common stock	—	30,942
Net proceeds from issuance of common stock- at-the-market offering	1,141	—
Issuance costs paid for December 2019 financing	(4,381)	—
Other financing fees	(147)	—
Proceeds from exercise of stock options	3	145
Proceeds from issuance of common stock under Employee Stock Purchase Plan	114	20
Net cash (used in) provided by financing activities	(5,370)	31,107
Effect of exchange rate changes on cash	(84)	22
Net change in cash, cash equivalents, and restricted cash	(17,287)	(5,230)
Cash, cash equivalents, and restricted cash at beginning of period	91,551	37,682
Cash, cash equivalents, and restricted cash at end of period	$74,264	$32,452
Supplement cash flow information
Cash paid for interest	$232	$312
Noncash investing and financing activities
Purchase of property and equipment not yet paid	$10	$—
Equity offering costs in accrued liabilities	$42	$10
Unrealized gain on marketable securities	$—	$2

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2020 and 2019 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 12, 2020 (the “Annual Report on Form 10-K”). The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of March 31, 2020 and consolidated results of operations and cash flows for the three months ended March 31, 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

As of March 31, 2020, the Company’s cash, cash equivalents and restricted cash were $74.3 million, of which $1.7 million was restricted cash related to lease commitments and $0.3 million was held by its Russian subsidiary designated solely for use in its operations. The Company has incurred losses and negative cash flows from operating activities since inception. As of March 31, 2020 and December 31, 2019, the Company had an accumulated deficit of $355.4 million and $335.8 million, respectively. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

Management is actively exploring licenses and other strategic collaborations that have the potential to provide non-dilutive capital and accelerate the development of new or existing product candidates incorporating the Company’s ImmTOR platform. Additionally, the Company may seek to fund its operations through issuances of equity and other securities. If the Company enters into strategic collaborations and alliances, which may include existing collaboration partners, the Company may have to relinquish valuable rights to its technologies or product candidates, or grant licenses on terms that are not favorable to the Company. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of its existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. The Company requires additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. If the Company is unable to raise sufficient capital through strategic collaborations and the sale of equity or other securities, it intends to curtail expenses contemplated by the current operating plan, and the Company may be required to delay, limit, reduce or terminate its product development efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. Because of the uncertainty in securing additional capital and the insufficient amount of capital resources at March 31, 2020, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.

At this time, there is significant uncertainty relating to the trajectory of the pandemic and the impact of related responses. Any impact of COVID-19 on our business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors - The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

All amounts due under the 2017 Term Loan (see Note 9) have been classified as a current liability as of March 31, 2020 due to the considerations discussed above and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Quarterly Report on Form 10-Q.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through March 31, 2020, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2020, there were no realized losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.
As of March 31, 2020, the Company had restricted cash balances relating to secured letters of credit in connection with its current Headquarters Lease and New Headquarters Lease (as defined in Note 8). The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	March 31,
	2020	2019
Cash and cash equivalents	$72,606	$32,173
Restricted cash	279	279
Long-term restricted cash	1,379	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$74,264	$32,452

Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term deposits and investments, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially creditworthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of March 31, 2020, the Company maintained approximately $0.3 million in Russian bank accounts, all of which was held in U.S. dollars.
The Company did not have any off-balance sheet arrangements as of March 31, 2020 and December 31, 2019.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, restricted cash, accounts payable, loans payable, and common warrants. The carrying amounts of cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At March 31, 2020, the carrying amount of the Company's loan payable approximates its estimated fair value due to the short-term nature of the instrument.
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
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the three months ended March 31, 2020 or the year ended December 31, 2019.
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
Impairment of Long‑Lived Assets
The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available, which is at the entity level ("asset group"). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Based on management's evaluation, the fair value of the asset group, measured as the market capitalization of the Company exceeds its carrying value, and for this reason the Company did not recognize any material impairment losses during the three months ended March 31, 2020 and 2019.
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
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of March 31, 2020 and December 31, 2019, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Leases

The Company accounts for its leases in accordance with ASC Topic 842, Leases (ASC 842), and determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company elected not to recognize leases with a term less than one year on its balance sheet. Operating lease right-of-use (ROU) assets and their corresponding lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.
In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, the Company elected the practical expedient to not separate lease and non-lease components. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense. Right-of-use assets and operating lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. See Note 8 for details.
Recent Accounting Pronouncements
Recently Adopted
In August 2018, 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) which changes the fair value measurement disclosure requirements of ASC 820. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. The Company adopted the new standard effective January 1, 2020, and there was no impact on its consolidated financial statements.
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
3. Marketable Securities
As of March 31, 2020, and December 31, 2019, the Company did not have marketable securities.

4. Net Loss Per Share
The Company has reported a net loss for the three months ended March 31, 2020, and 2019. For this reason basic and diluted net loss per share are the same for all periods presented. Since the shares underlying the 8,342,128 pre-funded warrants are issuable for little or no consideration, they are considered outstanding for both basic and diluted earnings per share. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(19,620)	$(12,074)
Denominator:
Weighted‑average common shares and pre-funded warrants outstanding—basic and diluted	94,723,513	38,447,319
Net loss per share attributable to common stockholders —basic and diluted	$(0.21)	$(0.31)

All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	March 31,
	2020	2019
Stock options to purchase common stock	7,745,936	4,564,742
Unvested restricted stock units	170,313	275,000
Stock warrants to purchase common stock	23,084,120	95,619
Total	31,000,369	4,935,361

5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of March 31, 2020 and December 31, 2019, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$50,528	$50,528	$—	$—
Total	$50,528	$50,528	$—	$—

Liabilities:
Warrant liabilities	$42,395	$—	$—	$42,395
Total	$42,395	$—	$—	$42,395

	December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$50,401	$50,401	$—	$—
Total	$50,401	$50,401	$—	$—

Liabilities:
Warrant liabilities	$41,549	$—	$—	$41,549
Total	$41,549		$—	$41,549

At each of March 31, 2020 and December 31, 2019, the money market funds were classified as cash and cash equivalent on the accompanying consolidated balance sheet as they mature within 90 days from the date of purchase.
Assumptions Used in Determining Fair Value of Common Warrants
In December 2019, the Company issued common warrants in connection with a private placement of common shares. Pursuant to the terms of the common warrants, the Company could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. The Company recorded the fair value of the common warrants upon issuance using the Black-Scholes valuation model and are required to revalue the common warrants at each reporting date with any changes in fair value recorded in the statement of operations. The valuation of the common warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable.  The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations for the year ended March 31, 2020.
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
A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

March 31,
2020
Risk-free interest rate	0.37%
Dividend yield	—
Expected life (in years)	4.73
Expected volatility	93.43%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects the change in the Company’s Level 3 warrant liabilities, (see Note 10), for the three months ended March 31, 2020 (in thousands):

Warrant liabilities
Fair value as of December 31, 2019	$41,549
Change in fair value	846
Fair value as of March 31, 2020	$42,395

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Laboratory equipment	$4,374	$4,836
Computer equipment and software	494	515
Leasehold improvements	268	278
Furniture and fixtures	219	237
Office equipment	78	135
Construction in process	129	2
Total property and equipment	5,562	6,003
Less accumulated depreciation	(4,428)	(4,781)
Property and equipment, net	$1,134	$1,222

Depreciation expense was $0.2 million for the three months ended March 31, 2020, and 2019. The Company recorded accelerated depreciation costs of less than $0.1 million in the reported property and equipment for the three months ended March 31, 2020 relating to the new corporate headquarters move in 2020.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Payroll and employee related expenses	$1,401	$2,235
Collaboration and licensing	—	1,050
Accrued patent fees	1,324	487
Accrued external research and development costs	5,414	4,379
Accrued professional and consulting services	353	446
Accrued interest	60	82
Issuance costs, December 2019 financing	—	4,381
Other	223	432
Accrued expenses	$8,775	$13,492

8. Leases
The Company accounts for its leases in accordance with ASC Topic 842, Leases (ASC 842).
480 Arsenal Way Lease
The Company has a non‑cancellable operating lease for its laboratory and office space located at 480 Arsenal Way, Watertown, Massachusetts ("Headquarters Lease"). As part of the Headquarters Lease agreement, the landlord provided the Company a tenant improvement allowance of up to $0.7 million, which the Company fully utilized during 2012. The leasehold improvements are capitalized as a component of property and equipment. In connection with the Headquarters Lease, the Company secured a letter of credit for $0.3 million which renews automatically each year and is classified in restricted cash. In August 2016, the Company signed an amendment to the Headquarters Lease, which extended the term through March 31, 2020. In March 2020, the Company signed a new amendment to extend the lease term one additional month to April 30, 2020. The right-of-use asset and lease liability were remeasured and recorded based on the change in the lease term in which the net impact was immaterial.
75 North Beacon Street Lease
In October 2017, the Company entered into a lease for approximately 5,100 square feet of additional office space located at 75 North Beacon Street, Watertown, Massachusetts (the “75 North Beacon Lease”) for a term through March 31, 2020. On January 11, 2019, the Company vacated 75 North Beacon Street, Watertown, MA and consolidated all employees at its corporate headquarters at 480 Arsenal Way, Watertown, MA. The right-of-use asset with carrying amount of $0.2 million attributable to the 75 North Beacon Lease was written down to zero during the first quarter of 2019.
65 Grove Street Lease
In July 2019, the Company entered into a lease for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts (the “New Headquarters Lease”). The Company estimates that it will incur $0.8 million in non-reimbursable construction costs. None of these costs were incurred as of March 31, 2020. The lease began in March 2020, consistent with when the Company took control of the office space and the lease term is 8 years. The discount rate of 8.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods. Rent payments will begin in May 2020, and the base rent for the first year is $0.2 million per month. In connection with the New Headquarters Lease, the Company secured a letter of credit from Silicon Valley Bank for $1.4 million which renews automatically each year. The Company recorded the right-of-use asset and operating lease liabilities of $11.8 million during the three months ended March 31, 2020 as control of the premises was transferred to the Company.
Moscow, Russia Lease
The Company has a month‑to‑month facility agreement for its Moscow, Russia office. Rent expense is recognized as incurred.
Summary of All Lease Costs Recognized Under ASC 842
Rent expense for the three months ended March 31, 2020 and 2019 was $0.6 million, $0.5 million, respectively.

For the three months ended March 31, 2020 and 2019 the components of lease costs were as follows (in thousands):

	March 31,	March 31,
	2020	2019
Operating lease expense	$472	$341
Variable lease expense	199	203
Short-term lease expense	2	8
Total lease expense	$673	$552

The maturity of the Company's operating lease liabilities as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,	December 31,
Operating leases:	2020	2019
2020 (remainder)	$1,943	$375
2021	1,811	—
2022	1,865	—
2023	1,921	—
2024	1,979	—
Thereafter	7,027	—
Total future minimum lease payments	$16,546	$375
Less imputed interest	4,681	3
Total operating lease liabilities	$11,865	$372
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$1,425	$372
Non-current operating lease liabilities	10,440	—
Total operating lease liabilities	$11,865	$372

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	March 31,	March 31,
Operating leases:	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$487	$363

Other than the initial recording of the right of use asset and lease liability for the New Headquarters Lease, which is non-cash, the changes in the Company’s right-of-use asset and lease liability for the three months ended March 31, 2020 and 2019 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	March 31,	December 31,
Operating leases:	2020	2019
Weighted-average remaining lease term	8.0 years	0.3 years
Weighted-average discount rate	8.9%	10.0%

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
As of March 31, 2020 and December 31, 2019, the outstanding principal balance under the 2017 Term Loan was $16.1 million and $18.2 million, respectively.

Future minimum principal and interest payments on the 2017 Term Loan as of March 31, 2020 are as follows (in thousands):

2020 (Remainder)	6,629
2021	8,626
2022	2,457
Total minimum debt payments	$17,712
Less: Amount representing interest	(562)
Less: Debt discount and deferred charges	(282)
Less: Current portion of loan payable	(16,868)
Loan payable, net of current portion	$—

All amounts due under the 2017 Term Loan have been classified as a current liability as of March 31, 2020 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the 2017 Term Loan is not within the Company's control. The Company has not been notified of an event of default by SVB as of the date of the filing of this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2020 and 2019, the Company recognized $0.3 million and $0.4 million, respectively, of interest expense related to the 2017 Term Loan.

10. Equity
Equity Financings
August 2017 Shelf Registration Statement
On August 11, 2017, the Company filed a universal shelf registration statement on Form S-3 (Reg. No. 333-219900) with the SEC to sell an aggregate amount of up to $200.0 million of certain of its securities. The shelf registration statement was declared effective by the SEC on August 28, 2017.
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
From August 11, 2017, the date the Company entered into the Sales Agreement, to December 31, 2019, the Company sold 615,453 shares of its common stock pursuant to the Sales Agreement at an average price of approximately $1.84 per share for aggregate net proceeds of $1.0 million, after deducting commissions and other transaction costs.
During the three months ended March 31, 2020, the Company sold 598,977 shares of its common stock pursuant to the Sales Agreement at an average price of approximately $2.11 per share for aggregate net proceeds of $1.1 million, after deducting commissions and other transaction costs.
December 2019 Financing
On December 18, 2019, the Company entered into a private purchase agreement (the "2019 Purchase Agreement"), and closed the Offering on December 23, 2019. Pursuant to the 2019 Purchase Agreement, the Company sold an aggregate of 37,634,883 shares of its common stock at a purchase price of $1.46 per share, warrants to purchase an aggregate of 22,988,501 shares of common stock at a purchase price of $0.125 per share underlying each common warrant, and pre-funded warrants to purchase an aggregate of 8,342,128 shares of common stock at a purchase price of $1.46 per share, all with five year terms. The exercise price of the pre-funded warrants was $0.0001 per share and the exercise price for the common warrants is $1.46 per share. In the event of a certain sale of the Company, the terms of the common warrants require us to make a payment to such common warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). This provision does not apply to the pre-funded warrants. Therefore, the Company is required to account for the common warrants as liabilities and record them at fair value, while the pre-funded warrants met the criteria to be classified as permanent equity. The Company recorded the fair value of the common warrants of $40.7 million upon issuance using the Black-Scholes valuation model. The common warrants were revalued as of December 31, 2019 at $41.5 million; a charge in fair value of $0.8 million was recorded in the statement of operations for the three months ended March 31, 2020. Issuance costs were allocated between the equity component with an offset to additional paid-in capital and the liability component recorded as expense on a relative fair value basis. Total net proceeds from the equity offering was $65.6 million, after deducting transaction costs and commissions of $4.4 million which was paid in the three months ended March 31, 2020.
Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC within 45 days after the closing of the Offering for purposes of registering the resale of the Shares, shares of Common Stock issuable upon exercise of the Warrants, and any shares of Common Stock issued as a dividend or other distribution with respect to the Shares or shares of Common Stock issuable upon exercise of the Warrants. If the Company did not file such registration statement by the 45-day filing deadline, the Company would have been required to make pro-rata payments to each investor in an amount equal to 1% of the aggregate amount paid pursuant to the stock purchase agreement entered into by such investor for each 30-day period or pro-rata portion thereof following the filing deadline. The Company filed a registration statement on Form S-3 on January 29, 2020, which became effective on February 6, 2020, so no such payments were required.
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
Warrants
During the three months ended March 31, 2020, the Company did not have any exercised or canceled warrants.

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at March 31, 2020	8,437,747	22,988,501	31,426,248	$1.12

Common Stock
As of March 31, 2020, the Company had 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 87,019,172 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through March 31, 2020, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Period ending
	March 31, 2020	December 31, 2019
Exercise of common and pre-funded warrants	31,426,248	31,426,248
Shares available for future stock incentive awards	5,048,316	1,765,018
Unvested restricted stock units	170,313	181,250
Outstanding common stock options	7,745,936	6,796,669
Total	44,390,813	40,169,185

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
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016. The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash-based awards as determined by the Board. Shares subject to awards that are granted under the 2016 Plan and that expire, lapse or terminate are available for future grants under the 2016 Plan. At inception of the 2016 Plan, a total of 1,210,256 shares of common stock were authorized for future issuance under the 2016 Plan. The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. During the three months ended March 31, 2020 and 2019, the number of shares of common stock that may be issued under the 2016 Plan was increased by 3,453,022 shares and 898,871 shares, respectively. As of March 31, 2020, 2,416,239 shares remain available for future issuance under the 2016 Plan.
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

The Company’s 2018 Employment Inducement Incentive Award Plan (the “Inducement Incentive Award Plan”), which was adopted by the Board on September 25, 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"), provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock or cash based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Incentive Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or an employee who is being rehired following a bona fide period of non-employment by the Company, as a material inducement to the employee’s entering into employment with the Company. The Company reserved 1,175,000 shares of its common stock for issuance under the Inducement Incentive Award Plan. On March 25, 2019, the Board approved the amendment and restatement of the Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of March 31, 2020, there are 1,100,000 shares available for future grant under the Inducement Incentive Award Plan.
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
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.73%	2.45%
Dividend yield	—	—
Expected term	6.08	6.06
Expected volatility	87.96%	87.35%
Weighted-average fair value of common stock	$2.30	$2.41

The weighted average grant date fair value of stock options granted to employees during the three months ended March 31, 2020 and 2019 was $1.69, and $1.77, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $0.1 million.
As of March 31, 2020, total unrecognized compensation expense related to unvested employee stock options was $10.2 million, which is expected to be recognized over a weighted average period of 2.5 years.
No stock option awards were granted to non-employees during the three months ended March 31, 2020 and 2019.
As of March 31, 2020, total unrecognized compensation expense related to unvested non‑employee stock options was less than $0.1 million, which is expected to be recognized over a weighted average period of 0.2 years.

The following table summarizes the activity under the 2008 Plan, 2016 Plan, and 2018 Inducement Incentive Award Plan:

			Weighted‑average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee awards
Outstanding at December 31, 2019	6,323,596	$4.91	8.71	$1,716
Granted	1,708,309	$2.30
Exercised	(5,128)	$0.47
Forfeited	(753,914)	$3.62
Outstanding at March 31, 2020	7,272,863	$4.44	8.71	$1,728

Vested at March 31, 2020	1,822,514	$8.39	7.01	$115
Vested and expected to vest at March 31, 2020	6,661,467	$4.61	8.64	$1,541

Non‑employee awards
Outstanding at December 31, 2019	473,073	$5.89	6.23	$38
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2020	473,073	$5.89	5.98	$40

Vested at March 31, 2020	346,860	$5.77	4.98	$22
Vested and expected to vest at March 31, 2020	473,073	$5.89	5.98	$40

Restricted Stock Units
Unrecognized compensation expense for the restricted stock units was $0.7 million as of March 31, 2020, which is expected to be recognized over a weighted average period of 2.6 years.
The following table summarizes the status of the Company’s restricted stock units:

	Number of shares	Weighted average fair value ($)
Unvested at December 31, 2019	181,250	$5.00
Granted	—	—
Vested	10,937	6.03
Forfeited	—	—
Unvested at March 31, 2020	170,313	$4.93

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
At inception of the ESPP, a total of 173,076 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the three months ended March 31, 2020 and 2019, the number of shares of common stock that may be issued under the ESPP was increased by 863,254 shares and 224,717 shares, respectively. During the three months ended March 31, 2020, the Company issued 78,583 shares of common stock under the ESPP. As of March 31, 2020, 1,532,077 shares remain available for future issuance under the ESPP.
For each of the three months ended March 31, 2020 and 2019, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.
The Company recorded stock-based compensation expense related to stock option awards, restricted stock units and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$623	$519
General and administrative	786	661
Total stock-based compensation expense	$1,409	$1,180

12. Revenue Arrangements
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
In determining the transaction price, the Company concluded that the future development milestones, regulatory milestones, sales milestones, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Consideration related to sales-based milestones as well as royalties on net sales upon commercialization by AskBio, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to AskBio and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of March 31, 2020 and December 31, 2019, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The total initial transaction price of the contract on the effective date was $7.0 million, comprised of a $2.0 million initial up-front payment upon agreement of terms, and a $5.0 million initial up-front execution fee.

As of March 31, 2020 and December 31, 2019, the Company recorded $1.7 million as a short-term contract liability and $5.3 million as a long-term contract liability representing deferred revenue associated with this agreement.
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
In determining the transaction price, the Company considered the future development milestones, regulatory milestones, commercial milestones, sales milestone, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Spark, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property granted to Spark and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of March 31, 2020, all future milestones are constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
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
On December 1, 2019, the term for Spark to exercise additional target options expired; the Company recognized $6.7 million in revenue from deferred revenue as originally allocated. In addition, during the year ended December 31, 2019, there were two deliveries resulting in less than $0.1 million of revenue recognized. No revenue related to the Spark License Agreement was recognized during the three months ended March 31, 2020.

As of March 31, 2020 and December 31, 2019, there was a contract liability of $9.2 million representing deferred revenue presented as non-current associated with this agreement.
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
Skolkovo Foundation
The Company has received grant funding from the Russia-based Development Fund of New Technologies Development and Commercialization Center ("Skolkovo"). From grant inception through March 31, 2020, the Company received $2.0 million from Skolkovo.
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
As of March 31, 2020, a contract liability of $0.1 million remains on the balance sheet and will not be recognized as revenue until the expiration of the three-year audit period, expected April 2021, or sooner, if resolution is reached with Skolkovo or there is a change in the estimate.
Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed). As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $16.3 million.
Contract Balances from Contracts with Customers (AskBio, Spark and Skolkovo Foundation)
The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2020 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Three Months Ended March 31, 2020
Contract liabilities:
Deferred revenue	$16,354	$—	$(24)	$16,330
Total contract liabilities	$16,354	$—	$(24)	$16,330

13. Related‑Party Transactions
Consulting Services
The Company incurred expenses for consulting services provided by its founders totaling $0.1 million during each of the three months ended March 31, 2020 and 2019. The Company entered into consulting agreements with its founders to serve on its Scientific Advisory Board, effective January 1, 2020 to December 31, 2021, under which they will be paid quarterly for their services.
14. Collaboration Agreements
Asklepios Biopharmaceutical, Inc.
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
In accordance with ASC 808, collaboration expenses are recognized within R&D expense and selling, general and administrative expense on our condensed consolidated statements of operations. For the three months ended March 31, 2020, the Company recognized $1.2 million of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share.
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
Massachusetts Institute of Technology
On December 13, 2019, the Company entered into the Fourth Amendment (the MIT Amendment) to the Exclusive Patent License Agreement by and between the Company and the Massachusetts Institute of Technology (MIT) (the MIT Agreement). Pursuant to the MIT Amendment, a provision of the MIT Agreement under which the Company was obligated to initiate a Phase 3 clinical trial for a licensed product by a specified date in the fourth quarter of 2019 is tolled until the earlier of (i) a specified date in the second quarter of 2020 or (ii) the effective date of a written amendment to the MIT Agreement. Further, pursuant to the MIT Amendment, the parties agreed to negotiate in good faith to enter into a future amendment to the MIT Agreement after the Company provides MIT with an amended diligence plan. The parties have negotiated in good faith, which has included discussing an amended diligence plan, and the Company expects to enter into a new amendment to the MIT agreement.
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
As of March 31, 2020, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the Exclusive Patent License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the three months ended March 31, 2020.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement with Shenyang Sunshine Pharmaceutical Co., Ltd. (“3SBio”), which is referred to as the 3SBio License. The Company has paid to 3SBio an aggregate of $3.0 million in upfront and milestone-based payments under the 3SBio License as of March 31, 2020. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing our ImmTOR platform, and up to an aggregate of $41.5 million for products without our ImmTOR platform.
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
For the three months ended March 31, 2020 and 2019, the Company did not record a current or deferred income tax expense or benefit.

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
The Company applies ASC 740 to uncertain tax positions. As of the adoption date of January 1, 2010 and through March 31, 2020, the Company had no unrecognized tax benefits or related interest and penalties accrued.
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
Upon adoption of ASC 842 and during the quarter ended March 31, 2020 for the New Headquarters lease, a deferred tax liability was recorded for the right-of-use asset. The deferred tax asset for the lease liability and the deferred tax asset for the lease incentives was reversed, with no impact to the valuation allowance or deferred tax expense.
16. Defined Contribution Plan
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended March 31, 2020 and 2019.
17. Commitments and Contingencies
As of March 31, 2020, the Company had operating lease agreements for offices in Watertown, MA. See Note 8 for additional information regarding the Company's leases.
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
18. Subsequent Events
“At-the-Market” Offerings

Subsequent to March 31, 2020, the Company sold 470,509 shares of its common stock pursuant to the Sales Agreement at an average price of approximately $2.21 per share for net proceeds of $1.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors.”
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
Our Current Programs
Chronic Refractory Gout
Our lead product candidate, SEL-212, is designed to be a monthly treatment for chronic refractory gout, a debilitating rare disease with an unmet medical need. SEL-212 consists of a combination of our ImmTOR platform co-administered with pegadricase. Pegadricase is an investigational recombinant pegylated uricase (urate oxidase), an enzyme not naturally found in humans, and is therefore highly immunogenic. This enzyme is designed to treat patients with symptomatic gout, refractory to standard uric acid lowering treatment, by breaking down the excess uric acid to the more soluble allantoin. In preclinical studies, we observed that ImmTOR, when co-administered with pegadricase, induced antigen-specific immune tolerance to pegadricase and substantially reduced the formation of associated ADAs. Based on our Phase 1/2 clinical data, we believe that SEL-212 has the potential to control serum uric acid, or SUA, levels and mitigate the formation of ADAs in response to the therapeutic enzyme.
Our Phase 1 data provided evidence that ImmTOR mitigated the formation of ADAs against pegadricase in a dose-dependent manner after a single dose of SEL-212. In our Phase 2 dose-finding study, ImmTOR inhibited the formation of ADAs in the majority of patients with up to five monthly doses, resulting in sustained reduction of SUA levels. We also observed a lower-than-expected rate of gout flares in the first months after initiation of SEL-212 treatment, with further reductions observed in months three to five. SEL-212, if successfully developed and approved, has the potential to offer a unique treatment for patients with chronic refractory gout, including reduced immunogenicity, improved efficacy, and monthly dosing compared to other U.S. Food and Drug Administration, or FDA, -approved treatments, and provide clinical evidence supporting the utility of our ImmTOR platform in providing patients with antigenic specific tolerance.
In March 2019, we initiated a Phase 2 head-to-head clinical trial of SEL-212 (COMPARE), in which SEL-212 is being compared against the current FDA-approved therapy for chronic refractory gout, KRYSTEXXA, in multiple clinical sites in the United States. We completed enrollment of the COMPARE trial in December 2019 and expect to report top-line data in the third quarter of 2020, subject to the impact of the novel coronavirus disease, COVID-19, pandemic on our business. The two-armed, open label trial has enrolled approximately 150 patients, randomized 1:1, with one arm receiving KRYSTEXXA (as set forth in the prescribing information) and the other arm receiving six monthly doses of SEL-212. The primary endpoint in the study is the percentage of patients in each arm that maintain SUA control below 6.0 mg/dL, for at least 80% of the time during months three and six. Subject to the impact of the COVID-19 pandemic on our business, we plan to commence the Phase 3 clinical program in SEL-212 in the second half of 2020, and will require additional resources to complete it.
We expect our clinical and, if approved, marketing strategy for SEL-212 to initially focus on the estimated 160,000 patients in the United States with chronic refractory gout, and to focus on those patients that are being treated by rheumatologists.
Gene Therapy

In August 2019, we entered into a feasibility study and license agreement with AskBio, or the AskBio Collaboration Agreement, pursuant to which we and AskBio will conduct proof of concept studies to potentially validate the use of our ImmTOR platform in conjunction with an AAV gene therapy to mitigate the formation of neutralizing anti-AAV capsid antibodies, which currently precludes redosing. The initial product candidate being developed under this collaboration is gene therapy for MMA which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. We previously conducted preclinical studies for this product candidate based on SEL-302 and will leverage that previous work within the collaboration. If the proof of concept studies are successful, we will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. Subject to the impact of the COVID-19 pandemic, we plan to enter the clinic under this collaboration in the second half of 2020 and report data in 2021.
Additionally, in December 2019 we entered into the AskBio License Agreement which provides AskBio with exclusive worldwide rights to our ImmTOR platform to research, develop and commercialize certain AAV-gene therapy products targeting the GAA gene, or derivatives thereof, to treat Pompe Disease.
In September 2018, we announced a collaboration with the European consortium, CureCN, for an ImmTOR+AAV gene therapy combination product candidate in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. We expect the CureCN consortium to obtain scientific advice from the German drug regulatory authority in the second half of 2020.
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
Impact of Novel Coronavirus
We are closely monitoring how the spread of the novel coronavirus is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. Disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials and the incurrence of unforeseen costs as a result of preclinical study or clinical trial delays. While the COVID-19 pandemic has not had a material impact on our clinical programs as of May 5, 2020, it could have an impact on our ability to successfully complete our ongoing COMPARE trial, our ability to access capital for the planned Phase 3 clinical program of SEL-212 and other programs, and our ability to obtain supply of both active drug substances and finished drug product as well as efficient execution of the overall supply chain for SEL-212 and our other programs. We have been proactively working with our contract research organization, or CRO, clinical sites, and principal investigators to provide patients with more convenient locations to have their SUA measured for the primary endpoint of the study, such as at local laboratories or their homes, as well as alternative sites to receive infusions of study drug. We are also working with our primary and back-up suppliers for SEL-037 (pegadricase) and SEL-110 (ImmTOR) to ensure that we have adequate supply of our materials for both our clinical and preclinical programs. As of May 5, 2020, we believe we have adequate supply of all material necessary to initiate our Phase 3 clinical program of SEL-212 in chronic refractory gout and to begin our clinical trial in gene therapy under our collaboration with AskBio.
At this time, there is significant uncertainty relating to the trajectory of the pandemic and the impact of related responses. Any impact of COVID-19 on our business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors - The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Since inception, we have incurred significant operating losses. We incurred net losses of $19.6 million and $12.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $355.4 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:

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
We will require additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. Under the terms of our exclusive patent license agreement with the Massachusetts Institute of Technology, or the MIT License, MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specified date in the fourth quarter of 2019. On December 13, 2019, we entered into the Fourth Amendment, which we refer to as the MIT Amendment, to the Exclusive Patent License Agreement by and between us and the Massachusetts Institute of Technology, or the MIT Agreement. Pursuant to the MIT Amendment, a provision of the MIT Agreement under which we were obligated to initiate a Phase 3 clinical trial for a licensed product by a specified date in the fourth quarter of 2019 is tolled until the earlier of (i) a specified date in the second quarter of 2020 or (ii) the effective date of a written amendment to the MIT Agreement. Further, pursuant to the MIT Amendment, the parties agreed to negotiate in good faith to enter into a future amendment to the MIT Agreement after we provide MIT with an amended diligence plan. The parties have negotiated in good faith, which has included discussing an amended diligence plan, and we expect to enter into a new amendment to the MIT agreement. If we are unable to reach an agreement with MIT regarding an acceptable amendment of the MIT License and if we are unable to cure the breach, there could be a material adverse effect on our business.
We believe that our existing cash, cash equivalents, investments, and restricted cash as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed, including for the planned Phase 3 clinical program. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. For additional information, see “Liquidity and Capital Resources.”
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
We have incurred a total of $255.5 million in research and development expenses from inception through March 31, 2020, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine candidate, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses (key projects and initiatives):
SEL-212	$8,648	$2,861
AskBio collaboration	976	—
SELA-070	—	53
Discovery and preclinical stage product candidate programs, collectively	166	289
Other internal research and development expenses	4,934	4,150
Total research and development expenses	$14,724	$7,353

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
Other income (expense)
Other income (expense) was de minimis during the three months ended March 31, 2020, and 2019.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of March 31, 2020 and December 31, 2019, we maintained cash of $0.3 million and $0.4 million, respectively, in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue
The following is a comparison of revenue for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2020	2019	(decrease)
Collaboration revenue	—	10	(10)	—%
Total revenue	$—	$10	$(10)	(100)%
During the three months ended March 31, 2020, we did not recognize revenue. During the three months ended March 31, 2019, we recognized less than $0.1 million of revenue for a shipment under our collaboration agreement with Spark.
Research and development
The following is a comparison of research and development expenses for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2020	2019	(decrease)
Research and development	$14,724	$7,353	$7,371	100%

During the three months ended March 31, 2020, our research and development expenses increased by $7.4 million, or 100%, as compared to 2019. The increase in costs was primarily the result of expenses incurred for our Phase 2 COMPARE trial for SEL-212 and for our gene therapy program in collaboration with AskBio.
General and administrative
The following is a comparison of general and administrative expenses for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2020	2019	(decrease)
General and administrative	$4,098	$4,513	$(415)	(9)%

During the three months ended March 31, 2020, our general and administrative expenses decreased by $0.4 million, or 9%, as compared to 2019. The reduction in costs was the result of reduced salaries, consulting and professional fees offset by increased stock compensation expense.

Investment income
Investment income remained relatively unchanged during the three months ended March 31, 2020 as compared to 2019.
Foreign currency transaction gain (loss)
We recognized minimal foreign currency gains of less than $0.1 million and minimal losses of less than $0.1 million during each of the three months ended March 31, 2020 and 2019, respectively.
Interest expense
Interest expense was $0.3 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
We recognized $0.8 million charge for the increase in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology, for the three months ended March 31, 2020, primarily driven by an increase in the share price and volatility, offset by a decreased discount rate this quarter (see Note 5).
Other income (expense)
Other (expense) income was de minimis for each of the three months ended March 31, 2020 and 2019.
Net Loss
Net loss for the three months ended March 31, 2020 was $19.6 million compared to $12.1 million for the three months ended March 31, 2019.

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
From our inception through March 31, 2020, we have raised an aggregate of $422.1 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $25.3 million from borrowings under our credit facility, $51.3 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering, $149.3 million in combined net proceeds from private placements and follow-on offerings of our common stock, and $2.1 million in aggregate net proceeds from "at-the-market" offerings of our common stock.
Collaborations
On December 17, 2019, we entered into the AskBio License Agreement. Pursuant to the AskBio License Agreement, AskBio has exercised its option to exclusively license intellectual property rights covering ImmTOR to research, develop, and commercialize certain AAV genetherapy products utilizing ImmTOR, and targeting the GAA gene, or derivatives thereof, to treat Pompe Disease. As of March 31, 2020, we had received $7.0 million of upfront fees pursuant to the AskBio License Agreement.
Financings
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
From August 11, 2017, the date we entered into the Sales Agreement, to December 31, 2019, we sold 615,453 shares of our common stock pursuant to the Sales Agreement at an average price of approximately $1.84 per share for aggregate net proceeds of $1.0 million, after deducting commissions and other transaction costs.
During the three months ended March 31, 2020, we sold 598,977 shares of our common stock pursuant to the Sales Agreement at an average price of approximately $2.11 per share for aggregate net proceeds of $1.1 million, after deducting commissions and other transaction costs.

As of March 31, 2020, our cash, cash equivalents, and restricted cash were $74.3 million, of which $1.7 million was restricted cash related to lease commitments and $0.3 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
In addition to our existing cash equivalents, we receive research and development funding pursuant to our collaboration agreements. Currently, funding from payments under our collaboration agreements represent our only source of committed external funds.
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
As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $355.4 million and $335.8 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We will require additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. Under the terms of our exclusive patent license agreement with the Massachusetts Institute of Technology, or the MIT License, MIT may terminate the MIT License if we fail to meet a diligence obligation, including the initiation of a Phase 3 clinical trial by a specified date in the fourth quarter of 2019. On December 13, 2019, we entered into the Fourth Amendment, which we refer to as the MIT Amendment, to the Exclusive Patent License Agreement by and between us and the Massachusetts Institute of

Technology, or the MIT Agreement. Pursuant to the MIT Amendment, a provision of the MIT Agreement under which we were obligated to initiate a Phase 3 clinical trial for a licensed product by a specified date in the fourth quarter of 2019 is tolled until the earlier of (i) a specified date in the second quarter of 2020 or (ii) the effective date of a written amendment to the MIT Agreement. Further, pursuant to the MIT Amendment, the parties agreed to negotiate in good faith to enter into a future amendment to the MIT Agreement after we provide MIT with an amended diligence plan. The parties have negotiated in good faith, which has included discussing an amended diligence plan, and we expect to enter into a new amendment to the MIT agreement. If we are unable to reach an agreement with MIT regarding an acceptable amendment of the MIT License and if we are unable to cure the breach, there could be a material adverse effect on our business.
We believe that our existing cash, cash equivalents, investments, and restricted cash as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. Subject to the impact of the COVID-19 pandemic on our business, we plan to commence our Phase 3 clinical program in SEL-212 in the second half of 2020. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed, including for the planned Phase 3 clinical program. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
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
As noted above, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q as this continues to evolve globally. See “Impact of Novel Coronavirus” above and “Risk Factors - The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Summary of Cash Flows

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash provided by (used in):
Operating activities	$(11,698)	$(20,240)
Investing activities	(135)	(16,119)
Financing activities	(5,370)	31,107
Effect of exchange rate changes on cash	(84)	22
Net change in cash, cash equivalents, and restricted cash	$(17,287)	$(5,230)
Operating activities
Net cash used in operating activities for the three months ended March 31, 2020 was $11.7 million compared to $20.2 million in the same period in 2019, a decrease of $8.5 million. The decrease in net cash used in operating activities was primarily due to a decrease of $6.1 million in prepaid expenses, a decrease of $5.0 million in accounts receivable, a decrease of $2.8 million in accrued expenses and other liabilities, an increase of $1.2 million in accounts payable, offset by a $6.7 million increase in recorded net loss after adjusting for non-cash charge of $0.8 million for the warrant liability.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2020 was $0.1 million compared to net cash used in investing activities of $16.1 million in the same period in 2019. The net cash used in investing activities in 2020 was to purchase property and equipment. During the first quarter of 2019, the net cash used by investing was the result of purchases of short-term investments of $18.2 million to purchase short-term investments, offset by $2.0 million in sales of short-term investments.
Financing activities
Net cash used in financing activities for the three months ended March 31, 2020 was $5.4 million compared to net cash provided by financing activities of $31.1 million in the same period in 2019. The net cash used in financing activities in 2020 was the result of $4.4 million of issuance costs paid for December 2019 financing, $2.1 million principal payment on outstanding debt, offset by $1.1 million net proceeds from "at-the-market" offerings. The net cash provided by financing activities in 2019 was due to $30.9 million net proceeds from the issuance of common stock under the January 2019 Public Offering and $0.1 million from the exercise of employee stock options.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please refer to Part I, Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.
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
Warrant Liabilities
In December 2019, we issued common warrants in connection with the 2019 Purchase Agreement. Pursuant to the terms of these common warrants, we could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. We recorded the fair value of the common warrants of $40.7 million upon issuance using the Black-Scholes valuation model, and are required to revalue the common warrants at each reporting date with any changes in fair value recorded on our statement of operations. Inputs used to determine estimated fair value of the common warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. As of March 31, 2020, the fair value of the common warrants of $42.4 million was recorded as a long-term liability on our balance sheet, which resulted in a change in fair value of $0.8 million for the three months ended March 31, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2020 and December 31, 2019, we had cash, cash equivalents, restricted cash and investments of $74.3 million and $91.6 million, respectively, consisting of non‑interest and interest‑bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.

In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. As of March 31, 2020, we held cash and cash equivalents totaling $0.3 million in Russian banks to support our Russian subsidiary, all of which were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses in every year. Our net loss was $19.6 million for the three months ended March 31, 2020, and $55.4 million and $65.3 million for each of the years ended December 31, 2019 and 2018, respectively. As of March 31, 2020, we had an accumulated deficit of $355.4 million. To date, we have financed our operations primarily through the public offering and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our ImmTOR platform, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of most of our product candidates, and we have not completed development of any ImmTOR-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:

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
We believe that our existing cash, cash equivalents, investments, and restricted cash as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. Subject to the impact of the COVID-19 pandemic on our business, we plan to commence our Phase 3 clinical program in SEL-212 in the second half of 2020. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed, including for the planned Phase 3 clinical program. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.
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
Any additional fundraising efforts may divert our management from their day‑to‑day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
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
As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $355.4 million and $335.8 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of filing this Quarterly Report on Form 10-Q.
We are exploring various sources of funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or, grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the planned Phase 3 clinical program for SEL-212. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed, including for the planned Phase 3 clinical program. If we are unable to raise sufficient capital, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the company.
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

We are developing two gene therapy product candidates for rare inborn errors of metabolism. Our lead gene therapy program, known as SEL-302, is a potential gene therapy product candidate for MMA. In August 2019, we entered into a feasibility study and license agreement with AskBio, or the AskBio Collaboration Agreement, pursuant to which we and AskBio agreed to conduct proof of concept studies to potentially validate the use of our ImmTOR platform in conjunction with an AAV gene therapy for the treatment of MMA, based on SEL-302, to mitigate the formation of neutralizing anti-AAV capsid antibodies. If the proof of concept studies are successful, we will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. Our second gene therapy product candidate, known as SEL-313, is being developed to treat ornithine transcarbamylase deficiency. In September 2018, we announced a collaboration with the European consortium, CureCN, for an ImmTOR+AAV gene therapy combination product candidate in Crigler-Najjar syndrome, a rare genetic disorder characterized by an inability to properly convert and clear bilirubin from the body. We expect the CureCN consortium to obtain scientific advice from the German drug regulatory authority in the second half of 2020.
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
In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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
The outbreak of the novel coronavirus disease, COVID-19, may continue to adversely impact our business, including our preclinical studies and clinical trials.
In December 2019, a novel strain of coronavirus, which causes COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020, through May 4, 2020. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by this order. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office with our administrative employees continuing their work outside of our office and limited the number of staff in any given research and development laboratory. If the COVID-19 coronavirus continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
-    delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
-    delays or difficulties in enrolling patients in our clinical trials;

-	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

-
delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, such as ImmTOR including interruption in global shipping that may affect the transport of clinical trial materials;

-
changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

-
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals and clinics serving as our clinical trial sites and hospital and clinic staff supporting the conduct of our clinical trials;

-
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, or the closing of clinical trial sites due to the virus, the occurrence of which could affect the integrity of clinical trial data;

-
risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, or will withdraw from the clinical trial due to concerns over COVID-19, which could impact the results of the clinical trial, including by increasing the number of observed adverse events, or reducing the statistical power of the clinical trials;

-	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facility;

-
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

-
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

-	refusal of the FDA to accept data from clinical trials in affected geographies;

-	changes to the clinical endpoints, statistical analysis plan, or enrollment plans for ongoing clinical trials due to limitations in patients, resources, or sites due to COVID-19;

-	interruption or delays to our sourced discovery and clinical activities; and

-	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans.
The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
Any disruption in production or inability of 3SBio in China to produce adequate quantities of pegadricase to meet our needs, whether as a result of a natural disaster, public health emergency, such as the COVID-19 pandemic, failure to comply with regulatory requirements or other causes, could impair our ability to operate our business on a day‑to‑day basis and to continue our research and development of our future product candidates. Furthermore, since 3SBio is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports were followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Pegadricase is subject to, and any other components we purchase from China may be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs.
Moreover, as a result of the COVID-19 pandemic, certain of our suppliers and CMOs in the United States, China and other countries may be affected, which could disrupt their activities. We could face difficulty sourcing key components necessary to produce supply of SEL-212, which may negatively affect our clinical development activities. If the COVID-19 coronavirus further impacts U.S. business operations, including our CMOs and suppliers, we could face additional disruption to our supply chain that could affect the supply of drug product for both the preclinical studies and clinical trials. Additionally, as our CMOs are producers of drug substances and drug products, including vaccines and therapeutics, they could be compelled by a national government, or choose themselves, to shift their resources to the production of a COVID-19 coronavirus vaccine and/or therapeutics for COVID-19, which could disrupt any scheduled drug substance or drug product batches we may have and may prevent us from obtaining supplies for our programs in a timely manner to meet our development timelines.
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
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

-
natural disasters, political and economic instability, including wars, events of terrorism and political unrest, outbreak of disease, including the novel COVID-19 coronavirus, boycotts, curtailment of trade and other business restrictions and economic weakness, including inflation;

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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 45% of our outstanding voting stock as of March 31, 2020. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of an aggregate of approximately 1.9 million shares of our common stock as of March 31, 2020 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
In addition, on June 27, 2017, we issued and sold in a private placement 3,088,791 shares of our common stock (of which approximately 0.3 million shares have continuing registration rights) and a warrant to purchase 79,130 shares of our common stock, including to certain of our affiliates. Pursuant to a registration rights agreement entered into with the investors in the private placement, on July 13, 2017, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrant.
Similarly, on December 23, 2019, we issued and sold in a private placement 37,634,883 shares of our common stock (of which approximately 31.6 million shares have continuing registration rights) and warrants to purchase 31,330,629 shares of our common stock, including to certain of our affiliates. Pursuant to a registration rights agreement entered into with the investors in the private placement, on January 29, 2019, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrants. As a result, these shares can be freely sold in the public market.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
10.1	Non-Employee Director Compensation Program					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: May 7, 2020	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Bradford D. Dahms
Bradford D. Dahms
Chief Financial Officer
(Principal Financial Officer)