Form 10-Q
period 2020-06-30
SELECTA BIOSCIENCES INC
filed 2020-08-06
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2020, the registrant had 107,143,410 shares of common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, the plans and objectives of management for future operations and future results of anticipated products, the impact of the novel coronavirus (COVID-19) pandemic on our business and operations and our future financial results, and the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,730	$89,893
Restricted cash	278	279
Accounts receivable	—	5,000
Prepaid expenses and other current assets	1,044	1,495
Total current assets	61,052	96,667
Property and equipment, net	1,301	1,222
Right-of-use asset, net	11,474	301
Long-term restricted cash	1,379	1,379
Total assets	$75,206	$99,569
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,242	$500
Accrued expenses	9,308	13,492
Loan payable	8,384	18,905
Lease liability	1,648	372
Deferred revenue	1,928	1,674
Total current liabilities	22,510	34,943
Non‑current liabilities:
Loan payable, net of current portion	6,449	—
Lease liability	10,120	—
Deferred revenue	16,412	14,680
Warrant liabilities	32,767	41,549
Total liabilities	88,258	91,172
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 100,847,810 and 86,325,547 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10	9
Additional paid-in capital	370,944	348,664
Accumulated deficit	(379,454)	(335,753)
Accumulated other comprehensive loss	(4,552)	(4,523)
Total stockholders’ equity (deficit)	(13,052)	8,397
Total liabilities and stockholders’ equity (deficit)	$75,206	$99,569
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Grant and collaboration revenue	$—	$13	$—	$23
Operating expenses:
Research and development	10,730	12,134	25,454	19,487
General and administrative	5,637	4,114	9,735	8,627
Total operating expenses	16,367	16,248	35,189	28,114
Loss from operations	(16,367)	(16,235)	(35,189)	(28,091)
Investment income	13	246	253	523
Foreign currency transaction gain (loss), net	(42)	(10)	40	(40)
Interest expense	(205)	(400)	(478)	(796)
Change in fair value of warrant liabilities	(7,539)	—	(8,385)	—
Other (expense), net	59	5	58	(64)
Net loss	(24,081)	(16,394)	(43,701)	(28,468)
Other comprehensive loss:
Foreign currency translation adjustment	31	7	(29)	29
Unrealized gain on securities	—	1	—	3
Total comprehensive loss	$(24,050)	$(16,386)	$(43,730)	$(28,436)

Net loss per share:
Basic and diluted	$(0.25)	$(0.37)	$(0.46)	$(0.68)
Weighted average common shares outstanding:
Basic and diluted	96,785,915	44,855,083	95,754,714	41,668,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid‑in	Accumulated	comprehensive	Equity
	Shares	Amount	capital	deficit	loss	(Deficit)
Balance at December 31, 2019	86,325,547	$9	$348,664	$(335,753)	$(4,523)	$8,397
Issuance of common stock under Employee Stock Purchase Plan	78,583	—	114	—	—	114
Issuance of common stock upon exercise of options	5,128	—	3	—	—	3
Issuance of vested restricted stock units	10,937	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	598,977	—	1,141	—	—	1,141
Other financing fees	—	—	(147)	—	—	(147)
Stock‑based compensation expense	—	—	1,409	—	—	1,409
Currency translation adjustment	—	—	—	—	(60)	(60)
Net loss	—	—	—	(19,620)	—	(19,620)
Balance at March 31, 2020	87,019,172	$9	$351,184	$(355,373)	$(4,583)	$(8,763)
Issuance of common stock upon exercise of options	37,500	—	98	—	—	98
Issuance of vested restricted stock units	10,938	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	470,509	—	967	—	—	967
Issuance of common stock upon exercise of pre-funded warrants	8,342,128	1	—	—	—	1
Issuance of common stock upon exercise of common warrants	4,967,563	—	17,214	—	—	17,214
Stock‑based compensation expense	—	—	1,481	—	—	1,481
Currency translation adjustment	—	—	—	—	31	31
Net loss	—	—	—	(24,081)	—	(24,081)
Balance at June 30, 2020	100,847,810	$10	$370,944	$(379,454)	$(4,552)	$(13,052)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid‑In	Accumulated	comprehensive	Equity
	Shares	Amount	Capital	deficit	loss	(Deficit)
Balance at December 31, 2018	22,471,776	$3	$279,539	$(280,403)	$(4,557)	$(5,418)
Issuance of common stock under Employee Stock Purchase Plan	11,943	—	20	—	—	20
Issuance of common stock upon exercise of options	115,600	—	145	—	—	145
Issuance of common stock, net of issuance costs	22,188,706	2	30,940	—	—	30,942
Stock‑based compensation expense	—	—	1,180	—	—	1,180
Currency translation adjustment	—	—	—	—	22	22
Unrealized gains on securities	—	—	—	—	2	2
Net loss	—	—	—	(12,074)	—	(12,074)
Balance at March 31, 2019	44,788,025	$5	$311,824	$(292,477)	$(4,533)	$14,819
Issuance of common stock through at-the-market offering, net	164,926	—	372	—	—	372
Stock‑based compensation expense	—	—	1,251	—	—	1,251
Currency translation adjustment	—	—	—	—	7	7
Unrealized gains on securities	—	—	—	—	1	1
Net loss	—	—	—	(16,394)	—	(16,394)
Balance at June 30, 2019	44,952,951	$5	$313,447	$(308,871)	$(4,525)	$56

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities
Net loss	$(43,701)	$(28,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	356	355
Amortization of premiums (accretion of discounts) on investments	—	(131)
Non-cash lease expense	602	723
(Gain) Loss on disposal of property and equipment	(35)	76
Stock‑based compensation expense	2,890	2,431
Non‑cash interest expense	173	267
Warrant liabilities revaluation	8,385	—
Changes in operating assets and liabilities:
Accounts receivable	5,000	—
Prepaid expenses, deposits and other assets	451	2,189
Accounts payable	735	1,363
Deferred revenue	2,000	(11)
Accrued expenses and other liabilities	(362)	(6,231)
Net cash used in operating activities	(23,506)	(27,437)
Cash flows from investing activities
Receipts from the maturity of short-term investments	—	4,850
Purchases of short-term investments	—	(18,188)
Sale of short term investments	—	1,992
Purchases of property and equipment	(334)	(5)
Proceeds from the sale of property and equipment	45	77
Net cash used in investing activities	(289)	(11,274)
Cash flows from financing activities
Repayments of principal on outstanding debt	(4,200)	—
Net proceeds from issuance of common stock	—	30,942
Net proceeds from issuance of common stock- at-the-market offering	2,137	372
Issuance costs paid for December 2019 financing	(4,381)	—
Other financing fees	(147)	—
Proceeds from exercise of pre-funded and common warrants	49	—
Proceeds from exercise of stock options	101	145
Proceeds from issuance of common stock under Employee Stock Purchase Plan	114	20
Net cash (used in) provided by financing activities	(6,327)	31,479
Effect of exchange rate changes on cash	(42)	29
Net change in cash, cash equivalents, and restricted cash	(30,164)	(7,203)
Cash, cash equivalents, and restricted cash at beginning of period	91,551	37,682
Cash, cash equivalents, and restricted cash at end of period	$61,387	$30,479
Supplement cash flow information
Cash paid for interest	$387	$634
Noncash investing and financing activities
Cashless warrant exercise	$17,089	$—
Reclassification of warrant liability to equity upon exercise of warrants	$77	$—
Purchase of property and equipment not yet paid	$111	$—
Equity offering costs in accrued liabilities	$29	$14
Unrealized gain on marketable securities	$—	$3

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 12, 2020 (the “Annual Report on Form 10-K”). The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of June 30, 2020 and consolidated results of operations and cash flows for the six months ended June 30, 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

As of June 30, 2020, the Company’s cash, cash equivalents and restricted cash were $61.4 million, of which $1.7 million was restricted cash related to lease commitments and $0.3 million was held by its Russian subsidiary designated solely for use in its operations, and together with the $25 million payment received from Sobi under the Sobi Private Placement and the expected payment from Sobi of $75 million that is due under the Sobi License, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. The Company has incurred losses and negative cash flows from operating activities since inception. As of June 30, 2020 and December 31, 2019, the Company had an accumulated deficit of $379.5 million and $335.8 million, respectively. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital.

At this time, there is significant uncertainty relating to the trajectory of the pandemic and the impact of related responses. Any impact of COVID-19 on the Company's business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors - The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through June 30, 2020, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the six months ended June 30, 2020, there were no realized losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.
As of June 30, 2020, the Company had restricted cash balances relating to secured letters of credit in connection with its Prior Headquarters Lease and Headquarters Lease (as defined in Note 8). The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	June 30,
	2020	2019
Cash and cash equivalents	$59,730	$30,200
Restricted cash	278	279
Long-term restricted cash	1,379	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$61,387	$30,479

Concentrations of Credit Risk and Off‑Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term deposits and investments, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially creditworthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of June 30, 2020, the Company maintained approximately $0.3 million in Russian bank accounts, all of which was held in U.S. dollars.
The Company did not have any off-balance sheet arrangements as of June 30, 2020 and December 31, 2019.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, restricted cash, accounts payable, loans payable, and common warrants. The carrying amounts of cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At June 30, 2020, the carrying amount of the Company's loan payable approximates its estimated fair value due to the short-term nature of the instrument.
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
Fair value is a market‑based measure considered from the perspective of a market participant rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the six months ended June 30, 2020 or the year ended December 31, 2019.
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
Impairment of Long‑Lived Assets
The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available, which is at the entity level ("asset group"). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Based on management's evaluation, the fair value of the asset group, measured as the market capitalization of the Company exceeds its carrying value, and for this reason the Company did not recognize any material impairment losses during the six months ended June 30, 2020 and 2019.
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
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i)

identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Spark, AskBio, and Sarepta (see Note 12) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
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
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of June 30, 2020 and December 31, 2019, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
3. Marketable Securities
As of June 30, 2020 and December 31, 2019, the Company did not have marketable securities.

4. Net Loss Per Share
The Company has reported a net loss for the three and six months ended June 30, 2020, and 2019. For this reason basic and diluted net loss per share are the same for all periods presented. Since the shares underlying the 8,342,128 pre-funded warrants were issuable for little or no consideration, they are considered outstanding for both basic and diluted earnings per share. During the second quarter 2020, all 8,342,128 pre-funded warrants were exercised, but had no effect on basic and diluted shares at exercise because all were included in both basic and diluted from the period of issuance. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per‑share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(24,081)	$(16,394)	$(43,701)	$(28,468)
Denominator:
Weighted‑average common shares and pre-funded warrants outstanding—basic and diluted	96,785,915	44,855,083	95,754,714	41,668,902
Net loss per share attributable to common stockholders —basic and diluted	$(0.25)	$(0.37)	$(0.46)	$(0.68)

All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	June 30,
	2020	2019
Stock options to purchase common stock	7,473,613	4,637,463
Unvested restricted stock units	159,375	275,000
Stock warrants to purchase common stock	14,841,100	95,619
Total	22,474,088	5,008,082

5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of June 30, 2020 and December 31, 2019, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$30,574	$30,574	$—	$—
Total	$30,574	$30,574	$—	$—

Liabilities:
Warrant liabilities	$32,767	$—	$—	$32,767
Total	$32,767	$—	$—	$32,767

	December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$50,401	$50,401	$—	$—
Total	$50,401	$50,401	$—	$—

Liabilities:
Warrant liabilities	$41,549	$—	$—	$41,549
Total	$41,549		$—	$41,549

At each of June 30, 2020 and December 31, 2019, the money market funds were classified as cash and cash equivalent on the accompanying consolidated balance sheet as they mature within 90 days from the date of purchase.
Assumptions Used in Determining Fair Value of Common Warrants
In December 2019, the Company issued common warrants in connection with a private placement of common shares. Pursuant to the terms of the common warrants, the Company could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. The Company recorded the fair value of the common warrants upon issuance using the Black-Scholes valuation model and are required to revalue the common warrants at each reporting date with any changes in fair value recorded in the statement of operations. The valuation of the common warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable.  The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations for the six months ended June 30, 2020.
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
A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrant liability is as follows:

June 30,
2020
Risk-free interest rate	0.29%
Dividend yield	—
Expected life (in years)	4.48
Expected volatility	94.99%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10), for the six months ended June 30, 2020 (in thousands):

Warrant liabilities
Fair value as of December 31, 2019	$41,549
Exercises	(17,167)
Change in fair value	8,385
Fair value as of June 30, 2020	$32,767

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory equipment	$4,357	$4,836
Computer equipment and software	517	515
Leasehold improvements	—	278
Furniture and fixtures	325	237
Office equipment	164	135
Construction in process	10	2
Total property and equipment	5,373	6,003
Less accumulated depreciation	(4,072)	(4,781)
Property and equipment, net	$1,301	$1,222

Depreciation expense was $0.2 million for each of the three months ended June 30, 2020 and 2019, respectively. For each of the six months ended June 30, 2020 and 2019, depreciation expense was $0.4 million. The Company recorded accelerated depreciation costs of less than $0.1 million in the reported property and equipment for the six months ended June 30, 2020 relating to the new corporate headquarters move in 2020.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Payroll and employee related expenses	$2,112	$2,235
Collaboration and licensing	1,350	1,050
Accrued patent fees	492	487
Accrued external research and development costs	4,247	4,379
Accrued professional and consulting services	763	468
Accrued interest	44	82
Issuance costs, December 2019 financing	—	4,381
Other	300	410
Accrued expenses	$9,308	$13,492

8. Leases

The Company accounts for its leases in accordance with ASC Topic 842, Leases (ASC 842).
480 Arsenal Way Lease
The Company had a non‑cancellable operating lease for its laboratory and office space located at 480 Arsenal Way, Watertown, Massachusetts ("Prior Headquarters Lease"). Pursuant to the Prior Headquarters Lease, the landlord provided the Company a tenant improvement allowance of up to $0.7 million, which the Company fully utilized during 2012. The leasehold improvements were capitalized as a component of property and equipment. In connection with the Prior Headquarters Lease, the Company secured a letter of credit for $0.3 million which renewed automatically each year and was classified in restricted cash. In August 2016, the Company signed an amendment to the Prior Headquarters Lease, which extended the term through March 31, 2020. In March 2020, the Company signed an amendment to extend the lease term one additional month to April 30, 2020. The right-of-use asset and lease liability were remeasured and recorded based on the change in the lease term in which the net impact was immaterial.
75 North Beacon Street Lease
In October 2017, the Company entered into a lease for approximately 5,100 square feet of additional office space located at 75 North Beacon Street, Watertown, Massachusetts (the “75 North Beacon Lease”) for a term through March 31, 2020. On January 11, 2019, the Company vacated 75 North Beacon Street, Watertown, MA and consolidated all employees at its then- corporate headquarters at 480 Arsenal Way, Watertown, MA. The right-of-use asset with carrying amount of $0.2 million attributable to the 75 North Beacon Lease was written down to zero during the first quarter of 2019.
65 Grove Street Lease
In July 2019, the Company entered into a lease for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts (the “Headquarters Lease”). The Company estimates that it will incur $0.8 million in non-reimbursable construction costs. The lease began in March 2020, consistent with when the Company took control of the office space and the lease term is 8 years. The discount rate of 8.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods. Rent payments began in May 2020, and the base rent for the first year is $0.2 million per month. In connection with the Headquarters Lease, the Company secured a letter of credit from Silicon Valley Bank for $1.4 million which renews automatically each year. The Company recorded the right-of-use asset and operating lease liabilities of $11.8 million during the three months ended March 31, 2020 as control of the premises was transferred to the Company.
Moscow, Russia Lease
The Company has a month‑to‑month facility agreement for its Moscow, Russia office. Rent expense is recognized as incurred.
Summary of All Lease Costs Recognized Under ASC 842
Rent expense for the three months ended June 30, 2020 and 2019 was $0.8 million and $0.6 million, respectively. Rent expense for the six months ended June 30, 2020 and 2019 was $1.4 million and $1.1 million, respectively.
For the three and six months ended June 30, 2020 and 2019 the components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$613	$341	$1,085	$682
Variable lease expense	174	211	373	414
Short-term lease expense	3	3	5	11
Total lease expense	$790	$555	$1,463	$1,107

The maturity of the Company's operating lease liabilities as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,	December 31,
Operating leases:	2020	2019
2020 (remainder)	$1,698	$375
2021	1,812	—
2022	1,866	—
2023	1,922	—
2024	1,980	—
Thereafter	6,985	—
Total future minimum lease payments	$16,263	$375
Less imputed interest	4,495	3
Total operating lease liabilities	$11,768	$372
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$1,648	$372
Non-current operating lease liabilities	10,120	—
Total operating lease liabilities	$11,768	$372

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six Months Ended June 30,
Operating leases:	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$825	$735

Other than the initial recording of the right-of-use asset and lease liability for the Headquarters Lease, which is non-cash, the changes in the Company’s right-of-use asset and lease liability for the six months ended June 30, 2020 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	June 30,	December 31,
Operating leases:	2020	2019
Weighted-average remaining lease term	7.9 years	0.3 years
Weighted-average discount rate	8.9%	10.0%

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
As of June 30, 2020 and December 31, 2019, the outstanding principal balance under the 2017 Term Loan was $14.0 million and $18.2 million, respectively.
Future minimum principal and interest payments on the 2017 Term Loan as of June 30, 2020 are as follows (in thousands):

2020 (Remainder)	4,390
2021	8,626
2022	2,457
Total minimum debt payments	$15,473
Less: Amount representing interest	(423)
Less: Debt discount and deferred charges	(217)
Less: Current portion of loan payable	(8,384)
Loan payable, net of current portion	$6,449

The Company has not been notified of an event of default by SVB as of the date of the filing of this Quarterly Report on Form 10-Q.
During each of the three months ended June 30, 2020 and 2019, the Company recognized $0.2 million and $0.4 million of interest expense related to the 2017 Term Loan. During the six months ended June 30, 2020 and 2019, interest expense was $0.5 million and $0.8 million, respectively.

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
During the six months ended June 30, 2020, the Company sold 1,069,486 shares of its common stock pursuant to the Sales Agreement at an average price of approximately $2.16 per share for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
December 2019 Financing
On December 18, 2019, the Company entered into a securities purchase agreement (the "2019 Purchase Agreement") with a group of institutional investors and certain members of the board of directors. Pursuant to the 2019 Purchase Agreement, the Company sold an aggregate of 37,634,883 shares of its common stock at a purchase price of $1.46 per share, warrants to purchase an aggregate of 22,988,501 shares of common stock at a purchase price of $0.125 per share underlying each common warrant, and pre-funded warrants to purchase an aggregate of 8,342,128 shares of common stock at a purchase price of $1.46 per share, all with five year terms (the "2019 PIPE"). The closing of the 2019 PIPE occurred on December 23, 2019. The exercise price of the pre-funded warrants is $0.0001 per share and the exercise price for the common warrants is $1.46 per share. In the event of a certain sale of the Company, the terms of the common warrants require us to make a payment to such common warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). This provision does not apply to the pre-funded warrants. Therefore, the Company is required to account for the common warrants as liabilities and record them at fair value, while the pre-funded warrants met the criteria to be classified as permanent equity.
The Company recorded the fair value of the common warrants of $40.7 million upon issuance using the Black-Scholes valuation model. The common warrants were revalued as of December 31, 2019 at $41.5 million; a charge in fair value of $8.4 million was recorded in the statement of operations for the six months ended June 30, 2020. Issuance costs were allocated between the equity component with an offset to additional paid-in capital and the liability component recorded as expense on a relative fair value basis. Total net proceeds from the equity offering was $65.6 million, after deducting transaction costs and commissions of $4.4 million which was paid in the three months ended March 31, 2020.
On December 23, 2019, in connection with the 2019 PIPE, the Company entered into a registration rights agreement (the “2019 Registration Rights Agreement”), pursuant to which the Company agreed to prepare and file a registration statement with the SEC within 45 days after the closing of the 2019 PIPE for purposes of registering the resale of the shares of common stock issued and sold in the 2019 PIPE, shares of common stock issuable upon exercise of the warrants sold in the 2019 PIPE, and any shares of common stock issued as a dividend or other distribution with respect to the shares of common stock or shares of common stock issuable upon exercise of the warrants. The 2019 PIPE registration statement was declared effective by the SEC on February 6, 2020.
The Company agreed, among other things, to indemnify the investors in the 2019 PIPE, and their officers, directors, members, employees and agents, successors and assigns, under the registration statement from certain liabilities and to pay all fees and expenses (excluding any legal fees of the selling holder(s), and any underwriting discounts and selling commissions) incident to the Company’s obligations under the 2019 Registration Rights Agreement.

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
On June 27, 2017, in connection with the 2017 PIPE, the Company entered into a registration rights agreement (the “2017 Registration Rights Agreement”) with the Institutional Investors and Dr. Springer. Pursuant to the 2017 Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC within 20 days after the closing of the 2017 PIPE for purposes of registering the resale of the shares of common stock issued and sold in the 2017 PIPE, the Warrant Shares, and any shares of common stock issued as a dividend or other distribution with respect to the shares of common stock or Warrant Shares. The 2017 PIPE registration statement was declared effective by the SEC on July 21, 2017.
The Company agreed to indemnify the Institutional Investors and Dr. Springer, their officers, directors, members, employees and agents, successors and assigns under the registration statement from certain liabilities and to pay all fees and expenses (excluding any legal fees of the selling holder(s), and any underwriting discounts and selling commissions) incident to the Company’s obligations under the 2017 Registration Rights Agreement.
Warrants
During the six months ended June 30, 2020, warrant holders exercised 8,210,180 common warrants on a cashless basis and received 4,934,723 shares of common stock. In addition, warrant holders exercised 32,840 common warrants and 8,342,128 pre-funded warrants, and paid the exercise price in cash.

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at December 31, 2019	8,437,747	22,988,501	31,426,248	$1.12
Exercises	(8,342,128)	(8,243,020)	(16,585,148)	$0.73
Outstanding at June 30, 2020	95,619	14,745,481	14,841,100	$1.56

Common Stock
As of June 30, 2020, the Company had 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 100,847,810 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through June 30, 2020, no dividends have been declared or paid on common stock.
Liquidation

Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Period ending
	June 30, 2020	December 31, 2019
Exercise of common warrants	14,841,100	31,426,248
Shares available for future stock incentive awards	5,283,139	1,765,018
Unvested restricted stock units	159,375	181,250
Outstanding common stock options	7,473,613	6,796,669
Total	27,757,227	40,169,185

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
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016. The 2016 Plan provides for the granting of incentive and non‑qualified stock option, restricted stock and other stock and cash-based awards as determined by the Board. Shares subject to awards that are granted under the 2016 Plan and that expire, lapse or terminate are available for future grants under the 2016 Plan. At inception of the 2016 Plan, a total of 1,210,256 shares of common stock were authorized for future issuance under the 2016 Plan. The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. During the six months ended June 30, 2020 and 2019, the number of shares of common stock that may be issued under the 2016 Plan was increased by 3,453,022 shares and 898,871 shares, respectively. As of June 30, 2020, 2,651,062 shares remain available for future issuance under the 2016 Plan.
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
The Company’s 2018 Employment Inducement Incentive Award Plan (the “Inducement Incentive Award Plan”), which was adopted by the Board on September 25, 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"), provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock or cash based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Incentive Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or an employee who is being rehired following a bona fide period of non-employment by the Company, as a material inducement to the employee’s entering into employment with the Company. The Company reserved 1,175,000 shares of its common stock for issuance under the Inducement Incentive Award Plan. On March 25, 2019, the Board approved the amendment and restatement of the Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of June 30, 2020, there are 1,100,000 shares available for future grant under the Inducement Incentive Award Plan.

The fair value of each option award was estimated on the grant date using the Black‑Scholes option pricing model. Expected volatilities are based on the Company’s historical volatility and the historical volatilities of peer companies because the Company's common stock has not traded for a period that is at least equal to the expected term of its stock option awards. The Company uses the “simplified” method to estimate the expected life of options granted and are expected to be outstanding. The risk‑free interest rate used is the rate for a U.S. Treasury zero coupon issue with a remaining life consistent with the options expected life on the grant date. The Company has not paid and does not expect to pay in the foreseeable future, any cash dividends. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% based on historical attrition trends. The Company records stock‑based compensation expense only on awards that are expected to vest.
Employees
Effective June 25, 2020, the Company entered into transition agreements with two executive officers, under which the right to exercise their vested options was extended for a period of two years following their respective separation dates. The subsequent stock based compensation amount recognized in connection with the option modification in the second quarter was less than $0.1 million.
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.39%	2.18%	1.61%	2.41%
Dividend yield	—	—	—	—
Expected term	5.56	5.87	6.03	6.03
Expected volatility	89.70%	88.71%	88.12%	87.56%
Weighted-average fair value of common stock	$2.92	$2.48	$2.36	$2.42

The weighted average grant date fair value of stock options granted to employees during the three and six months ended June 30, 2020 was $2.08, and $1.73, respectively. The weighted average grant date fair value of stock options granted to employees during the three and six months ended June 30, 2019 was $1.83, and $1.78, respectively.
As of June 30, 2020, total unrecognized compensation expense related to unvested employee stock options was $8.1 million, which is expected to be recognized over a weighted average period of 2.3 years.
Non-employees
The estimated grant date fair values of non-employee stock option awards granted under the 2016 Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	—%	2.07%	—%	2.10%
Dividend yield	—	—	—	—
Expected life (in years)	0	5.49	0	5.50
Expected volatility	—%	88.46%	—%	88.44%
Weighted-average fair value of common stock	$—	$2.04	$—	$2.04

No stock option awards were granted to non-employee consultants during the three and six months ended June 30, 2020. The weighted average grant date fair value of stock options granted to non-employees during the three and six months ended June 30, 2019 was $1.46 and $0.65, respectively. As of June 30, 2020, no unrecognized compensation expense related to unvested non‑employee stock options remained.

The following table summarizes the activity under the 2008 Plan, 2016 Plan, and 2018 Inducement Incentive Award Plan:

			Weighted‑average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee awards
Outstanding at December 31, 2019	6,323,596	$4.91	8.71	$1,716
Granted	1,878,309	$2.36
Exercised	(42,628)	$2.42
Forfeited	(1,158,737)	$5.84
Outstanding at June 30, 2020	7,000,540	$4.09	8.69	$3,736

Vested at June 30, 2020	1,632,355	$7.62	7.37	$337
Vested and expected to vest at June 30, 2020	6,472,944	$4.22	8.64	$3,381

Non‑employee awards
Outstanding at December 31, 2019	473,073	$5.89	6.23	$38
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2020	473,073	$5.89	5.73	$72

Vested at June 30, 2020	413,191	$5.45	5.37	$72
Vested and expected to vest at June 30, 2020	473,073	$5.89	5.73	$72

Restricted Stock Units
During the second quarter of 2020, the Company entered into a transition agreement with an executive officer under which previously awarded restricted stock units under the Inducement Incentive Award Plan remain eligible to vest in accordance with their terms, notwithstanding the requirement that the executive remain in continuous service with the Company through the applicable vesting date, if the administrator of the Inducement Incentive Award Plan determines the applicable performance conditions are achieved on or prior to December 31, 2020. In accordance with ASC718, the restricted stock units granted were remeasured with a weighted average fair value of $2.92 per share based on the closing price of the Company’s common stock on the date the transition agreement was executed. Since the performance condition is probable of achievement, the restricted stock units were re-valued, resulting in additional expense of less than $0.1 million.
Unrecognized compensation expense for the restricted stock units was $0.6 million as of June 30, 2020, which is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes the status of the Company’s restricted stock units:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2019	181,250	$5.00
Granted	—	—
Vested	21,875	6.03
Forfeited	—	—
Unvested at June 30, 2020	159,375	$5.05

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
At inception of the ESPP, a total of 173,076 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the six months ended June 30, 2020 and 2019, the number of shares of common stock that may be issued under the ESPP was increased by 863,254 shares and 224,717 shares, respectively. During the six months ended June 30, 2020, the Company issued 78,583 shares of common stock under the ESPP. As of June 30, 2020, 1,532,077 shares remain available for future issuance under the ESPP.
For each of the three and six months ended June 30, 2020 and 2019, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.
The Company recorded stock-based compensation expense related to stock option awards, restricted stock units and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$618	$445	$1,241	$964
General and administrative	863	806	1,649	1,467
Total stock-based compensation expense	$1,481	$1,251	$2,890	$2,431

12. Revenue Arrangements
Sarepta Therapeutics, Inc.
Research License and Option Agreement
On June 13, 2020, the Company and Sarepta Therapeutics, Inc., (“Sarepta”) entered into a Research License and Option Agreement (the “Sarepta Agreement”). Pursuant to the Sarepta Agreement, the Company agreed to grant Sarepta a license under the Company’s intellectual property rights covering the Company’s antigen-specific biodegradable nanoparticle encapsulating ImmTOR to research and evaluate ImmTOR in combination with Sarepta’s adeno-associated virus gene therapy technology, or gene editing technology, using viral or non-viral delivery, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes (the “Indications”). Sarepta will have an option term of 24 months during which it can opt-in to obtain an exclusive license to further develop and commercialize the Product to treat at least one Indication, with a potential to extend the option term for an additional fee. The Company will supply ImmTOR to Sarepta for clinical supply on a cost-plus basis.
Sarepta paid a $2.0 million up-front payment to the Company upon signing of the Sarepta Agreement, and the Company is eligible to receive additional preclinical payments during the option term. If Sarepta opts-in to an exclusive license agreement, the Company could receive option exercise payments per Indication upon execution of the exclusive license, and the Company would be entitled to significant development and commercial milestone payments and tiered royalties ranging from the mid-to-high single digits based on net sales.
Pursuant to the Sarepta Agreement, the Company determined the Sarepta Agreement represents a service arrangement under the scope of ASC 606, with a 24 month contract duration. Given the reversion of the rights under the Sarepta Agreement represents a penalty in substance for a termination by Sarepta, the contract term would remain the stated term of the Sarepta Agreement.
The Company determined that the Sarepta Agreement and Supply Obligation including the delivery of the Research License, the Licensed Know-How, the Manufactured Supply and delivery of materials represent a single promise and performance obligation to be transferred to Sarepta over time due to the nature of the promises in the contract. The delivery of the Manufactured Supply is the predominant promise within the arrangement, as it is essential to the utility of the Licensed intellectual property. As such, consideration in the initial transaction price will be allocated to the single performance obligation based on the contractual price.
In determining the transaction price, the Company concluded the payment associated with all the performance milestones will be fully constrained and only be included in the transaction price when the respective milestone is deemed probable of achievement. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such study milestones is outside the control of the Company and probability of success criteria is estimated. As of June 30, 2020, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. The Company will recognize the revenue associated with the upfront payment and combined single performance obligation utilizing the output method, over the 24 month term as the Manufactured Supply is delivered to Sarepta.
The Company also determined the option to enter into a future commercial license agreement and extend the term of the option does not represent a material right since it was not priced at an incremental discount. Sarepta may terminate the Sarepta Agreement for any reason upon 30 days’ written notice to the Company. The Sarepta Agreement contains other customary terms and conditions, including representations and warranties, covenants, termination, and indemnification obligations in favor of each party.
As of June 30, 2020, the Company recorded $0.3 million as a short-term contract liability and $1.7 million as a long-term contract liability representing deferred revenue associated with this agreement. No revenue related to the Sarepta Agreement was recognized during the three months ended June 30, 2020 as no deliveries were made during the period.
Asklepios Biopharmaceutical, Inc.
License Agreement for Pompe Disease
On December 17, 2019, the Company and AskBio entered into a license agreement (the “AskBio License Agreement”). Pursuant to the AskBio License Agreement, AskBio has exercised its option to exclusively license the Company’s intellectual property rights covering the Company’s ImmTOR platform to research, develop, and commercialize certain AAV gene therapy products utilizing ImmTOR, and targeting the GAA gene, or derivatives thereof, to treat Pompe Disease.
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
The Company determined that the AskBio License Agreement and Supply Obligation represent a single promise and performance obligation. This is because AskBio cannot derive benefit from the license without the simultaneous transfer of the patent protected ImmTOR supply. Therefore, the License Obligation and Supply Obligation represent the only promise in the arrangement and are combined as a single performance obligation (the “AskBio License and Supply Obligation”).
In determining the transaction price, the Company concluded that the future development milestones, regulatory milestones, sales milestones, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Consideration related to sales-based milestones as well as royalties on net sales upon commercialization by AskBio, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to AskBio and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of June 30, 2020 and December 31, 2019, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The total initial transaction price of the contract on the effective date was $7.0 million, comprised of a $2.0 million initial up-front payment upon agreement of terms, and a $5.0 million initial up-front execution fee.
As of June 30, 2020 and December 31, 2019, the Company recorded $1.7 million as a short-term contract liability and $5.3 million as a long-term contract liability representing deferred revenue associated with this agreement. Revenue will be recognized over the period in which the particles are delivered. No revenue related to the AskBio License Agreement was recognized during the six months ended June 30, 2020 as no deliveries were made during the period.
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
In determining the transaction price, the Company considered the future development milestones, regulatory milestones, commercial milestones, sales milestone, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Spark, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property granted to Spark and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of June 30, 2020, all future milestones are constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
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
On December 1, 2019, the term for Spark to exercise additional target options expired; the Company recognized $6.7 million in revenue from deferred revenue as originally allocated. In addition, during the year ended December 31, 2019, there were two deliveries resulting in less than $0.1 million of revenue recognized. No revenue related to the Spark License Agreement was recognized during the six months ended June 30, 2020 as no deliveries were made during the period.
As of June 30, 2020 and December 31, 2019, there was a contract liability of $9.2 million representing deferred revenue presented as non-current associated with this agreement.
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
Skolkovo Foundation
The Company has received grant funding from the Russia-based Development Fund of New Technologies Development and Commercialization Center ("Skolkovo"). From grant inception through June 30, 2020, the Company received $2.0 million from Skolkovo.
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
As of June 30, 2020, a contract liability of $0.1 million remains on the balance sheet and will not be recognized as revenue until the expiration of the three-year audit period, expected April 2021, or sooner, if resolution is reached with Skolkovo or there is a change in the estimate.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed). As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $18.3 million.
Contract Balances from Contracts with Customers (Sarepta, AskBio, Spark and Skolkovo Foundation)

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2020 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Six Months Ended June 30, 2020
Contract liabilities:
Deferred revenue	$16,354	$2,000	$(14)	$18,340
Total contract liabilities	$16,354	$2,000	$(14)	$18,340

13. Related‑Party Transactions
Consulting Services
The Company incurred expenses for consulting services provided by its founders totaling $0.1 million during each of the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $0.3 million during each of the six months ended June 30, 2020 and 2019, respectively. The Company entered into consulting agreements with its founders to serve on its Scientific Advisory Board, effective January 1, 2020 to December 31, 2021, under which they will be paid quarterly for their services.
14. Collaboration Agreements
Asklepios Biopharmaceutical, Inc.
Feasibility Study and License Agreement
On August 6, 2019, the Company entered into a feasibility study and license agreement with AskBio (the “AskBio Collaboration Agreement”). Pursuant to the AskBio Collaboration Agreement, the Company and AskBio agreed to license intellectual property rights to each other as part of a collaboration to research, develop, and commercialize certain AAV gene therapy products utilizing the Company’s ImmTOR platform to enable re-dosing of such AAV gene therapy products to treat serious rare and orphan genetic diseases for which there is a significant unmet medical need.
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
In accordance with ASC 808, collaboration expenses are recognized within R&D expense and selling, general and administrative expense on the Company's condensed consolidated statements of operations. For the three and six months ended June 30, 2020, the Company recognized $0.8 million and $2.0 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share.
Under certain collaborative arrangements, the Company is entitled to reimbursement of certain R&D expense. Activities under collaborative arrangements for which the Company is entitled to reimbursement are considered to be collaborative activities under the scope of ASC 808. For these units of account, the Company does not analogize to ASC 606 or recognize revenue. Rather, the Company analogizes to the guidance in ASC 730, which requires that reimbursements from counterparties be recognized as an offset to the related costs. In accordance with ASC 730, the Company records reimbursement payments received from collaborators as reductions to R&D expense.
Massachusetts Institute of Technology
On November 25, 2008, the Company entered into an exclusive patent license agreement (the “MIT License”) with the Massachusetts Institute of Technology (“MIT”). The Company received an exclusive royalty‑bearing license to utilize patents held by MIT in exchange for upfront consideration and annual license maintenance fees. Such fees are expensed as incurred and have not been material to any period presented.
On June 12, 2020, the Company entered into a Fifth Amendment (the “MIT Amendment”) to the MIT License, which is effective as of May 15, 2020. Pursuant to the MIT Amendment, certain of the Company’s diligence obligations were extended, including a diligence obligation to commence a Phase 3 trial for a licensed product by a specific date in the second quarter of 2021. Additionally, certain of the Company’s development and regulatory milestones and payments upon achievement of such milestones were adjusted.
As of June 30, 2020, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the six months ended June 30, 2020.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement (the “3SBio License”) with Shenyang Sunshine Pharmaceutical Co., Ltd. (“3SBio”). The Company has paid to 3SBio an aggregate of $3.0 million in upfront and milestone-based payments under the 3SBio License as of June 30, 2020. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $21.0 million for products containing the Company's ImmTOR platform, and up to an aggregate of $41.5 million for products without the ImmTOR platform.
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
For the three and six months ended June 30, 2020 and 2019, the Company did not record a current or deferred income tax expense or benefit.
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
The Company applies ASC 740 to uncertain tax positions. As of the adoption date of January 1, 2010 and through June 30, 2020, the Company had no unrecognized tax benefits or related interest and penalties accrued.
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
Upon adoption of ASC 842 and during the quarter ended March 31, 2020 for the Headquarters lease, a deferred tax liability was recorded for the right-of-use asset. The deferred tax asset for the lease liability and the deferred tax asset for the lease incentives was reversed, with no impact to the valuation allowance or deferred tax expense.
16. Defined Contribution Plan
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended June 30, 2020 and 2019, respectively, and $0.1 million during each of the six months ended June 30, 2020 and 2019.
17. Commitments and Contingencies
As of June 30, 2020, the Company has an operating lease agreement for an office in Watertown, MA. See Note 8 for additional information regarding the Company's leases.
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
18. Subsequent Events
Swedish Orphan Biovitrum AB (Publ) License and Development Agreement
On June 11, 2020, the Company and Swedish Orphan Biovitrum AB (Publ), a Swedish corporation (“Sobi”), entered into a license and development agreement (the “Sobi License”). Pursuant to the Sobi License, the Company has agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the Company’s SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay the Company a one-time, up-front payment of $75 million. Sobi has also agreed to make milestone payments totaling up to $630 million to the Company upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier.
Pursuant to the Sobi License, the Company has agreed to supply (at cost) quantities of SEL-212 as necessary for completion of the planned Phase 3 program for SEL-212, which includes two planned Phase 3 clinical trials and a crossover study. Sobi has agreed to reimburse the Company for all budgeted costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 program for SEL-212, except for any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212. Sobi will have control and responsibility over all regulatory filings, including any INDs, BLAs and MAAs relating to the licensed product.
The consummation of the transactions contemplated by the Sobi License is subject to customary closing conditions, including the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transactions contemplated by the Sobi License were consummated on July 28, 2020 following the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Sobi may terminate the Sobi License for any reason upon 180 days’ written notice to the Company, whereby the rights to the licensed compound would revert to the Company.
Additionally, on June 11, 2020, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Sobi, pursuant to which the Company agreed to sell to Sobi an aggregate of 5,416,390 shares of its common stock at a purchase price equal to $4.6156 per share, which represented 120% of the 10-day volume-weighted average price of the Company’s common stock prior to signing, for aggregate gross proceeds of $25 million (the “Sobi Private Placement”). The closing of the Sobi Private Placement occurred on July 31, 2020, following the closing of the transactions contemplated under the Sobi License. In accordance with ASC 815, this forward sale treatment qualifies as equity classification as the shares are not within the scope of ASC 480. The shares of common stock acquired in the Sobi Private Placement are subject to a one-year lock-up from closing, during which time Sobi is prohibited from selling or otherwise disposing of such shares.
Also on June 11, 2020, the Company entered into a registration rights agreement (the “Sobi Registration Rights Agreement”) with Sobi, pursuant to which the Company has agreed to prepare and file a registration statement with respect to the resale of the shares of common stock acquired in the Sobi Private Placement. The Company will be required to file this resale registration statement within 90 days from closing and to have the registration statement declared effective within 120 days from closing (or within 160 days if the SEC reviews the registration statement).
The Sobi Private Placement is exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. Sobi has represented that it will acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.
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
OVERVIEW
We are a clinical-stage biopharmaceutical company using our proprietary ImmTOR immune tolerance platform with the goal of optimizing the efficacy of biologics, enabling the re-dosing of life-saving gene therapy, and developing novel immunotherapies for autoimmune diseases. Our ImmTOR platform encapsulates an immunomodulator in biodegradable nanoparticles and is designed to mitigate the formation of anti-drug antibodies, or ADAs, by inducing antigen-specific immune tolerance. We have developed a portfolio of proprietary and collaboration-driven applications of ImmTOR, and we plan to continue to pursue opportunistic strategic collaborations, out-licensing, and in-licensing transactions in addition to developing proprietary compounds utilizing ImmTOR.
On June 12, 2020, we announced that we had entered into a license and development agreement, or the Sobi License, with Swedish Orphan Biovitrum AB (Publ), a Swedish corporation, or Sobi, pursuant to which we have agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the our SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. For a further description of the Sobi License, see “Licenses and Collaborations- Swedish Orphan Biovitrum.”

Following our entry into the Sobi License, we are focused on unlocking the full potential of the ImmTOR immune tolerance platform in the following three high-impact areas of unmet need:

•
Optimizing the efficacy of biologic therapies. We believe the efficacy and safety of many currently marketed biologic therapies could be improved by utilizing ImmTOR. Additionally, ImmTOR has the potential to enable the development of some biologics that might otherwise have to be abandoned.

•
Enabling the re-dosing of life saving AAV gene therapy. AAV gene therapies can typically only be administered once due to the formation of neutralizing antibodies, and therapeutic benefit can wane over time due to cell turnover. Enabling vector re-dosing has the potential to create chronic therapies that patients can use throughout their lifetimes.

•
Developing novel immunotherapies for autoimmune diseases. We believe we have demonstrated the ability of ImmTOR to mitigate deleterious immune responses in humans with the SEL-212 program. We intend to leverage our learnings from this program to develop antigen-specific immunotherapies with the goal of re-establishing tolerance to self-antigens in autoimmune diseases.

Our Current Programs
Chronic Refractory Gout
Our most advanced product candidate is SEL-212, which has been licensed to Sobi (except as to Greater China) pursuant to the Sobi License, and is designed to be a monthly treatment for chronic refractory gout, a debilitating rare disease with an unmet medical need. SEL-212 consists of a combination of our ImmTOR platform co-administered with pegadricase. Pegadricase is an investigational recombinant pegylated uricase (urate oxidase), an enzyme not naturally found in humans, and is therefore highly immunogenic. This enzyme is designed to treat patients with symptomatic gout, refractory to standard uric acid lowering treatment, by breaking down the excess uric acid to the more soluble allantoin. In preclinical studies, we observed that ImmTOR, when co-administered with pegadricase, induced antigen-specific immune tolerance to pegadricase and substantially reduced the formation of associated ADAs. Based on our Phase 1/2 clinical data, we believe that SEL-212 has the potential to control serum uric acid, or SUA, levels and mitigate the formation of ADAs in response to the therapeutic enzyme.
In March 2019, we initiated a Phase 2 head-to-head clinical trial of SEL-212 (COMPARE), in which SEL-212 is being compared against the current FDA-approved therapy for chronic refractory gout, KRYSTEXXA, in multiple clinical sites in the United States. We expect to report top-line data in the third quarter of 2020, subject to the impact of the novel coronavirus disease, COVID-19, pandemic on our business. The two-armed, open label trial has enrolled 170 patients with 87 patients receiving KRYSTEXXA (as set forth in the prescribing information) and the other 83 patients receiving six monthly doses of SEL-212 (0.15 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase). The primary endpoint in the study is the percentage of patients in each arm that maintain SUA control below 6.0 mg/dL, for at least 80% of the time during months three and six.
Subject to the impact of the COVID-19 pandemic on our business, we and Sobi plan to commence the two Phase 3 clinical trials of SEL-212 in the third quarter of 2020, at Sobi's expense. The Phase 3 clinical program will consist of two double blinded, placebo-controlled trials of SEL-212. Each trial is expected to enroll 105 patients and have 35 patients receiving 0.1 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, 35 patients receiving 0.15 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, and 35 patients receiving placebo. See “Licenses and Collaborations-Swedish Orphan Biovitrum” for further details surrounding the Sobi License.
Gene Therapy
Our lead gene therapy program, which is based on our product candidate SEL-302, is in collaboration with AskBio in methylmalonic acidemia, or MMA, an inherited disorder in which the body is unable to process certain proteins and fats (lipids) properly. Subject to the impact of the COVID-19 pandemic, we plan to file an IND in MMA in the first quarter of 2021 under this collaboration and report initial data by the second half of 2021. See “Licenses and Collaborations-AskBio” for further details surrounding the AskBio collaboration.
Our proprietary gene therapy product candidate, SEL-313, is being developed to treat ornithine transcarbamylase or OTC deficiency and is currently in preclinical development. We have several additional programs in development with our collaborators.
Autoimmune Diseases
We expect that our lead indication in our autoimmune diseases program will be IgA nephropathy, a kidney disease that occurs when an antibody called immunoglobulin A (IgA) accumulates in the kidneys. We plan to file an Investigational New Drug, or IND, application, for this program in 2021 subject to the impact of the COVID-19 pandemic on our business. Our second indication is expected to be primary biliary cholangitis, or PBC, an autoimmune disease that causes progressive destruction of the bile ducts. We believe both diseases have well-defined target antigens, significant unmet medical need, and are well suited to the application of our ImmTOR immune tolerance platform.

Licenses and Collaborations
Swedish Orphan Biovitrum
On June 12, 2020, we announced that we had entered into the Sobi License, pursuant to which we have agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the our SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. Pursuant to the Sobi License, Sobi has agreed to pay to the Company a one-time, up-front payment of $75 million within 45 days of the closing date of the Sobi License. Sobi has also agreed to make milestone payments totaling up to $630 million to us upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. The consummation of the transactions contemplated by the Sobi License is subject to customary closing conditions, including the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transactions contemplated by the Sobi License were consummated on July 28, 2020 following the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Additionally, Sobi agreed to purchase an aggregate of 5,416,390 shares of our common stock at $4.6156 for aggregate gross proceeds of $25 million, which we refer to as the Sobi Private Placement. The closing of the Sobi Private Placement occurred on July 31, 2020, following the closing of the transactions contemplated under the Sobi License.
Under the Sobi License, we will have operational oversight of the two planned Phase 3 clinical trials of SEL-212 expected to commence in the third quarter of 2020, at Sobi's expense.
Sarepta Therapeutics
In June 2020, we entered into a research license and option agreement with Sarepta Therapeutics, or the Sarepta Agreement. Pursuant to the agreement, we agreed to grant Sarepta a license to research and evaluate ImmTOR in combination with Sarepta’s AAV gene therapy or gene editing technology, using viral or non-viral delivery, or the Product, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes, or the Indications. Sarepta will have an option term of 24 months during which it can opt-in to obtain an exclusive license to further develop and commercialize the Product to treat at least one Indication, with a potential to extend the option term if Sarepta pays an additional fee to the Company. Sarepta made an up-front payment to us upon signing of the agreement, and we are eligible to receive additional preclinical payments under the option term. If Sarepta opts-in to an exclusive license agreement, we could receive option exercise payments per indication, we would be entitled to significant development and commercial milestone payments and tiered royalties ranging from the mid-to-high single digits based on net sales.
AskBio
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
CureCN
In September 2018, we announced a collaboration with the European consortium, CureCN, for an ImmTOR+AAV gene therapy combination product candidate in Crigler-Najjar syndrome.
Spark Therapeutics
In December 2016, we entered into a license and option agreement with Spark Therapeutics, or the Spark License Agreement, which provides Spark with exclusive worldwide rights to our ImmTOR platform to research, develop and commercialize gene therapies for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A.
Impact of Novel Coronavirus
We are closely monitoring how the spread of the novel coronavirus is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. Disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials and the incurrence of unforeseen costs as a result of preclinical study or clinical trial delays. While the COVID-19 pandemic has not had a material impact on our clinical programs as of the date of this Quarterly Report on Form 10-Q, it could have an impact on our ability to successfully complete our ongoing COMPARE trial, our ability to commence the Phase 3 clinical program of SEL-212, and our ability to commence preclinical and clinical studies of our gene therapy and autoimmune disease programs, and our ability to obtain supply of both active drug substances and finished drug product as well as efficient execution of the overall supply chain for SEL-212 and our other programs. We have been proactively working with our contract research organization, or CRO, clinical sites, and principal investigators to provide patients with more convenient locations to have their SUA measured for the primary endpoint of the study, such as at local laboratories or their homes, as well as alternative sites to receive infusions of study drug. We are also working with our primary and back-up suppliers for SEL-037 (pegadricase) and SEL-110 (ImmTOR) to ensure that we have adequate supply of our materials for both our clinical and preclinical programs. As of the date of this Quarterly Report on Form 10-Q, we believe we have adequate supply of all material necessary to initiate our Phase 3 clinical program of SEL-212 in chronic refractory gout and to begin our clinical trial in gene therapy under our collaboration with AskBio.
At this time, there is significant uncertainty relating to the trajectory of the pandemic and the impact of related responses. Any impact of COVID-19 on the Company's business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors - The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant operating losses. We incurred net losses of $43.7 million and $28.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $379.5 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:

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
We believe that our existing cash, cash equivalents, investments, and restricted cash as of June 30, 2020, together with the $25 million payment received from Sobi under the Sobi Private Placement and the expected payment from Sobi of $75 million that is due under the Sobi License, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
We have incurred a total of $266.2 million in research and development expenses from inception through June 30, 2020, with a majority of the expenses being spent on the development of SEL‑212 and a prior nicotine vaccine candidate, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses (key projects and initiatives):
SEL-212	$5,969	$8,454	$14,933	$11,315
AskBio collaboration	598	—	1,574	—
SELA-070	—	—	—	51
Discovery and preclinical stage product candidate programs, collectively	195	11	480	300
Other internal research and development expenses	3,968	3,669	8,467	7,821
Total research and development expenses	$10,730	$12,134	$25,454	$19,487

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
Other income (expense)
Other income (expense) was de minimis during each of the three and six months ended June 30, 2020, and 2019.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of June 30, 2020 and December 31, 2019, we maintained cash of $0.3 million and $0.4 million, respectively, in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue
The following is a comparison of revenue for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2020	2019	(decrease)
Collaboration revenue	$—	$13	$(13)	—%
During the three months ended June 30, 2020, we did not recognize revenue. During the three months ended June 30, 2019, we recognized less than $0.1 million of revenue for a shipment under our collaboration agreement with Spark.
Research and development
The following is a comparison of research and development expenses for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2020	2019	(decrease)
Research and development	$10,730	$12,134	$(1,404)	(12)%

During the three months ended June 30, 2020, our research and development expenses decreased by $1.4 million, or 12%, as compared to 2019. The decrease in costs was primarily the result of reduced expense for our Phase 2 COMPARE trial for SEL-212 offset by increases for our gene therapy program in collaboration with AskBio, and salaries and benefits.
General and administrative

The following is a comparison of general and administrative expenses for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2020	2019	(decrease)
General and administrative	$5,637	$4,114	$1,523	37%

During the three months ended June 30, 2020, our general and administrative expenses increased by $1.5 million, or 37%, as compared to 2019. The increase in costs was the result of expenses incurred for salaries, legal and professional fees offset by decreased travel expense.
Investment income
Investment income was less than $0.1 million and $0.2 million, respectively during the three months ended June 30, 2020 as compared to 2019. The decrease reflects reduced interest rates.
Foreign currency transaction gain (loss)
We recognized minimal foreign currency losses of less than $0.1 million during each of the three months ended June 30, 2020 and 2019, respectively.
Interest expense
Interest expense was $0.2 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the three months ended June 30, 2020, we recognized a $7.5 million charge for the increase in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology. The increase in value was primarily driven by an increase in the share price and volatility, offset by a decreased discount rate this quarter (see Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Other income (expense)
Other (expense) income was de minimis for each of the three months ended June 30, 2020 and 2019.
Net Loss
Net loss for the three months ended June 30, 2020 was $24.1 million compared to $16.4 million for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019
Revenue
The following is a comparison of revenue for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2020	2019	(decrease)
Collaboration revenue	$—	$23	$(23)	—%
During the six months ended June 30, 2020, we did not recognize revenue. During the six months ended June 30, 2019, we recognized less than $0.1 million of revenue for two shipments under our collaboration agreement with Spark.
Research and development
The following is a comparison of research and development expenses for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2020	2019	(decrease)
Research and development	$25,454	$19,487	$5,967	31%

During the six months ended June 30, 2020, our research and development expenses increased by $6.0 million, or 31%, as compared to 2019. The increase in cost was primarily the result of expenses incurred for the preparation of the Phase 3 clinical trial for SEL-212, the continuation of our Phase 2 COMPARE trial for SEL-212, salaries and benefits, and for our gene therapy program in collaboration with AskBio.
General and administrative
The following is a comparison of general and administrative expenses for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2020	2019	(decrease)
General and administrative	$9,735	$8,627	$1,108	13%

During the six months ended June 30, 2020, our general and administrative expenses increased by $1.1 million, or 13%, as compared to 2019. The increase in costs was the result of expenses for legal, professional fees and stock compensation expense offset by consulting fees.
Investment income
Investment income was $0.3 million and $0.5 million, respectively during the six months ended June 30, 2020 as compared to 2019. The decrease reflects reduced interest rates.
Foreign currency transaction gain (loss)
We recognized minimal foreign currency gains of less than $0.1 million and minimal losses of less than $0.1 million during each of the six months ended June 30, 2020 and 2019, respectively.
Interest expense
Interest expense was $0.5 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the six months ended June 30, 2020, we recognized an $8.4 million charge for the increase in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology. The increase in value was primarily driven by an increase in the share price and volatility, offset by a decreased discount rate this quarter (see Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Other income (expense)
Other (expense) income was de minimis for each of the six months ended June 30, 2020 and 2019.
Net Loss
Net loss for the six months ended June 30, 2020 was $43.7 million compared to $28.5 million for the six months ended June 30, 2019.
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
From our inception through June 30, 2020, we have raised an aggregate of $425.0 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $25.3 million from borrowings under our credit facility, $53.3 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering, $149.3 million in combined net proceeds from private placements and follow-on offerings of our common stock, and $3.0 million in aggregate net proceeds from "at-the-market" offerings of our common stock.
Collaborations
On June 13, 2020, we entered into the Sarepta Agreement. We received a $2.0 million upfront payment.
On June 11, 2020, we entered into the Sobi License. Upon closing of the Sobi Private Placement, Selecta received $25 million for Sobi’s purchase of our common stock at $4.6156 per share and we expect payment from Sobi of $75 million that is due under the Sobi License. We are eligible to receive $630 million in milestone payments upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Additionally, Sobi has agreed to fund the planned Phase 3 clinical program of SEL-212, which is expected to substantially reduce Selecta’s annual operating expenses.
On December 17, 2019, we entered into the AskBio License Agreement. Pursuant to the AskBio License Agreement, AskBio has exercised its option to exclusively license intellectual property rights covering ImmTOR to research, develop, and commercialize certain AAV gene therapy products utilizing ImmTOR, and targeting the GAA gene, or derivatives thereof, to treat Pompe Disease. We received $7.0 million of upfront fees pursuant to the AskBio License Agreement and are eligible to receive $237 million in milestone payments, and royalties on net sales ranging from the mid-to-high single digits.
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
From August 11, 2017, the date we entered into the Sales Agreement, to December 31, 2019, we sold 615,453 shares of our common stock pursuant to the Sales Agreement at an average price of approximately $1.84 per share for aggregate net proceeds of $1.0 million, after deducting commissions and other transaction costs. During the six months ended June 30, 2020, we sold 1,069,486 shares of our common stock pursuant to the Sales Agreement at an average price of approximately $2.16 per share for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
As of June 30, 2020, our cash, cash equivalents, and restricted cash were $61.4 million, of which $1.7 million was restricted cash related to lease commitments and $0.3 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
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
As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $379.5 million and $335.8 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, and restricted cash as of June 30, 2020, together with the $25 million payment received from Sobi under the Sobi Private Placement and the expected payment from Sobi of $75 million that is due under the Sobi License, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. Subject to the impact of the COVID-19 pandemic on our business, we and Sobi plan to commence the Phase 3 clinical program for SEL-212 in the third quarter of 2020. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Summary of Cash Flows

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash provided by (used in):
Operating activities	$(23,506)	$(27,437)
Investing activities	(289)	(11,274)
Financing activities	(6,327)	31,479
Effect of exchange rate changes on cash	(42)	29
Net change in cash, cash equivalents, and restricted cash	$(30,164)	$(7,203)
Operating activities
Net cash used in operating activities for the six months ended June 30, 2020 was $23.5 million compared to $27.4 million in the same period in 2019, a decrease of $3.9 million. The decrease in net cash used in operating activities was primarily due to the collection of $5.0 million in accounts receivable, a $5.9 million change in accrued expenses and other liabilities when compared to the prior year, an increase of $2.0 million in deferred revenue, offset by $2.4 million changes in prepaid expenses and accounts payable when compared to the prior year and a $6.8 million increase in recorded net loss after adjusting for non-cash charge of $8.4 million for the warrant liability.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2020 was $0.3 million compared to net cash used in investing activities of $11.3 million in the same period in 2019. The net cash used in investing activities in 2020 was to purchase property and equipment. During the six months ended June 30, 2019, the net cash used by investing was the result of purchases of short-term investments of $18.2 million, offset by $6.8 million in sales and maturities of short-term investments.
Financing activities
Net cash used in financing activities for the six months ended June 30, 2020 was $6.3 million compared to net cash provided by financing activities of $31.5 million in the same period in 2019. The net cash used in financing activities in 2020 was the result of $4.4 million of issuance costs paid for December 2019 financing, $4.2 million principal payment on outstanding debt, offset by $2.1 million net proceeds from "at-the-market" offerings. The net cash provided by financing activities in 2019 was due to $30.9 million net proceeds from the issuance of common stock under the January 2019 Public Offering, $0.4 million net proceeds from "at-the-market' offerings and $0.1 million from the exercise of employee stock options.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.
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
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Sarepta (see Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
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
Warrant Liabilities
In December 2019, we issued common warrants in connection with the 2019 Purchase Agreement. Pursuant to the terms of these common warrants, we could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. We recorded the fair value of the common warrants of $40.7 million upon issuance using the Black-Scholes valuation model, and are required to revalue the common warrants at each reporting date with any changes in fair value recorded on our statement of operations. Inputs used to determine estimated fair value of the common warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. As of June 30, 2020, the fair value of the common warrants of $32.8 million was recorded as a long-term liability on our balance sheet, which resulted in a charge in fair value of $8.4 million for the six months ended June 30, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2020 and December 31, 2019, we had cash, cash equivalents, restricted cash and investments of $61.4 million and $91.6 million, respectively, consisting of non‑interest and interest‑bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.

In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. As of June 30, 2020, we held cash and cash equivalents totaling $0.3 million in Russian banks to support our Russian subsidiary, all of which were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings
On August 3, 2020, a putative stockholder of the Company filed a shareholder derivative action purportedly on behalf of the Company and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they approved the private placement transaction, announced on December 18, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction, because they had material non-public information which allegedly caused the stock price to increase when it was made public one day after the private placement was announced. The Company expects to file a motion to dismiss.
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
Since inception, we have incurred significant operating losses in every year. Our net loss was $43.7 million for the six months ended June 30, 2020, and $55.4 million and $65.3 million for each of the years ended December 31, 2019 and 2018, respectively. As of June 30, 2020, we had an accumulated deficit of $379.5 million. To date, we have financed our operations primarily through the public offering and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our ImmTOR platform, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of most of our product candidates, and we have not completed development of any ImmTOR-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:

-	continue the research and development of our product candidates;

-	seek to enhance our ImmTOR platform and discover and develop additional product candidates;

-	seek to maintain and enter into collaboration, licensing and other agreements, including, but not limited to research and development, and/or commercialization agreements;

-	seek regulatory approvals for any product candidates that successfully complete clinical trials;

-	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

-	maintain, expand and protect our intellectual property portfolio, including through licensing arrangements;

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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop our gene therapy program, including our collaboration with AskBio, research and develop our autoimmune program, and continue research and development for our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding to continue operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our clinical trials, our other research and development programs or any future commercialization efforts.
We believe that our existing cash, cash equivalents and restricted cash as of June 30, 2020, together with the $25 million payment received from Sobi under the Sobi Private Placement and the expected payment from Sobi of $75 million that is due under the Sobi License, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:

-	the scope, progress, results and costs of our clinical trials;

-	the number of product candidates that we pursue;

-	our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;

-	the cost of manufacturing clinical supplies of our product candidates;

-	our headcount growth and associated costs;

-	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

-	the costs, timing and outcome of regulatory review of our product candidates;

-	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

-	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

-	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property‑related claims;

-	the effect of competing technological and market developments; and

-	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.
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
We commenced active operations in 2007, and our operations to date have been limited to developing and researching our ImmTOR platform and related products and programs, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. Other than SEL-212, which we have agreed to license to Sobi (except as to Greater China), our product candidates are still in preclinical development. While we have completed our early development clinical trials and a Phase 2 clinical trial for SEL‑212, we have not completed a clinical trial for any other product candidate, nor have we demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter‑to‑quarter and year‑to‑year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
All of our product candidates are derived from our ImmTOR platform, which is an unproven approach to induce antigen‑specific immune tolerance and to mitigate the immunogenicity of biologic therapies currently being implemented to treat patients. We are primarily developing our ImmTOR platform to improve and enable activity in biologics that are designed to treat rare and serious diseases.
We are developing two gene therapy product candidates for rare inborn errors of metabolism. Our lead gene therapy program, known as SEL-302, is a potential gene therapy product candidate for methylmalonic acidemia, or MMA. In August 2019, we entered into a feasibility study and license agreement with AskBio, or the AskBio Collaboration Agreement, pursuant to which we and AskBio agreed to conduct proof of concept studies to potentially validate the use of our ImmTOR platform in conjunction with an adeno-associated virus, or AAV, gene therapy for the treatment of MMA, based on SEL-302, to mitigate the formation of neutralizing anti-AAV capsid antibodies. If the proof of concept studies are successful, we will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. Our proprietary gene therapy product candidate, SEL-313, is being developed to treat OTC deficiency and is currently in preclinical development. We have several additional programs in development with our collaborators. In September 2018, we announced a collaboration with the European consortium, CureCN, for an ImmTOR+AAV gene therapy combination product candidate in Crigler-Najjar syndrome.
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
As a result, we cannot be certain that our approach will lead to the development or approval of marketable products. In addition:

-	due to the unproven nature of our ImmTOR therapeutics, there may be different efficacy and safety rates in various indications;

-
the FDA or other regulatory agencies may lack experience in evaluating the efficacy and safety of products based on ImmTOR which could result in a longer‑than‑expected regulatory review process, increase our expected development costs or delay or prevent commercialization of our product candidates.

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

Our product candidate, SEL-212, which has been licensed to Sobi (except as to Greater China), was evaluated in a Phase 2 clinical program that was initiated in October 2016 and the final patient's last visit occurred in January 2019. In March 2019, we initiated COMPARE, a Phase 2 clinical trial designed to directly compare the safety, efficacy and tolerability of SEL-212 to the currently FDA-approved uricase therapy, KRYSTEXXA, for the treatment of patients with chronic refractory gout, and completed our targeted enrollment of the COMPARE trial in December 2019. Under the Sobi License, we will have operational oversight of the two planned Phase 3 clinical trials of SEL-212 expected to commence in the third quarter of 2020, at Sobi's expense. For a further description of the Sobi License, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Licenses and Collaborations- Swedish Orphan Biovitrum.”
Aside from SEL-212, which has been licensed to Sobi (except as to Greater China), our product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical development is costly and inherently uncertain. For example, we have invested significant resources in our preclinical gene therapy program, which has demonstrated the potential for treatment of rare inborn errors of metabolism. Early preclinical results may not be predictive of future results, however, if our technology proves to be ineffective or unsafe as a result of, among other things, adverse side effects, pre-existing anti-drug antibodies that can neutralize the viral vector and block gene transfer, or cellular immune response to the transduced cells, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the clinical development and commercialization of our product candidates.
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
In addition, we cannot be certain as to what type and how many clinical trials the FDA will require us to conduct before we may gain regulatory approval to market any of our product candidates in the United States or other countries, if any. Prior to approving a new therapeutic product, the FDA generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. We expect that we and Sobi will need to conduct more than one Phase 3 trial for SEL-212 for a chronic refractory gout indication in order to gain approval from the FDA. Even if we and Sobi conduct more than one Phase 3 trial for SEL-212, the FDA may not accept the data, and may delay, limit or deny approval of SEL-212, which could have an impact on the timing of development milestone payments owed to us by Sobi.
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
For example, SEL‑212, which has been licensed to Sobi (except as to Greater China), is being developed for the treatment of chronic refractory gout, which affects approximately 160,000 patients in the United States. Accordingly, there is a limited number of patients who could enroll in our clinical studies for SEL-212.
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
In December 2019, a novel strain of coronavirus, which causes COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of

COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020. On May 18, 2020, the governor issued an order outlining the phased reopening of workplaces and imposing workplace safety measures to address COVID-19. Because of the nature of our operations, we have been considered to be an essential business so, to date, our operations have only been partially affected by the orders. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office with our administrative employees continuing their work outside of our office and limited the number of staff in any given research and development laboratory. If the COVID-19 coronavirus continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
Moreover, as a result of the COVID-19 pandemic, certain of our suppliers and CMOs in the United States, China and other countries may be affected, which could disrupt their activities. We could face difficulty sourcing key components necessary to produce supply of SEL-212, which may negatively affect our clinical development activities and our agreement with Sobi. If the COVID-19 coronavirus further impacts U.S. business operations, including our CMOs and suppliers, we could face additional disruption to our supply chain that could affect the supply of drug product for both the preclinical studies and clinical trials. Additionally, as our CMOs are producers of drug substances and drug products, including vaccines and therapeutics, they could be compelled by a national government, or choose themselves, to shift their resources to the production of a COVID-19 coronavirus vaccine and/or therapeutics for COVID-19, which could disrupt any scheduled drug substance or drug product batches we may have and may prevent us from obtaining supplies for our programs in a timely manner to meet our development timelines.
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
We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials, including our Phase 2 and planned Phase 3 clinical trials of

SEL‑212, which we have agreed to continue to run on behalf of Sobi and for our other product candidates. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials.
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
If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third‑party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. For example, even if the statistical results from our Phase 2 head-to-head (COMPARE) trial vs. KRYSTEXXA favor SEL-212 and SEL-212 receives marketing approval, the drug may fail to gain market acceptance from physicians, patients, third-party payors and others in the medical community who may continue to favor KRYSTEXXA.The degree of market acceptance of our product candidates, if any, will depend on a number of factors, including:

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

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We may also be unable to maintain third‑party intellectual property rights. For example, MIT may terminate the MIT License if we fail to meet our diligence obligations under the agreement.

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
On June 11, 2020, we entered into the license agreement with Sobi. Pursuant to the license agreement, we have agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize our SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. Pursuant to the license agreement, in consideration of the license, Sobi has agreed to pay us a one-time, up-front payment of $75 million within 45 days of the effective date of the agreement. Sobi has also agreed to make milestone payments totaling up to $630 million to us upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Pursuant to the license agreement, we will supply (at cost) quantities of SEL-212 as necessary for completion of the planned Phase 3 program for SEL-212, which includes two planned Phase 3 clinical trials and a crossover study. Sobi has agreed to reimburse us for all budgeted costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 program for SEL-212, except for any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212. Sobi will have control and responsibility over all regulatory filings, including any INDs, BLAs and MAAs relating to the licensed product.
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
The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased. The market price for our common stock may be influenced by many factors, including:

-	the success of competitive products or technologies;

-	results or progress, or changes in approach or timelines, of clinical trials of our product candidates or those of our competitors;

-	failure or discontinuation of any of our development programs;

-	commencement of, termination of, or any development related to any collaboration or licensing arrangement;

-	regulatory or legal developments in the United States and other countries;

-	development of new product candidates that may address our markets and make our product candidates less attractive;

-	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

-	announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

-	announcement or market expectation of additional financing efforts;

-	developments or disputes concerning patent applications, issued patents or other proprietary rights;

-	the recruitment or departure of key personnel;

-	the level of expenses related to any of our product candidates or clinical development programs;

-	failure to meet or exceed financial estimates, projections or development timelines of the investment community or that we provide to the public;

-	the results of our efforts to discover, develop, acquire or in‑license additional product candidates or products;

-	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;

-	variations in our financial results or those of companies that are perceived to be similar to us;

-	changes in the structure of healthcare payment systems;

-	sale of common stock by us or our stockholders in the future as well as the overall trading volume of our common stock;

-	market conditions in the pharmaceutical and biotechnology sectors;

-	general economic, industry and market conditions; and

-	the other factors described in this “Risk factors” section.
Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 18.6% of our outstanding voting stock as of June 30, 2020. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. . Pursuant to our fifth amended and restated investors’ rights agreement, holders of an aggregate of approximately 1.9 million shares of our common stock as of June 30, 2020 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
In addition, on June 27, 2017, we issued and sold in a private placement 3,088,791 shares of our common stock (of which approximately 0.3 million shares have continuing registration rights as of June 30, 2020) and a warrant to purchase 79,130 shares of our common stock, including to certain of our affiliates. Pursuant to a registration rights agreement entered into with the investors in the private placement, on July 13, 2017, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrant. As a result, these shares can be freely sold in the public market.
Similarly, on December 23, 2019, we issued and sold in a private placement 37,634,883 shares of our common stock (of which approximately 19.1 million shares have continuing registration rights as of June 30, 2020) and warrants to purchase 31,330,629 shares of our common stock (of which approximately 16.5 million shares have continuing registration rights as of June 30, 2020), including to certain of our affiliates. Pursuant to a registration rights agreement entered into with the investors in the private placement, on January 29, 2019, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrants. As a result, these shares can be freely sold in the public market.
Additionally, on June 11, 2020, we entered into a stock purchase agreement with Sobi, pursuant to which we agreed to sell to Sobi an aggregate of 5,416,390 shares of common stock. The closing of the Sobi Private Placement occurred on July 31, 2020, following the closing of the transactions contemplated under the Sobi License. The shares of common stock to be sold in the private placement will be subject to a one-year lock-up from closing, during which time Sobi is prohibited from selling or otherwise disposing of such shares. Also on June 11, 2020, we entered into a registration rights agreement with Sobi, pursuant to which we have agreed to prepare and file a registration statement with respect to the resale of the shares of common stock to be sold in the private placement. We are required to file this resale registration statement within 90 days from closing and to have the registration statement declared effective within 120 days from closing (or within 160 days if the SEC reviews the registration statement). Once the registration statement is declared effective, the shares of common stock to be sold in the private placement with Sobi can be freely sold in the public market.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
4.1	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)					*
10.1†	Fifth Amendment to Exclusive Patent License Agreement, dated as of May 15, 2020, by and between the Registrant and the Massachusetts Institute of Technology					*
10.2†	License and Development Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)					*
10.3	Stock Purchase Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)					*
10.4	Transition Agreement and Release, dated June 25, 2020, between Selecta Biosciences, Inc. and Stephen Smolinski	8-K	001-37798	10.1	6/25/2020
10.5	Transition Agreement and Release, dated June 25, 2020, between Selecta Biosciences, Inc. and Elona Kogan	8-K	001-37798	10.2	6/25/2020
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	***

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: August 6, 2020	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Bradford D. Dahms
Bradford D. Dahms
Chief Financial Officer
(Principal Financial Officer)