Form 10-Q
period 2020-09-30
SELECTA BIOSCIENCES INC
filed 2020-11-05
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 30, 2020, the registrant had 108,030,311 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	3

	Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2020 and 2019 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the Three Months ended March 31, June 30, and September 30, 2020 and 2019 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2020 and 2019 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92

Item 3.	Defaults Upon Senior Securities	92

Item 4.	Mine Safety Disclosures	92

Item 5.	Other Information	92

Item 6.	Exhibits	93

	Signatures

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, the plans and objectives of management for future operations and future results of anticipated products, the impact of the coronavirus (COVID-19) pandemic on our business and operations and our future financial results, and the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:
–our status as a development-stage company and our expectation to incur losses in the future;
–our future capital needs and our need to raise additional funds;
–our ability to build a pipeline of product candidates and develop and commercialize drugs;
–our unproven approach to therapeutic intervention;
–our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
–our ability to have continued access to manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
–our ability to maintain our existing or future collaborations or licenses;
–the impact of the COVID-19 pandemic on our operations, the continuity of our business, including our preclinical studies and clinical trials, and general economic conditions;
–our ability to protect and enforce our intellectual property rights;
–federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;
–our ability to obtain and retain key executives and attract and retain qualified personnel;
–developments relating to our competitors and our industry, including the impact of government regulation; and
–our ability to successfully manage our growth.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,261	$89,893
Restricted cash	—	279
Accounts receivable	12,626	5,000
Prepaid expenses and other current assets	7,615	1,495
Total current assets	166,502	96,667
Property and equipment, net	1,363	1,222
Right-of-use asset, net	11,216	301
Long-term restricted cash	1,379	1,379
Other assets	536	—
Total assets	$180,996	$99,569
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$471	$500
Accrued expenses	11,285	13,492
Loan payable	—	18,905
Lease liability	875	372
Deferred revenue	64,373	1,674
Total current liabilities	77,004	34,943
Non-current liabilities:
Loan payable, net of current portion	24,589	—
Lease liability	9,886	—
Deferred revenue	51,466	14,680
Warrant liabilities	25,433	41,549
Total liabilities	188,378	91,172
Commitments and contingencies (Note 17)
Stockholders’ (deficit) equity :
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 107,235,976 and 86,325,547 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	11	9
Additional paid-in capital	386,374	348,664
Accumulated deficit	(389,183)	(335,753)
Accumulated other comprehensive loss	(4,584)	(4,523)
Total stockholders’ (deficit) equity	(7,382)	8,397
Total liabilities and stockholders’ (deficit) equity	$180,996	$99,569
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
Grant and collaboration revenue	$4,646	$—	$4,646	$23
Operating expenses:
Research and development	13,960	8,104	39,414	27,591
General and administrative	4,420	3,690	14,155	12,317
Total operating expenses	18,380	11,794	53,569	39,908
Loss from operations	(13,734)	(11,794)	(48,923)	(39,885)
Investment income	4	184	257	707
Loss on extinguishment of debt	(461)	—	(461)	—
Foreign currency transaction gain (loss), net	43	7	83	(33)
Interest expense	(365)	(388)	(843)	(1,184)
Change in fair value of warrant liabilities	4,779	—	(3,606)	—
Other income (expense), net	5	(3)	63	(67)
Net loss	(9,729)	(11,994)	(53,430)	(40,462)
Other comprehensive loss:
Foreign currency translation adjustment	(32)	(5)	(61)	24
Unrealized gain on securities	—	(3)	—	—
Total comprehensive loss	$(9,761)	$(12,002)	$(53,491)	$(40,438)

Net loss per share:
Basic and diluted	$(0.09)	$(0.26)	$(0.54)	$(0.94)
Weighted average common shares outstanding:
Basic and diluted	105,325,788	46,407,846	98,968,359	43,265,909

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid-in	Accumulated	comprehensive	(Deficit)
	Shares	Amount	capital	deficit	loss	Equity
Balance at December 31, 2019	86,325,547	$9	$348,664	$(335,753)	$(4,523)	$8,397
Issuance of common stock under Employee Stock Purchase Plan	78,583	—	114	—	—	114
Issuance of common stock upon exercise of options	5,128	—	3	—	—	3
Issuance of vested restricted stock units	10,937	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	598,977	—	1,141	—	—	1,141
Other financing fees	—	—	(147)	—	—	(147)
Stock-based compensation expense	—	—	1,409	—	—	1,409
Currency translation adjustment	—	—	—	—	(60)	(60)
Net loss	—	—	—	(19,620)	—	(19,620)
Balance at March 31, 2020	87,019,172	$9	$351,184	$(355,373)	$(4,583)	$(8,763)
Issuance of common stock upon exercise of options	37,500	—	98	—	—	98
Issuance of vested restricted stock units	10,938	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	470,509	—	967	—	—	967
Issuance of common stock upon exercise of pre-funded warrants	8,342,128	1	—	—	—	1
Issuance of common stock upon exercise of common warrants	4,967,563	—	17,214	—	—	17,214
Stock-based compensation expense	—	—	1,481	—	—	1,481
Currency translation adjustment	—	—	—	—	31	31
Net loss	—	—	—	(24,081)	—	(24,081)
Balance at June 30, 2020	100,847,810	$10	$370,944	$(379,454)	$(4,552)	$(13,052)
Issuance of common stock under Employee Stock Purchase Plan	31,629	—	70	—	—	70
Issuance of vested restricted stock units	60,937	—	—	—	—	—
Issuance of common stock through private placement	5,416,390	1	10,268	—	—	10,269
Issuance of common warrants with long-term debt, net	—	—	444	—	—	444
Issuance of common stock upon exercise of common warrants	879,210	—	3,485	—	—	3,485
Other financing fees	—	—	(133)	—	—	(133)
Stock-based compensation expense	—	—	1,296	—	—	1,296
Currency translation adjustment	—	—	—	—	(32)	(32)
Net loss	—	—	—	(9,729)	—	(9,729)
Balance at September 30, 2020	107,235,976	$11	$386,374	$(389,183)	$(4,584)	$(7,382)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid-in	Accumulated	comprehensive	(Deficit)
	Shares	Amount	capital	deficit	loss	Equity
Balance at December 31, 2018	22,471,776	$3	$279,539	$(280,403)	$(4,557)	$(5,418)
Issuance of common stock under Employee Stock Purchase Plan	11,943	—	20	—	—	20
Issuance of common stock upon exercise of options	115,600	—	145	—	—	145
Issuance of common stock, net	22,188,706	2	30,940	—	—	30,942
Stock-based compensation expense	—	—	1,180	—	—	1,180
Currency translation adjustment	—	—	—	—	22	22
Unrealized gains on securities	—	—	—	—	2	2
Net loss	—	—	—	(12,074)	—	(12,074)
Balance at March 31, 2019	44,788,025	$5	$311,824	$(292,477)	$(4,533)	$14,819
Issuance of common stock through at-the-market offering, net	164,926	—	372	—	—	372
Stock-based compensation expense	—	—	1,251	—	—	1,251
Currency translation adjustment	—	—	—	—	7	7
Unrealized gains on securities	—	—	—	—	1	1
Net loss	—	—	—	(16,394)	—	(16,394)
Balance at June 30, 2019	44,952,951	$5	$313,447	$(308,871)	$(4,525)	$56
Issuance of common stock under Employee Stock Purchase Plan	5,262	—	8	—	—	8
Issuance of common stock upon exercise of options	10,000	—	5	—	—	5
Issuance of vested restricted stock units	50,000	—	—	—	—	—
Issuance of common stock through private placement, net	3,178,174	—	5,715	—	—	5,715
Stock-based compensation expense	—	—	1,303	—	—	1,303
Currency translation adjustment	—	—	—	—	(5)	(5)
Unrealized gains (losses) on securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(11,994)	—	(11,994)
Balance at September 30, 2019	48,196,387	$5	$320,478	$(320,865)	$(4,533)	$(4,915)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities
Net loss	$(53,430)	$(40,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	490	522
Amortization of premiums (accretion of discounts) on investments	—	(154)
Non-cash lease expense	861	1,008
(Gain) Loss on disposal of property and equipment	(39)	67
Stock-based compensation expense	4,186	3,734
Non-cash interest expense	406	338
Warrant liabilities revaluation	3,606	—
Loss on extinguishment of debt	461	—
Net realized losses on investments	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(7,626)	—
Prepaid expenses, deposits and other assets	(6,656)	3,070
Accounts payable	(29)	378
Deferred revenue	99,512	(13)
Accrued expenses and other liabilities	389	(7,046)
Net cash provided by (used in) operating activities	42,131	(38,559)
Cash flows from investing activities
Receipts from the maturity of short-term investments	—	16,350
Purchases of short-term investments	—	(18,188)
Sale of short term investments	—	1,992
Purchases of property and equipment	(625)	(10)
Proceeds from the sale of property and equipment	50	94
Net cash (used in) provided by investing activities	(575)	238
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of expenses	24,838	—
Repayments of principal on outstanding debt	(19,313)	(700)
Net proceeds from issuance of common stock	—	30,942
Net proceeds from issuance of common stock- at-the-market offering	2,137	372
Net proceeds from issuance of common stock- private placement	10,269	5,715
Issuance costs paid for December 2019 financing	(4,381)	—
Other financing fees	(192)	—
Proceeds from exercise of pre-funded and common warrants	978	—
Proceeds from exercise of stock options	101	150
Proceeds from issuance of common stock under Employee Stock Purchase Plan	184	28
Net cash provided by financing activities	14,621	36,507
Effect of exchange rate changes on cash	(88)	24
Net change in cash, cash equivalents, and restricted cash	56,089	(1,790)
Cash, cash equivalents, and restricted cash at beginning of period	91,551	37,682
Cash, cash equivalents, and restricted cash at end of period	$147,640	$35,892
Supplement cash flow information
Cash paid for interest	$519	$1,652
Noncash investing and financing activities
Cashless warrant exercise	$18,228	$—
Reclassification of warrant liability to equity upon exercise of warrants	$1,494	$—
Fair value of warrants issued in connection with issuance of long-term debt	$444	$—
Purchase of property and equipment not yet paid	$17	$—
Equity offering costs in accrued liabilities	$117	$—
Debt issuance costs in accrued liabilities	$100	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Nature of the Business and Basis of Presentation
Selecta Biosciences, Inc. (the “Company”) was incorporated in Delaware on December 10, 2007, and is based in Watertown, Massachusetts. The Company is a clinical-stage biotechnology company leveraging its ImmTOR™ platform with the goals of amplifying the efficacy of biologics, including enabling the re-dosing of life-saving gene therapies, and restoring self-tolerance in autoimmune diseases. The Company plans to combine ImmTOR with a range of biologic therapies for rare and serious diseases that require new treatment options due to high immunogenicity of existing therapies. Since inception, the Company has devoted its efforts principally to research and development of its technology and product candidates, recruiting management and technical staff, acquiring operating assets, and raising capital.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 12, 2020 (the “Annual Report on Form 10-K”). The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of September 30, 2020 and consolidated results of operations and cash flows for the nine months ended September 30, 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

To date, the Company has financed its operations primarily through the initial public offering of its common stock, private placements of its common stock, issuances of common and preferred stock, debt, research grants and research collaborations. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. To date, all of the Company's revenue has been collaboration and grant revenue. The Company has devoted substantially all of its financial resources and efforts to developing its ImmTOR platform, identifying potential product candidates and conducting preclinical studies and its clinical trials. The Company is in the early stages of development of its product candidates, and it has not completed development of any ImmTOR-enabled therapies.

As of September 30, 2020, the Company’s cash, cash equivalents and restricted cash were $147.6 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by its Russian subsidiary designated solely for use in its operations, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. The Company has incurred losses and negative cash flows from operating activities since inception. As of September 30, 2020 and December 31, 2019, the Company had an accumulated deficit of $389.2 million and $335.8 million, respectively. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital.

At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and the impact of related responses. Any impact of COVID-19 on the Company's business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors - The outbreak of the coronavirus, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through September 30, 2020, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Selecta (RUS), LLC (“Selecta (RUS)”), a Russian limited liability corporation, and Selecta Biosciences Security Corporation, a Massachusetts Security Corporation. All significant intercompany accounts and transactions have been eliminated.
Foreign Currency
The functional currency of Selecta (RUS) is the Russian ruble. Assets and liabilities of Selecta (RUS) are translated at period-end exchange rates, while revenues and expenses are translated at average exchange rates for the period. Translation gains and losses are reflected in accumulated other comprehensive loss within stockholders’ (deficit) equity. Foreign currency transaction gains or losses are reflected in the consolidated statements of operations and comprehensive loss.
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
Cash Equivalents, Investments and Restricted Cash
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
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the nine months ended September 30, 2020, there were no realized losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.
As of September 30, 2020, the Company had restricted cash balances relating to a secured letter of credit in connection with its Headquarters Lease (as defined in Note 8). The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	September 30,
	2020	2019
Cash and cash equivalents	$146,261	$34,234
Short-term restricted cash	—	279
Long-term restricted cash	1,379	1,379
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$147,640	$35,892

Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term deposits and investments, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially creditworthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of September 30, 2020, the Company maintained approximately $0.3 million in Russian bank accounts, all of which was held in U.S. dollars.
The Company did not have any off-balance sheet arrangements as of September 30, 2020 and December 31, 2019.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, restricted cash, accounts payable, loans payable, and common warrants. The carrying amounts of cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At September 30, 2020, given the recent issuance of the Term A Loan under the 2020 Term Loan (each, as defined below), the Company believes the carrying value approximates the fair value of the loan.
Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy is used to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2020 or the year ended December 31, 2019.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, generally seven years for furniture and fixtures, five years for laboratory equipment, software and office equipment and three years for computer equipment. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. Major additions and betterments are capitalized. Maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations as incurred. Costs incurred for construction in progress are recorded as assets and are not amortized until the construction is substantially complete and the assets are ready for their intended use.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available, which is at the entity level ("asset group"). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Based on management's evaluation, the fair value of the asset group, measured as the market capitalization of the Company exceeds its carrying value, and for this reason the Company did not recognize any material impairment losses during the nine months ended September 30, 2020 and 2019.
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
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in the equity of a business entity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) consists of: (i) all components of net loss and (ii) all components of comprehensive loss other than net loss, referred to as other comprehensive loss. Other comprehensive loss is comprised of foreign currency translation adjustments and the unrealized gains and losses recognized through net income.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Sobi, AskBio, Sarepta, and Spark (see Note 12) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
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
Clinical Trial Costs
Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third parties. Third party clinical trial expenses include patient costs, clinical research organization costs and costs for data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued clinical trial cost. These third party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. The Company also records accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical clinical accrual estimates made by the Company have not been materially different from the actual costs.
On June 11, 2020, the Company and Sobi entered into a license and development agreement (the “Sobi License”). Pursuant to the Sobi License, clinical trial costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, will be reimbursed by Sobi. The reimbursable costs exclude any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212.
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
The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more-likely-than-not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. To date, the Company has not incurred interest and penalties related to uncertain tax positions.
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
Stock-Based Compensation
The Company accounts for all stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation is measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of estimated forfeitures. The Company reduces recorded stock-based compensation for estimated forfeitures. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were adjusted. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest.
Net Loss Per Share
The Company has reported losses since inception and has computed basic net loss per share by dividing net loss by the weighted average number of common shares and pre-funded warrants outstanding for the period. The Company has computed diluted net loss per common share after considering all potentially dilutive common shares, including stock options, convertible preferred stock, and warrants outstanding during the period except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC No. 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of September 30, 2020 and December 31, 2019, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
Recent Accounting Pronouncements
Recently Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) which changes the fair value measurement disclosure requirements of ASC 820. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. The Company adopted the new standard effective January 1, 2020, and there was no impact on its consolidated financial statements.
Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than January 1, 2021. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.
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

3. Marketable Securities
As of September 30, 2020 and December 31, 2019, the Company did not have marketable securities.

4. Net Loss Per Share
The Company has reported a net loss for the three and nine months ended September 30, 2020, and 2019. For this reason basic and diluted net loss per share are the same for all periods presented. Since the shares underlying the 8,342,128 pre-funded warrants were issuable for little or no consideration, they are considered outstanding for both basic and diluted earnings per share. During the second quarter 2020, all 8,342,128 pre-funded warrants were exercised, but had no effect on basic and diluted shares at exercise because all were included in both basic and diluted from the period of issuance. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per-share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(9,729)	$(11,994)	$(53,430)	$(40,462)
Denominator:
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	105,325,788	46,407,846	98,968,359	43,265,909
Net loss per share attributable to common stockholders —basic and diluted	$(0.09)	$(0.26)	$(0.54)	$(0.94)

All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	September 30,
	2020	2019
Stock options to purchase common stock	7,487,154	5,354,645
Unvested restricted stock units	98,438	225,000
Stock warrants to purchase common stock	13,888,525	95,619
Total	21,474,117	5,675,264

5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of September 30, 2020 and December 31, 2019, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$30,575	$30,575	$—	$—
Total	$30,575	$30,575	$—	$—

Liabilities:
Warrant liabilities	$25,433	$—	$—	$25,433
Total	$25,433	$—	$—	$25,433

	December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$50,401	$50,401	$—	$—
Total	$50,401	$50,401	$—	$—

Liabilities:
Warrant liabilities	$41,549	$—	$—	$41,549
Total	$41,549		$—	$41,549
At each of September 30, 2020 and December 31, 2019, the money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
Assumptions Used in Determining Fair Value of Common Warrants
In December 2019, the Company issued common warrants in connection with a private placement of common shares. Pursuant to the terms of the common warrants, the Company could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. The Company recorded the fair value of the common warrants upon issuance using the Black-Scholes valuation model and is required to revalue the common warrants at each reporting date with any changes in fair value recorded in the statement of operations. The valuation of the common warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable.  The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations for the nine months ended September 30, 2020.
The estimated fair value of warrants is determined using Level 3 inputs inherent in the Black-Scholes simulation valuation.
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
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrant liability is as follows:

September 30,
2020
Risk-free interest rate	0.28%
Dividend yield	—
Expected life (in years)	4.23
Expected volatility	95%
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10), for the nine months ended September 30, 2020 (in thousands):

Warrant liabilities
Fair value as of December 31, 2019	$41,549
Exercises	(19,722)
Change in fair value	3,606
Fair value as of September 30, 2020	$25,433

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory equipment	$4,467	$4,836
Computer equipment and software	537	515
Leasehold improvements	—	278
Furniture and fixtures	326	237
Office equipment	168	135
Construction in process	28	2
Total property and equipment	5,526	6,003
Less accumulated depreciation	(4,163)	(4,781)
Property and equipment, net	$1,363	$1,222
Depreciation expense was $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. For each of the nine months ended September 30, 2020 and 2019, depreciation expense was $0.5 million, respectively. The Company recorded accelerated depreciation costs of less than $0.1 million in the reported property and equipment for the nine months ended September 30, 2020 relating to the new corporate headquarters move in 2020.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Payroll and employee related expenses	$2,279	$2,235
Collaboration and licensing	1,350	1,050
Accrued patent fees	490	487
Accrued external research and development costs	5,799	4,379
Accrued professional and consulting services	1,056	468
Accrued interest	165	82
Issuance costs, December 2019 financing	—	4,381
Other	146	410
Accrued expenses	$11,285	$13,492

8. Leases
The Company accounts for its leases in accordance with ASC Topic 842, Leases (ASC 842).
480 Arsenal Way Lease
The Company had a non-cancellable operating lease for its laboratory and office space located at 480 Arsenal Way, Watertown, Massachusetts ("Prior Headquarters Lease"). Pursuant to the Prior Headquarters Lease, the landlord provided the Company a tenant improvement allowance of up to $0.7 million, which the Company fully utilized during 2012. The leasehold improvements were capitalized as a component of property and equipment. In connection with the Prior Headquarters Lease, the Company had a letter of credit for $0.3 million which renewed automatically each year and was classified in restricted cash. In August 2016, the Company signed an amendment to the Prior Headquarters Lease, which extended the term through March 31, 2020. In March 2020, the Company signed an amendment to extend the lease term one additional month to April 30, 2020. The right-of-use asset and lease liability were remeasured and recorded based on the change in the lease term in which the net impact was immaterial.
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
65 Grove Street Lease
In July 2019, the Company entered into a lease for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts (the “Headquarters Lease”). As part of the Headquarters Lease, the Company incurred $0.8 million in non-reimbursable construction costs. The lease began in March 2020, consistent with when the Company took control of the office space and the lease term is 8 years. The discount rate of 8.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods. Rent payments began in May 2020, and the base rent for the first year is $0.2 million per month. In connection with the Headquarters Lease, the Company secured a letter of credit from Silicon Valley Bank for $1.4 million which renews automatically each year. The Company recorded the right-of-use asset and operating lease liabilities of $11.8 million during the three months ended March 31, 2020 as control of the premises was transferred to the Company.
Moscow, Russia Lease
The Company has a month-to-month facility agreement for its Moscow, Russia office. Rent expense is recognized as incurred.
Summary of All Lease Costs Recognized Under ASC 842
Rent expense for the three months ended September 30, 2020 and 2019 was $0.6 million and $0.5 million, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 was $2.0 million and $1.5 million, respectively.

For the three and nine months ended September 30, 2020 and 2019 the components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$506	$341	$1,590	$1,023
Variable lease expense	123	211	496	625
Short-term lease expense	3	3	8	14
Total lease expense	$632	$555	$2,094	$1,662
The maturity of the Company's operating lease liabilities as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
Operating leases:	2020	2019
2020 (remainder)	$444	$375
2021	1,812	—
2022	1,866	—
2023	1,922	—
2024	1,980	—
Thereafter	6,985	—
Total future minimum lease payments	15,009	375
Less imputed interest	4,248	3
Total operating lease liabilities	$10,761	$372
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$875	$372
Non-current operating lease liabilities	9,886	—
Total operating lease liabilities	$10,761	$372

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Nine Months Ended September 30,
Operating leases:	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,079	$1,108
Other than the initial recording of the right-of-use asset and lease liability for the Headquarters Lease, which is non-cash, the changes in the Company’s right-of-use asset and lease liability for the nine months ended September 30, 2020 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	September 30,	December 31,
Operating leases:	2020	2019
Weighted-average remaining lease term	7.7 years	0.3 years
Weighted-average discount rate	8.9%	10.0%

9. Debt
2020 Term Loan
On August 31, 2020, the Company entered into a term loan of up to $35.0 million (the "2020 Term Loan"), consisting of term loans in an aggregate amount of $25.0 million (the “Term A Loan”) and term loans in an aggregate amount of $10.0 million (the “Term B Loan”), governed by a loan and security agreement between the Company and Oxford Finance LLC, a Delaware limited liability company (“Oxford”) as Collateral Agent and a Lender, and Silicon Valley Bank, a California corporation (“SVB”), as a Lender (the "Loan Agreement"). The Term A Loan was funded in full on August 31, 2020 (the “Funding Date”).
The Term B Loan will be available, subject to Collateral Agent’s discretion and customary terms and conditions, during the period commencing on the date the Company has delivered to the Collateral Agent and the Lenders evidence: (i) the Company or one of the Company’s collaboration partners has enrolled its first randomized patient for a Phase 1 clinical trial evaluating the treatment of methylmalonic acidemia (“MMA”), and (ii) the Company has enrolled the first patient in each of two Phase 3 pivotal trials evaluating SEL-212 (the “Second Draw Period Milestone”) and ending on the earliest of (i) the date which is thirty (30) days following the date the Second Draw Period Milestone is achieved, (ii) September 30, 2021 (iii) and the occurrence of an event of default, other than an event of default that has been waived in writing by Collateral Agent and the Lenders in their sole discretion (such period, the “Second Draw Period”).
The 2020 Term Loan will mature on August 1, 2025. Each advance under the Term Loan accrues interest at a floating per annum rate equal to the greater of (a) seven and nine tenths of one percent (7.90%), and (b) the lesser of (x) the sum of (i) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, and (ii) four and sixty-five hundredths of one percent (4.65%) and (y) ten percent (10.00%). The Term Loan provides for interest-only payments on a monthly basis until April 1,2022; provided however, if the Company has delivered to the Collateral Agent and the Lenders prior to September 30, 2021 evidence that Borrower has achieved the Second Draw Period Milestone, the Term Loan provides for interest-only payments on a monthly basis until October 1, 2022. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. The Company may prepay the Term Loan in full but not in part provided that the Company (i) provides ten days’ prior written notice to Collateral Agent, (ii) pays on the date of such prepayment (A) all outstanding principal plus accrued and unpaid interest, and (B) a prepayment fee of between 3.0% and 1.0% of the aggregate original principal amount advanced by the lender depending on the timing of the prepayment. Amounts outstanding during an event of default are payable upon SVB’s demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company shall make a final payment to the lender in the amount of 9.0% of the aggregate original principal amount advanced by the lender. The final payment fee totaling $2.3 million is recorded as a loan discount.
The Term Loan is secured by a lien on substantially all of the assets of the Company, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. The Company has also granted the Collateral Agent a negative pledge with respect to its intellectual property.
The Loan Agreement contains customary covenants and representations, including but not limited to financial reporting obligations and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. The Loan Agreement also contains other customary provisions, such as expense reimbursement, non-disclosure obligations as well as indemnification rights for the benefit of the Collateral Agent.
The events of default under the Loan Agreement include, but are not limited to, the Company’s failure to make any payments of principal or interest under the Loan Agreement or other transaction documents, the Company’s breach or default in the performance of any covenant under the Loan Agreement or other transaction documents, the occurrence of a material adverse change, the Company making a false or misleading representation or warranty in any material respect under the Loan Agreement, the Company’s insolvency or bankruptcy, any attachment or judgment on the Company’s assets of at least $0.5 million, or the occurrence of any default under any agreement or obligation of the Company involving indebtedness in excess of $0.5 million. If an event of default occurs, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.
The Company incurred $0.4 million in debt issuance costs in connection with the closing of the 2020 Term Loan. Debt issuance costs are presented in the consolidated balance sheet as a direct deduction from the associated liability and amortized to interest expense over the term of the related debt.
The Company assessed all terms and features of the 2020 Term Loan to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the 2020 Term

Loan, including any put, call, and contingent features. The Company determined that the interest rate collar and prepayment call option did not require bifurcation; whereas the contingent put option and default (contingent) interest rate feature met bifurcation criteria resulting in immaterial amounts.
Warrants
On August 31, 2020, in connection with the 2020 Term A Loan, the Company issued warrants to the Lenders to purchase an aggregate of 196,850 shares of its common stock at an exercise price equal to $2.54 per share. In accordance with ASC 815-40, these warrants are classified as permanent equity in the accompanying consolidated balance sheets and will expire ten years from the date of issuance. The initial grant date fair value of the warrants was $0.4 million determined by Black-Scholes and recorded to shareholders' equity, with the SVB portion allocated to the reacquisition price of the 2017 Term Loan and the Oxford fair value portion as a loan discount to the Term A Loan.
Additionally, on August 31, 2020, pursuant to the terms of a Warrant Side Letter agreement among the Company and the Lenders, the Company agreed to issue to the Lenders, on the date the Company draws the Term B Loan and in accordance with each party’s respective pro rata share with respect to the Term B Loan, one or more warrants to purchase an aggregate number of shares of its common stock that is equal to $200,000 divided by the average closing price of the Company’s common stock on The Nasdaq Stock Market LLC for the ten consecutive trading days ending the day before such issuance, rounded down to the nearest whole number of shares, and having an exercise price equal to the Term B Warrant Price.
Payoff
On the Funding Date, the Company entered into a payoff letter with SVB, pursuant to which the Company utilized $13.7 million of the 2020 Term Loan to pay off all outstanding obligations under the 2017 Term Loan (as defined below), consisting of the principal payment, final prepayment and accrued interest. During the three months ended September 30, 2020, the Company recognized a loss on extinguishment of debt in the amount of $0.5 million determined as the difference between the reacquisition price and carrying value at August 31, 2020.
2017 Term Loan
On September 12, 2017, the Company entered into a term loan of up to $21.0 million (the “2017 Term Loan” and, together with the 2020 Term Loan, the “Term Loans”)) with Silicon Valley Bank. The 2017 Term Loan was governed by a loan and security agreement, dated September 12, 2017, between the Company and SVB. The 2017 Term Loan was funded in full on September 13, 2017.
The Company incurred less than $0.1 million in debt issuance costs in connection with the closing of the 2017 Term Loan. Debt issuance costs were presented in the consolidated balance sheet as a direct deduction from the associated liability and amortized to interest expense over the term of the related debt.
Prior to the extinguishment of the 2017 Term Loan in August 2020 discussed in greater detail above, the 2017 Term Loan was secured by a lien on substantially all of the assets of the Company, other than intellectual property, provided that such lien on substantially all assets included any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. The Company had also granted SVB a negative pledge with respect to its intellectual property. Each advance under the 2017 Term Loan accrued interest at a floating per annum rate equal to one-half of one percent above the prime rate (as published in the money rates section of The Wall Street Journal). The 2017 Term Loan provided for interest-only payments monthly through August 31, 2019. The monthly interest was subject to recalculation upon a change in the prime rate.
As of September 30, 2020 and December 31, 2019, the outstanding principal balances were $25.0 million for the 2020 Term Loan and $18.2 million for the 2017 Term Loan, respectively.
Future minimum principal and interest payments on the 2020 Term Loan as of September 30, 2020 are as follows (in thousands):

2020 (Remainder)	329
2021	1,975
2022	7,318
2023	8,594
2024	8,016
2025	7,273
Total minimum debt payments	$33,505
Less: Amount representing interest	(6,254)
Less: Debt discount and deferred charges	(2,662)
Less: Current portion of loan payable	—
Loan payable, net of current portion	$24,589
During the three months ended September 30, 2020 and 2019, the Company recognized $0.3 million and $0.4 million of interest expense related to the Term Loans, respectively. During the nine months ended September 30, 2020 and 2019, interest expense was $0.8 million and $1.2 million, respectively.

10. Equity
Equity Financings
August 2020 Shelf Registration Statement
On August 6, 2020, the Company filed an updated universal shelf registration statement on Form S-3 (Reg. No. 333-241692) with the SEC to sell an aggregate amount of up to $200.0 million of certain of its securities. The shelf registration statement was declared effective by the SEC on August 14, 2020.
“At-the-Market” Offerings
In August 2017, the Company entered into a sales agreement (the “2017 Sales Agreement”), with Jefferies LLC, as sales agent, to sell shares of its common stock with an aggregate value of up to $50 million in an "at-the-market" offering. On August 6, 2020, concurrent with the filing of the updated shelf registration statement, the Company entered into a new sales agreement (the “2020 Sales Agreement”) with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an "at-the-market" offering. The 2017 Sales Agreement terminated pursuant to its terms in August 2020.
Sales of common stock, if any, pursuant to the 2020 Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company intends to use the proceeds from the offering for working capital and other general corporate purposes. The Company may suspend or terminate the 2020 Sales Agreement at any time.
From August 11, 2017, the date the Company entered into the 2017 Sales Agreement, to December 31, 2019, the Company sold 615,453 shares of its common stock pursuant to the 2017 Sales Agreement at an average price of approximately $1.84 per share for aggregate net proceeds of $1.0 million, after deducting commissions and other transaction costs, pursuant to its shelf registration statement filed in August 2017.
During the nine months ended September 30, 2020, the Company sold 1,069,486 shares of its common stock pursuant to the 2017 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately $2.16 per share for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
June 2020 Sobi Stock Purchase
On June 11, 2020, the Company entered into a stock purchase agreement (the “Sobi Purchase Agreement”) with Swedish Orphan Biovitrum AB (Publ), a Swedish corporation (“Sobi”), pursuant to which the Company sold an aggregate of 5,416,390 shares of its common stock at a purchase price equal to $4.6156 per share, which represented 120% of the 10-day volume-weighted average price of the Company’s common stock prior to signing, for aggregate gross proceeds of $25 million (the “Sobi Private Placement”). The closing of the Sobi Private Placement occurred on July 31, 2020. The shares of common stock acquired in the Sobi Private Placement are subject to a one-year lock-up from closing, during which time Sobi is prohibited from selling or otherwise disposing of such shares.
In accordance with ASC 815, this forward sale treatment qualified as equity classification as the shares are not within the scope of ASC 480. The gross proceeds of $25 million were determined to include a premium to the fair value of the Company’s shares as of July 28, 2020 of approximately $14.5 million. As a result, such amount was included in the transaction price for revenue recognition of the Sobi License. See Note 12 for details.
Also on June 11, 2020, the Company entered into a registration rights agreement (as amended by that certain letter agreement, dated as of November 4, 2020, the “Sobi Registration Rights Agreement”) with Sobi, pursuant to which the Company agreed to prepare and file a registration statement with respect to the resale of the shares of common stock acquired in the Sobi Private Placement. The Company will be required to file this resale registration statement within 30 days following receipt by the Company of a written request from Sobi to file such resale registration statement, and to have the registration statement declared effective within ten (10) Business Days after the SEC informs the Company that no review of such resale registration statement will be made or that the SEC has no further comments on such resale registration statement.
The Sobi Private Placement was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. Sobi has represented that it acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.
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
The common warrants were revalued as of December 31, 2019 at $41.5 million. During the three and nine months ended September 30, 2020, the Company recorded a gain (loss) on the decrease (increase) in the fair value of the warrants of $4.8 million and $(3.6) million, respectively, in the consolidated statements of operations.
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
Warrants
During the nine months ended September 30, 2020, warrant holders exercised 8,722,645 common warrants on a cashless basis and received 5,176,973 shares of common stock. In addition, warrant holders exercised 669,800 common warrants and 8,342,128 pre-funded warrants, and paid the exercise price in cash. On August 31, 2020, in connection with the 2020 Term A Loan, 196,850 equity classified warrants were issued to the Lenders.

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at December 31, 2019	8,437,747	22,988,501	31,426,248	$1.12
Exercises	(8,342,128)	(9,392,445)	(17,734,573)	0.77
Issuance	196,850	—	196,850	2.54
Outstanding at September 30, 2020	292,469	13,596,056	13,888,525	$1.58

Common Stock
As of September 30, 2020, the Company had 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 107,235,976 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through September 30, 2020, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Period ended
	September 30, 2020	December 31, 2019
Exercise of common warrants	13,888,525	31,426,248
Shares available for future stock incentive awards	5,237,969	1,765,018
Unvested restricted stock units	98,438	181,250
Outstanding common stock options	7,487,154	6,796,669
Total	26,712,086	40,169,185

11. Stock Incentive Plans
Stock Options
The Company maintains the 2008 Stock Incentive Plan (the “2008 Plan”) for employees, consultants, advisors, and directors. The 2008 Plan provided for the granting of incentive and non-qualified stock option and restricted stock awards as determined by the Board. At inception of the 2008 Plan, a total of 2,213,412 shares of common stock were authorized for grants under the 2008 Plan. The Company ceased granting awards under the 2008 Plan upon the effectiveness of the 2016 Plan (as defined below); however, awards issued under the 2008 Plan remain subject to the terms of the 2008 Plan and the applicable 2008 Plan agreement. Shares subject to awards that were granted under the 2008 Plan and that expire, lapse or terminate following the effectiveness of the 2016 Plan become available under the 2016 Plan as shares available for future grants. All unvested stock options granted under the 2008 Plan may be exercised into restricted stock subject to forfeiture upon termination prior to vesting.
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016. The 2016 Plan provides for the granting of incentive and non-qualified stock option, restricted stock and other stock and cash-based awards as determined by the Board. Shares subject to awards that are granted under the 2016 Plan and that expire, lapse or terminate are available for future grants under the 2016 Plan. At inception of the 2016 Plan, a total of 1,210,256 shares of common stock were authorized for future issuance under the 2016 Plan. The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. During the nine months ended September 30, 2020 and 2019, the number of shares of common stock that may be issued under the 2016 Plan was increased by 3,453,022 shares and 898,871 shares, respectively. As of September 30, 2020, 2,379,188 shares remain available for future issuance under the 2016 Plan.
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
The Company’s 2018 Employment Inducement Incentive Award Plan (the “2018 Inducement Incentive Award Plan”), which was adopted by the Board on September 25, 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"), provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock or cash based awards. In accordance with Rule 5635(c)(4), awards under the 2018 Inducement Incentive Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or an employee who is being rehired following a bona fide period of non-employment by the Company, as a material inducement to the employee’s entering into employment with the Company. The Company reserved 1,175,000 shares of its common stock for issuance under the 2018 Inducement Incentive Award Plan. On March 25, 2019, the Board approved the amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of September 30, 2020, there are 1,358,333 shares available for future grant under the 2018 Inducement Incentive Award Plan.
The fair value of each option award was estimated on the grant date using the Black-Scholes option pricing model. Expected volatilities are based on the Company’s historical volatility and the historical volatilities of peer companies because the Company's common stock has not traded for a period that is at least equal to the expected term of its stock option awards. The Company uses the “simplified” method to estimate the expected life of options granted and are expected to be outstanding. The risk-free interest rate used is the rate for a U.S. Treasury zero coupon issue with a remaining life consistent with the options expected life on the grant date. The Company has not paid and does not expect to pay in the foreseeable future, any cash dividends. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% based on historical attrition trends. The Company records stock-based compensation expense only on awards that are expected to vest.
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
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.24%	0.16%	1.19%	2.14%
Dividend yield	—	—	—	—
Expected term	6.08	6.10	6.05	6.05
Expected volatility	94.88%	88.23%	90.19%	87.79%
Weighted-average fair value of common stock	$2.47	$1.70	$2.39	$2.17
The weighted average grant date fair value of stock options granted to employees during the three and nine months ended September 30, 2020 was $1.88, and $1.77, respectively. The weighted average grant date fair value of stock options granted to employees during the three and nine months ended September 30, 2019 was $1.26, and $1.60, respectively.
As of September 30, 2020, total unrecognized compensation expense related to unvested employee stock options was $8.3 million, which is expected to be recognized over a weighted average period of 2.4 years.
Non-employee consultants
No stock option awards were granted to non-employee consultants during the three and nine months ended September 30, 2020. The weighted average grant date fair value of stock options granted to non-employee consultants during the nine months ended September 30, 2019 was $1.46. As of September 30, 2020, no unrecognized compensation expense related to unvested non-employee consultants stock options remained.

The following table summarizes the activity under the 2008 Plan, 2016 Plan, and 2018 Inducement Incentive Award Plan:

			Weighted-average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee awards
Outstanding at December 31, 2019	6,323,596	$4.91	8.71	$1,716
Granted	2,707,009	$2.39
Exercised	(42,628)	$2.42
Forfeited	(1,973,896)	$4.73
Outstanding at September 30, 2020	7,014,081	$4.01	8.57	$1,873

Vested at September 30, 2020	1,907,100	$7.04	7.32	$273
Vested and expected to vest at September 30, 2020	6,521,522	$4.13	8.51	$1,739

Non-employee awards
Outstanding at December 31, 2019	473,073	$5.89	6.23	$38
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2020	473,073	$5.89	5.48	$45

Vested at September 30, 2020	429,523	$5.58	5.23	$45
Vested and expected to vest at September 30, 2020	473,073	$5.89	5.48	$45
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
Unrecognized compensation expense for the restricted stock units was $0.6 million as of September 30, 2020, which is expected to be recognized over a weighted average period of 2.2 years.
The following table summarizes the status of the Company’s restricted stock units:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2019	181,250	$5.00
Granted	—	—
Vested	82,812	6.03
Forfeited	—	—
Unvested at September 30, 2020	98,438	$6.03
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
At inception of the ESPP, a total of 173,076 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the nine months ended September 30, 2020 and 2019, the number of shares of common stock that may be issued under the ESPP was increased by 863,254 shares and 224,717 shares, respectively. During the nine months ended September 30, 2020, the Company issued 110,212 shares of common stock under the ESPP. As of September 30, 2020, 1,500,448 shares remain available for future issuance under the ESPP.
For each of the three and nine months ended September 30, 2020 and 2019, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.
The Company recorded stock-based compensation expense related to stock option awards, restricted stock units and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$532	$504	$1,773	$1,468
General and administrative	764	799	2,413	2,266
Total stock-based compensation expense	$1,296	$1,303	$4,186	$3,734

12. Revenue Arrangements
Swedish Orphan Biovitrum
License and Development Agreement
On June 11, 2020, the Company and Sobi, entered into a license and development agreement (the “Sobi License”). Pursuant to the Sobi License, the Company has agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the Company’s SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. The SEL-212 drug candidate is a pharmaceutical composition containing a combination of SEL-037 (the “Compound”) and ImmTOR. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay the Company a one-time, up-front payment of $75 million. Sobi has also agreed to make milestone payments totaling up to $630 million to the Company upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier.
Pursuant to the Sobi License, the Company has agreed to supply (at cost) quantities of the Compound and ImmTOR as necessary for completion of the two Phase 3 clinical trials of SEL-212 (DISSOLVE I and DISSOLVE II) and a 6-month placebo extension. The Company is required to supply quantities of the Compound until all rights to the Compound and any materials needed to manufacture the Compound are transferred to Sobi. Sobi has agreed to reimburse the Company for all budgeted costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, except for any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212. Sobi will have control and responsibility over all regulatory filings, including any investigational drug applications (IND), biologics license applications (BLA), and marketing authorization applications (MAA) relating to the licensed product.
The transactions contemplated by the Sobi License were consummated on July 28, 2020 following the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Sobi may terminate the Sobi License for any reason upon 180 days’ written notice to the Company, whereby all rights granted under the Sobi License would revert back to the Company. In addition, if Sobi were to terminate the Sobi License, the Company has the option to obtain a license to all patents and know-how necessary to exploit SEL-212 in existence as of the termination date from Sobi in return for making an equitable royalty payment to Sobi.

Additionally, on June 11, 2020, the Company entered into the Sobi Purchase Agreement in connection with the Sobi Private Placement. The closing of the Sobi Private Placement occurred on July 31, 2020, following the closing of the transactions contemplated under the Sobi License. See Note 10 for details.
The Company determined that the Sobi License represents a service arrangement under the scope of ASC 606. In addition, given the Sobi License and Sobi Purchase Agreement were executed contemporaneously and negotiated as a package with a single commercial objective, the Company will account for the two agreements as a single contract. The term of the Sobi License commenced upon the effective date of July 28, 2020 and will continue on a product-by-product basis until the royalty terms for each country have expired. The royalty term for a given product begins upon the first commercial sale of the product in a country and ends at the later of ten years from the first commercial sale, expiration of the last valid patent claim covering the product and expiration of all regulatory exclusivity periods for the product in a country. Given the reversion of the rights under the Sobi License represents a penalty in substance for a termination by Sobi, the contract term would remain the stated term of the Sobi License.
The Company determined that the Sobi License contains three distinct performance obligations due to the nature of the promises in the contract, which includes conducting the Phase 3 DISSOLVE trials, Sobi’s option to set-up a second source supplier, and a combined obligation comprised of the delivery of the license to SEL-212, transfer of the know-how and the manufacturing and delivery of SEL-212 supply for development (the “Combined License Obligation”). As the set-up of a second source supplier is optional for Sobi and the Company will be reimbursed at cost for its efforts in the subsequent set-up and technology transfer, the option for this future service was determined to be at a significant and incremental discount to its standalone selling price and treated as a material right in the arrangement, namely a distinct performance obligation.
In determining the transaction price, the Company concluded the upfront payment of $75 million and the $5 million development milestone associated with the dosing of the first patient in the Phase 3 DISSOLVE trials will be included in the transaction price. All other development milestones will be fully constrained and only be included in the transaction price when the respective milestone is deemed probable of achievement. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of the evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company and probability of success criteria is estimated. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. In accordance with ASC 606, the Company will only recognize revenue associated with sales-based milestones and royalties when the subsequent sales thresholds are reached and underlying sales occur, respectively. In connection with the Sobi Purchase Agreement, the Company determined that the gross proceeds of $25 million from the Sobi Private Placement included a premium to the fair value of the Company’s shares as of July 28, 2020 equal to approximately $14.5 million. The premium amount will be included in the transaction price for revenue recognition. The Company will estimate and include in the transaction price the total reimbursements to be received from Sobi for both the manufacturing and delivery of the Compound and ImmTOR as well as conducting the Phase 3 DISSOLVE trials. The Company determined that a significant financing component does not exist in its arrangement with Sobi.
The Company allocated the transaction price based on the relative standalone selling prices of the three distinct performance obligations. The Company estimated the standalone selling price of conducting the Phase 3 DISSOLVE trials by forecasting its anticipated costs and applying a margin reflective of the industry. The Company must determine the standalone selling price of the second source supplier option by determining the discount given to Sobi multiplied by the likelihood that Sobi will exercise the option in the future. Similar to the Phase 3 program estimate, the Company estimated the discount of the option by forecasting the set-up costs and applying a margin that is reflective of the industry. As the Company will be providing the set-up and technology transfer services and the future supply at cost, the discount of the option is equal to the margin amount. The Company considered discussions with Sobi as well as probability of regulatory success of SEL-212 in determining the likelihood of exercise. The Company estimated the standalone selling price of the Combined License Obligation by utilizing a discounted cash flow model.
The Company determined that the delivery of the supply to Sobi best represents the pattern of delivery of the Combined License Obligation as the supply is essential to the utility of the license and know-how. The Company will recognize the revenue allocated to the Combined License Obligation by utilizing the output method. The Company estimated the total supply of the Compound and ImmTOR to be required during the clinical trial period and will recognize revenue as this supply is shipped for use in the clinical trials. The Company will recognize the revenue allocated to the conducting of the Phase 3 DISSOLVE trials obligation by utilizing the input method. The Company estimated the total budgeted costs to be incurred over the Phase 3 DISSOLVE trials and will recognize revenue as these costs are incurred. The Company’s costs best represent the pattern of transfer as these will capture all performance of the trials completed to date and can be readily measured. The Company will recognize the revenue allocated to the second source supplier option when the future services and goods are transferred.

As of September 30, 2020, the Company recorded $62.7 million as a short-term contract liability and $35.1 million as a long-term contract liability representing deferred revenue associated with this agreement. In addition, the Company recognized $1.5 million of contract assets, of which $1.0 million is presented in prepaid expenses and other current assets, $0.5 million is in other assets in the accompanying Consolidated Balance Sheets, related to incremental costs that would not have been incurred if the Sobi License had not been obtained. The Company recorded a total outstanding receivable of $12.6 million. The receivable balance consisted of the $5.0 million development milestone that was achieved as a result of dosing the first patient in the Phase 3 DISSOLVE trial and $7.6 million of billings incurred for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Revenue of $4.3 million related to the Sobi License was recognized during the three months ended September 30, 2020.
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
In determining the transaction price, the Company concluded the payment associated with all the performance milestones will be fully constrained and only be included in the transaction price when the respective milestone is deemed probable of achievement. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such study milestones is outside the control of the Company and probability of success criteria is estimated. As of September 30, 2020, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. The Company will recognize the revenue associated with the upfront payment and combined single performance obligation utilizing the output method, over the 24 month term as the Manufactured Supply is delivered to Sarepta.
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
As of September 30, 2020, the Company recorded $1.7 million as a long-term contract liability representing deferred revenue associated with this agreement. Revenue of $0.3 million related to the Sarepta Agreement was recognized during the three months ended September 30, 2020.
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
In determining the transaction price, the Company concluded that the future development milestones, regulatory milestones, sales milestones, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Consideration related to sales-based milestones as well as royalties on net sales upon commercialization by AskBio, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to AskBio and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of September 30, 2020 and December 31, 2019, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The total initial transaction price of the contract on the effective date was $7.0 million, comprised of a $2.0 million initial up-front payment upon agreement of terms, and a $5.0 million initial up-front execution fee.
As of September 30, 2020 and December 31, 2019, the Company recorded $1.7 million as a short-term contract liability and $5.3 million as a long-term contract liability representing deferred revenue associated with this agreement. Revenue will be recognized over the period in which the particles are delivered. No revenue related to the AskBio License Agreement was recognized during the nine months ended September 30, 2020 as no deliveries were made during the period.
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
Beyond the Initial Closing, the Spark Purchase Agreement contemplated potential future sales of shares by the Company to Spark as follows:
•First Acquisition Right. During the period beginning on May 1, 2017 and ending on June 1, 2017, Spark had the right (the “First Acquisition Right”) to purchase a number of shares of common stock equal to an aggregate price of $5.0 million. See "Spark Letter Agreement" below.
•Second Acquisition Right. During the period beginning on October 1, 2017 and ending on November 1, 2017, Spark had the right (the “Second Acquisition Right”) to purchase a number of shares of common stock equal to an aggregate price of $5.0 million. On October 31, 2017 Spark exercised this right and purchased 205,254 shares of common stock from the Company for $5.0 million, or $24.36 per share of common stock. The purchase price per share represents an amount equal to 115.0% of the average daily VWAP of the common stock during the thirty consecutive calendar days leading up to and ending on the day prior to the Second Acquisition Right notification date.
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
In determining the transaction price, the Company considered the future development milestones, regulatory milestones, commercial milestones, sales milestone, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Spark, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property granted to Spark and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of September 30, 2020, all future milestones are constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
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
On December 1, 2019, the term for Spark to exercise additional target options expired; the Company recognized $6.7 million in revenue from deferred revenue as originally allocated. In addition, during the year ended December 31, 2019, there were two deliveries resulting in less than $0.1 million of revenue recognized. No revenue related to the Spark License Agreement was recognized during the nine months ended September 30, 2020 as no deliveries were made during the period.
As of September 30, 2020 and December 31, 2019, there was a contract liability of $9.2 million representing deferred revenue presented as non-current associated with this agreement.
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
Consistent with the First Acquisition Right, Spark purchased 324,362 shares of common stock pursuant to the Spark Purchase Agreement, as amended by the Letter Agreement, for an aggregate purchase price of $5.0 million, or $15.41 per share of common stock. The purchase price per share represents an amount equal to 115.0% of the average daily VWAP of the common stock during the thirty consecutive calendar days leading up to and ending on the day prior to the First Acquisition Right notification date. At the initial contract assessment, the Company allocated $2.7 million to equity (representing the fair value of the initial purchase of common stock combined with the embedded future stock Acquisition Rights). Upon exercise of the First Acquisition Right, the Company recorded the purchase amount to stockholders’ (deficit) equity.

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
Skolkovo Foundation
The Company has received grant funding from the Russia-based Development Fund of New Technologies Development and Commercialization Center ("Skolkovo"). From grant inception through September 30, 2020, the Company received $2.0 million from Skolkovo.
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
As of September 30, 2020, a contract liability of $0.1 million remains on the balance sheet and will not be recognized as revenue until the expiration of the three-year audit period, expected April 2021, or sooner, if resolution is reached with Skolkovo or there is a change in the estimate.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed). As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $115.8 million.
Contract Balances from Contracts with Customers (Sobi, Sarepta, AskBio, Spark and Skolkovo Foundation)
The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2020 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Nine Months Ended September 30, 2020
Contract liabilities:
Deferred revenue	$16,354	$104,158	$(4,673)	$115,839
Total contract liabilities	$16,354	$104,158	$(4,673)	$115,839

13. Related-Party Transactions

Consulting Services
The Company incurred expenses for consulting services provided by its founders totaling less than $0.1 million and $0.1 million during each of the three months ended September 30, 2020 and 2019, respectively, and $0.1 million and $0.4 million during the nine months ended September 30, 2020 and 2019, respectively. The Company entered into consulting agreements with its founders to serve on its Scientific Advisory Board, effective January 1, 2020 to December 31, 2021, under which they will be paid quarterly for their services.

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
Pursuant to the AskBio Collaboration Agreement, the Company and AskBio agreed to conduct proof of concept studies to potentially validate the use of ImmTOR in conjunction with AskBio's AAV gene therapy, or MMA-101, for the treatment of MMA, to mitigate the formation of neutralizing anti-AAV capsid antibodies (the “POC Studies”). If the POC Studies are successful, or the parties otherwise elect to do so, the parties will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. If the POC Studies fail to demonstrate a proof of concept, and the parties do not mutually agree in writing to proceed with the collaboration, the AskBio Collaboration Agreement will expire.
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
In accordance with ASC 808, collaboration expenses are recognized within R&D expense and selling, general and administrative expense on the Company's condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company recognized $0.6 million and $2.6 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share.
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
Massachusetts Institute of Technology
On November 25, 2008, the Company entered into an exclusive patent license agreement (the “MIT License”) with the Massachusetts Institute of Technology (“MIT”). The Company received an exclusive royalty-bearing license to utilize patents held by MIT in exchange for upfront consideration and annual license maintenance fees. Such fees are expensed as incurred and have not been material to any period presented.
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
As of September 30, 2020, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the nine months ended September 30, 2020.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement (the “3SBio License”) with Shenyang Sunshine Pharmaceutical Co., Ltd. (“3SBio”). The Company has paid to 3SBio an aggregate of $3.0 million in upfront and milestone-based payments under the 3SBio License as of September 30, 2020. License fees of $4.0 million are accrued as of September 30, 2020 resulting from the achievement of a clinical milestone during the three months ended September 30, 2020. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $17.0 million for products containing the Company's ImmTOR platform, and up to an aggregate of $41.5 million for products without the ImmTOR platform.

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
For the three and nine months ended September 30, 2020 and 2019, the Company did not record a current or deferred income tax expense or benefit.
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
The Company applies ASC 740 to uncertain tax positions. As of the adoption date of January 1, 2010 and through September 30, 2020, the Company had no unrecognized tax benefits or related interest and penalties accrued.
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
Upon adoption of ASC 842 and during the quarter ended March 31, 2020 for the Headquarters Lease, a deferred tax liability was recorded for the right-of-use asset. The deferred tax asset for the lease liability and the deferred tax asset for the lease incentives was recorded, with no impact to the valuation allowance or deferred tax expense.

16. Defined Contribution Plan
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended September 30, 2020 and 2019, respectively, and $0.1 million during each of the nine months ended September 30, 2020 and 2019.

17. Commitments and Contingencies
As of September 30, 2020, the Company has an operating lease agreement for an office in Watertown, MA. See Note 8 for additional information regarding the Company's leases.
Other
As permitted under Delaware law, the Company indemnifies its directors for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has directors’ insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company also has indemnification arrangements under certain of its facility leases that require it to indemnify the landlord against certain costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from certain breaches, violations, or non-performance of any covenant or condition of the Company’s lease. The term of the indemnification is for the term of the related lease agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company had not experienced any material losses related to any of its indemnification obligations, and no material claims with respect thereto were outstanding.
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

OVERVIEW
We are a clinical-stage biopharmaceutical company leveraging our ImmTOR immune tolerance platform with the goals of amplifying the efficacy of biologics, including enabling the re-dosing of life-saving gene therapies, and restoring self-tolerance in autoimmune diseases. Our ImmTOR platform encapsulates an immunomodulator in biodegradable nanoparticles and is designed to mitigate the formation of anti-drug antibodies, or ADAs, by inducing antigen-specific immune tolerance. We have developed a portfolio of proprietary and collaboration-driven applications of ImmTOR, and we plan to continue to pursue opportunistic strategic collaborations, out-licensing, and in-licensing transactions in addition to developing proprietary compounds utilizing ImmTOR.

On June 12, 2020, we announced that we had entered into a license and development agreement, or the Sobi License, with Swedish Orphan Biovitrum AB (Publ), a Swedish corporation, or Sobi, pursuant to which we have agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the our SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. For a further description of the Sobi License, see “Licenses and Collaborations-Swedish Orphan Biovitrum.”
Following our entry into the Sobi License, we are focused on unlocking the full potential of the ImmTOR immune tolerance platform with the following goals:
•Amplifying the efficacy of biologic therapies. We believe the efficacy and safety of many currently marketed biologic therapies could be improved by utilizing ImmTOR with the goal of mitigating the formation of ADAs. We are applying this approach to immunogenic biologics, including pegadricase in the SEL-212 program, IGA proteases in our IgA nephropathy program, and AAV gene therapies. AAV gene therapies can typically only be administered once due to the formation of neutralizing antibodies, and therapeutic benefit can wane over time due to cell turnover. Enabling vector re-dosing has the potential to create durable therapies that allow patients to achieve, maintain, or restore therapeutic benefit.
•Restoring self-tolerance in autoimmune diseases. We believe we have demonstrated the ability of ImmTOR to mitigate deleterious immune responses in humans with the SEL-212 program. We intend to develop antigen-specific immunotherapies with the goal of re-establishing tolerance to self-antigens in autoimmune diseases. Our initial indication under this approach will be in primary biliary cholangitis, or PBC.
Our Current Programs
Amplifying the Efficacy of Biologics: Enzyme therapy – Chronic Refractory Gout
Our most advanced product candidate is SEL-212, which has been licensed to Sobi (except as to Greater China) pursuant to the Sobi License, and is designed to be a monthly treatment for chronic refractory gout, a debilitating rare disease with an unmet medical need. SEL-212 consists of a combination of our ImmTOR platform co-administered with pegadricase. Pegadricase is an investigational recombinant pegylated uricase (urate oxidase), an enzyme not naturally found in humans, and is therefore highly immunogenic. This enzyme is designed to treat patients with symptomatic gout, refractory to standard uric acid lowering treatment, by breaking down the excess uric acid to the more soluble allantoin. In preclinical studies, we observed that ImmTOR, when co-administered with pegadricase, induced antigen-specific immune tolerance to pegadricase and substantially reduced the formation of associated ADAs. Based on our Phase 1/2 clinical data, we believe that SEL-212 has the potential to control serum uric acid, or SUA, levels and mitigate the formation of ADAs in response to the therapeutic enzyme.
In March 2019, we initiated a non-registrational Phase 2 head-to-head clinical trial of SEL-212 (COMPARE), in which SEL-212 was compared against the current FDA-approved therapy for chronic refractory gout, KRYSTEXXA, in multiple clinical sites in the United States. The two-armed, open label trial enrolled 170 patients with 87 patients receiving KRYSTEXXA (as set forth in the prescribing information) and the other 83 patients receiving six monthly doses of SEL-212 (0.15 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase).
On September 30, 2020, we announced the topline results from the COMPARE trial. SEL-212 showed a numerically higher response rate to pegloticase on the primary endpoint during months 3 and 6 combined, but did not meet the primary endpoint of statistical superiority. SEL-212 did demonstrate a statistically significant higher response rate of SEL-212 during the third month of treatment, as well as a statistically significant greater overall reduction in mean SUA levels in SEL-212 versus pegloticase. SEL-212 demonstrated a numerically higher response rate of SEL-212 during the sixth month of treatment. In patients with tophi at baseline, SEL-212 demonstrated substantially higher responder rates for SEL-212 compared to pegloticase on the primary endpoint, and a statistically significant reduction in mean SUA when compared to pegloticase. Approximately 41% of patients in the Phase 2 COMPARE trial had visible tophi at baseline. SEL-212 and pegloticase showed favorable safety results and were well-tolerated: There were no deaths during the study. There were no notable differences in serious Treatment Emergent Adverse Events (TEAEs), treatment-related serious TEAEs, or infusion reactions between the two groups. A full analysis of safety signals, including gout flare incidence and severity, awaits evaluation of the full data set and will be reported together with the full efficacy analysis at a later medical meeting.
We and Sobi commenced the Phase 3 DISSOLVE clinical program of SEL-212 in September 2020. The Phase 3 clinical program consists of two double blinded, placebo-controlled trials of SEL-212 (DISSOLVE I and DISSOLVE II). Each trial is expected to enroll 105 patients, with 35 patients receiving 0.1 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, 35 patients receiving 0.15 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, and 35 patients receiving placebo. Topline data from the Phase 3 DISSOLVE clinical program is expected in the second half of 2022, and, if the program is successful, a Biologics License Application (BLA) filing is expected in the first quarter of 2023. The Phase 3 DISSOLVE clinical program will be funded by Sobi. See “Licenses and Collaborations-Swedish Orphan Biovitrum” for further details surrounding the Sobi License.

Amplifying the Efficacy of Biologics: Enzyme therapy – IgA Nephropathy
Our second indication in our enzyme therapy program is IgA nephropathy, a kidney disease that occurs when an antibody called immunoglobulin A (IgA) accumulates in the kidneys. We plan to file an Investigational New Drug, or IND, application, for this program by the end of 2021. On October 8, 2020, we and IGAN Biosciences, Inc., or IGAN, entered into an Option and License Agreement, or the IGAN Agreement. Pursuant to the IGAN Agreement, IGAN has granted us an exclusive license to research, evaluate, and conduct pre-clinical development activities on IGAN’s proprietary IgA Proteases. Previous studies in animal models conducted at independent laboratories demonstrated that IgA protease removed injurious IgA immune complexes from kidneys and reduced inflammation, fibrosis, and hematuria. These results suggest that it is an excellent candidate to potentially decrease the rate of disease progression and possibly even reverse the disease. The barrier to IgA protease commercialization is the bacterial origin of the protease, which makes it immunogenic. Our ImmTOR platform has shown in clinical studies the ability to mitigate the formation of ADAs to immunogenic enzymes, which has been demonstrated with our Phase 3 lead product candidate, SEL-212. We and IGAN intend to combine IGAN’s IgA protease with our ImmTOR platform to develop a novel combination product candidate for the treatment of IgA nephropathy and IgA-mediated diseases. We will have an option term of 24 months, during which we can elect to obtain an exclusive license to further develop and commercialize the product candidate to treat all IgA-mediated diseases, including IgA nephropathy, Linear IgA bullous dermatitis, IgA pemphigus, and Henoch-Schonlein purpura (also known as IgA vasculitis). See “Licenses and Collaborations-IGAN Biosciences” below for further details surrounding the IGAN Agreement.
Amplifying the Efficacy of Biologics: Gene Therapies
When used in combination with AAV gene therapy vectors, ImmTOR has been observed to inhibit the immune response to the vector (Nature Communications, October 2018). Currently, the ability to re-administer systemic AAV gene therapy is limited by the development of neutralizing antibodies. The ability to safely re-dose AAV may help achieve therapeutic benefit in patients who are under-dosed; it may also help restore transgene expression in patients, particularly growing pediatric patients, who may lose expression over time. In addition, integrating ImmTOR into a gene therapy protocol has the potential to provide a first dose benefit by enhancing liver-directed transgene expression, which has been observed in preclinical models.
Our lead gene therapy program is in collaboration with AskBio in methylmalonic acidemia, or MMA, an inherited disorder in which the body is unable to process certain proteins and fats (lipids) properly. We and AskBio plan to file an IND for this product candidate, MMA-101, in MMA in the first quarter of 2021 under this collaboration, expect to commence a Phase 1 clinical trial in the first half of 2021, and report initial data by the end of 2021. In October 2020, we and AskBio received Rare Pediatric Disease Designation from the FDA for MMA-101 in combination with ImmTOR for the treatment of isolated MMA due to methylmalonyl-CoA mutase (MMUT) gene mutations. See “Licenses and Collaborations-AskBio” for further details surrounding the AskBio collaboration.
Our proprietary gene therapy product candidate, SEL-313, is being developed to treat ornithine transcarbamylase or OTC deficiency and is currently in preclinical development. OTC deficiency is a rare genetic disorder that causes ammonia to accumulate in the blood due to mutations in the OTC gene, which is critical for proper function of the urea cycle. The most severe form of the disorder presents within the first few days of life. Severe symptoms include inability to control body temperature and breathing rate, seizures, coma, developmental delays and intellectual disability. Less severe forms of the disorder are characterized by delirium, erratic behavior, aversion to high protein foods, vomiting and seizures. We have several additional programs in development with our collaborators.
Restoring Self-tolerance in Autoimmune Diseases
Our lead autoimmune diseases indication is expected to be primary biliary cholangitis, or PBC, a t-cell driven autoimmune disease that causes progressive destruction of the bile ducts. Patients with PBC are in need of a highly-targeted, liver-directed approach to treating the root cause of the disorder. We believe PBC has a well-defined target antigen, significant unmet medical need, and is well suited to the application of our ImmTOR immune tolerance platform.
Licenses and Collaborations
Swedish Orphan Biovitrum
In June 2020, we announced that we had entered into the Sobi License, pursuant to which we have agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the our SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. In September 2020, pursuant to the Sobi License, Sobi paid the Company a one-time, up-front payment of $75 million. Sobi has also agreed to make milestone payments totaling up to $630 million to us upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier.

Additionally, Sobi purchased an aggregate of 5,416,390 shares of our common stock at $4.6156 for aggregate gross proceeds of $25 million, which we refer to as the Sobi Private Placement. The closing of the Sobi Private Placement occurred on July 31, 2020.
Under the Sobi License, we will have operational oversight of the Phase 3 DISSOLVE clinical program of SEL-212 (DISSOLVE I and DISSOLVE II) that commenced in September 2020, at Sobi's expense.
IGAN Biosciences
In October 2020, we and IGAN entered into the IGAN Agreement. Pursuant to the IGAN Agreement, IGAN has granted us an exclusive license to research, evaluate, and conduct pre-clinical development activities on IGAN’s proprietary IgA Proteases. We have an option term of 24 months, or the Option Term, during which we can elect to obtain an exclusive license to further develop and commercialize the product to treat all IgA-mediated diseases, including IgA nephropathy, Linear IgA bullous dermatitis, IgA pemphigus, and Henoch-Schonlein purpura (also known as IgA vasculitis).
Upon execution of the IGAN Agreement, we paid IGAN a one-time up-front payment of $500,000 and we will owe additional payments to IGAN upon opting-in to an exclusive license agreement, as well as upon the achievement of certain development and sales milestones.
During the Option Term, we may terminate the IGAN Agreement immediately for any reason upon written notice to IGAN. If we opt-in to an exclusive license agreement, we may terminate the IGAN Agreement upon 120 days’ written notice.
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
AskBio
In August 2019, we entered into a feasibility study and license agreement with AskBio, or the AskBio Collaboration Agreement. The initial product candidate being developed under this collaboration is gene therapy for MMA which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. We previously conducted preclinical studies for this product candidate and will leverage that previous work within the collaboration. We expect to commence a Phase 1 clinical trial in MMA-101 in the first half of 2021, with initial proof of concept data expected by the end of 2021. The initial proof of concept data will potentially validate the use of our ImmTOR platform to mitigate the formation of neutralizing anti-AAV capsid antibodies, which currently precludes redosing. If the proof of concept studies are successful, we will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases.
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
Impact of COVID-19
We are closely monitoring how the spread of the coronavirus is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory.

Disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials and the incurrence of unforeseen costs as a result of preclinical study or clinical trial delays. While the COVID-19 pandemic has not had a material impact on our clinical programs as of the date of this Quarterly Report on Form 10-Q, it could have an impact on our ability to complete the Phase 3 DISSOLVE clinical program of SEL-212, and our ability to commence preclinical and clinical studies of our gene therapy and autoimmune disease programs, and our ability to obtain supply of both active drug substances and finished drug product as well as efficient execution of the overall supply chain for SEL-212 and our other programs. We have been proactively working with our contract research organization, or CRO, clinical sites, and principal investigators to provide patients with more convenient locations to have their SUA measured for the primary endpoint of the study, such as at local laboratories or their homes, as well as alternative sites to receive infusions of study drug. We are also working with our primary and back-up suppliers for SEL-037 (pegadricase) and SEL-110 (ImmTOR) to ensure that we have adequate supply of our materials for both our clinical and preclinical programs. As of the date of this Quarterly Report on Form 10-Q, we believe we will have adequate supply of all material necessary to conduct our Phase 3 DISSOLVE clinical program of SEL-212 in chronic refractory gout and to begin our clinical trial in gene therapy under our collaboration with AskBio.
At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and the impact of related responses. Any impact of COVID-19 on the Company's business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors - The outbreak of the coronavirus, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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
Since inception, we have incurred significant operating losses. We incurred net losses of $53.4 million and $40.5 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $389.2 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:
–continue the research and development of our other product candidates as well as product candidates that we may be developing jointly with collaboration partners;
–seek to enhance our ImmTOR platform and discover and develop additional product candidates;
–seek to enter into collaboration, licensing and other agreements, including, but not limited to research and development, and/or commercialization agreements;
–seek regulatory approvals for any product candidates that successfully complete clinical trials;
–potentially establish a sales, marketing and distribution infrastructure and scales-up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
–maintain, expand and protect our intellectual property portfolio, including through licensing arrangements; and
–add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operations as a public company.
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

We believe that our existing cash, cash equivalents, short term investments, and restricted cash as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
The consolidated financial information presented below includes the accounts of Selecta Biosciences, Inc. and our wholly owned subsidiaries, Selecta (RUS) LLC, a Russian limited liability company, or Selecta (RUS), and Selecta Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.
Grant and collaboration revenue
To date, we have not generated any product sales. Our revenue consists of grant and collaboration revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. In addition, we earn revenue under the terms of government contracts or grants, which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amount of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For a further description of the agreements underlying our collaboration and grant-based revenue, see Notes 2 and 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Research and development
Our research and development expenses consist of external research and development costs, which we track on a program-by-program basis and primarily include CMO related costs, fees paid to CROs and internal research and development costs, which are primarily compensation expenses for our research and development employees, lab supplies, analytical testing, allocated overhead costs and other related expenses. Our internal research and development costs are often devoted to expanding our programs and are not necessarily allocable to a specific target.
We have incurred a total of $280.2 million in research and development expenses from inception through September 30, 2020, with a majority of the expenses being spent on the development of SEL-212 and a prior nicotine vaccine candidate, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses (key projects and initiatives):
SEL-212	$9,059	$4,019	$23,992	$15,334
AskBio collaboration	445	—	2,019	—
SELA-070	—	—	—	46
Discovery and preclinical stage product candidate programs, collectively	204	211	684	511
Other internal research and development expenses	4,252	3,874	12,719	11,700
Total research and development expenses	$13,960	$8,104	$39,414	$27,591
On June 11, 2020, the Company and Sobi entered into a license and development agreement (the “Sobi License”). Pursuant to the Sobi License, clinical trial costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, will be reimbursed by Sobi. The reimbursable costs exclude any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212.
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
Other income (expense)
Other income (expense) was de minimis during each of the three and nine months ended September 30, 2020, and 2019.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of September 30, 2020 and December 31, 2019, we maintained cash of $0.3 million and $0.4 million, respectively, in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue
The following is a comparison of revenue for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2020	2019	(decrease)
Collaboration revenue	$4,646	$—	$4,646	—%
During the three months ended September 30, 2020, we recognized $4.3 million under the license agreement with Sobi resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program and $0.3 million for shipments under the collaboration agreement with Sarepta. During the three months ended September 30, 2019, Selecta did not recognize revenue.
Research and development
The following is a comparison of research and development expenses for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2020	2019	(decrease)
Research and development	$13,960	$8,104	$5,856	72%
During the three months ended September 30, 2020, our research and development expenses increased by $5.9 million, or 72%, as compared to 2019. The increase in cost was primarily the result of the initiation of the Phase 3 DISSOLVE clinical program.

These costs are subject to the cost reimbursement arrangement under the license agreement with Sobi. The increase in expense was also the result of the completion of its Phase 2 COMPARE trial for SEL-212, and for the AskBio Collaboration.
General and administrative
The following is a comparison of general and administrative expenses for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2020	2019	(decrease)
General and administrative	$4,420	$3,690	$730	20%
During the three months ended September 30, 2020, our general and administrative expenses increased by $0.7 million, or 20%, as compared to 2019. The increase in costs was the result of expenses incurred for facilities, legal and professional fees offset by decreased travel expense.
Investment income
Investment income was less than $0.1 million and $0.2 million, respectively during the three months ended September 30, 2020 as compared to 2019. The decrease reflects reduced interest rates.
Loss on extinguishment of debt
For the three months ended September 30, 2020, we recognized a $0.5 million loss on extinguishment of the 2017 Term Loan. (see Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Foreign currency transaction gain (loss)
We recognized minimal foreign currency fluctuations during each of the three months ended September 30, 2020 and 2019, respectively.
Interest expense
Interest expense was $0.4 million for each of the three months ended September 30, 2020 and 2019, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the three months ended September 30, 2020, we recognized a $4.8 million gain for the decrease in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology. The decrease in value was primarily driven by a decrease in the share price and a slight decrease in the discount rate this quarter (see Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Other income (expense)
Other (expense) income was de minimis for each of the three months ended September 30, 2020 and 2019.
Net Loss
Net loss for the three months ended September 30, 2020 was $9.7 million compared to $12.0 million for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue
The following is a comparison of revenue for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2020	2019	(decrease)
Collaboration revenue	$4,646	$23	$4,623	201%
During the nine months ended September 30, 2020, we recognized $4.3 million under the license agreement with Sobi resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program and $0.3 million for shipments under the collaboration agreement with Sarepta. During the nine months ended September 30, 2019, we recognized less than $0.1 million of revenue for two shipments under the collaboration agreement with Spark.

Research and development
The following is a comparison of research and development expenses for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2020	2019	(decrease)
Research and development	$39,414	$27,591	$11,823	43%
During the nine months ended September 30, 2020, our research and development expenses increased by $11.8 million, or 43%, as compared to 2019. The increase in cost was primarily the result of expenses incurred for the initiation of the Phase 3 DISSOLVE clinical program for SEL-212, the Phase 2 COMPARE trial and for the AskBio Collaboration.
General and administrative
The following is a comparison of general and administrative expenses for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2020	2019	(decrease)
General and administrative	$14,155	$12,317	$1,838	15%
During the nine months ended September 30, 2020, our general and administrative expenses increased by $1.8 million, or 15%, as compared to 2019. The increase in costs was the result of expenses for legal and professional fees offset by consulting fees and travel expenses.
Investment income
Investment income was $0.3 million and $0.7 million, respectively during the nine months ended September 30, 2020 as compared to 2019. The decrease reflects reduced interest rates.
Loss on extinguishment of debt
For the nine months ended September 30, 2020, we recognized a $0.5 million loss on extinguishment of the 2017 Term Loan. (see Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Foreign currency transaction gain (loss)
We recognized minimal foreign currency gains of less than $0.1 million and minimal losses of less than $0.1 million during each of the nine months ended September 30, 2020 and 2019, respectively.
Interest expense
Interest expense was $0.8 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the nine months ended September 30, 2020, we recognized an $3.6 million charge for the increase in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology. The increase in value was primarily driven by an increase in the share price and volatility, offset by a decreased discount rate this quarter (see Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Other income (expense)
Other (expense) income was de minimis for each of the nine months ended September 30, 2020 and 2019.
Net Loss
Net loss for the nine months ended September 30, 2020 was $53.4 million compared to $40.5 million for the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have incurred recurring net losses. We expect that we will continue to incur losses and that such losses will increase for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, third-party funding and other collaborations and strategic alliances.
From our inception through September 30, 2020, we have raised an aggregate of $536.5 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $36.7 million from borrowings under our credit facility, $153.3 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering, $149.3 million in combined net proceeds from private placements and follow-on offerings of our common stock, and $3.1 million in aggregate net proceeds from "at-the-market" offerings of our common stock.
Collaborations
On October 8, 2020, we entered into an Option and License Agreement with IGAN Biosciences, and paid IGAN a $0.5 million one-time up-front payment.
On June 13, 2020, we entered into the Sarepta Agreement. We received a $2.0 million upfront payment.
On June 11, 2020, we entered into the Sobi License. Upon closing of the Sobi Private Placement, Selecta received $25 million for Sobi’s purchase of our common stock at $4.6156 per share and $75 million under the Sobi License. We are eligible to receive $630 million in milestone payments upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Additionally, Sobi has agreed to fund the Phase 3 clinical program of SEL-212, which commenced in September 2020, which is expected to substantially reduce Selecta’s annual operating expenses.
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
Financings
In August 2017, we entered into a sales agreement, or the 2017 Sales Agreement, with Jefferies LLC, as sales agent, to sell shares of our common stock with an aggregate value of up to $50 million in an "at-the-market" offering. In August 2020, concurrent with the filing of an updated shelf registration statement, we entered into a new sales agreement, or the 2020 Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an "at-the-market" offering. The 2017 Sales Agreement terminated pursuant to its terms in August 2020.
Sales of common stock, if any, pursuant to the 2020 Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. We intend to use the proceeds from the offering for working capital and other general corporate purposes. We may suspend or terminate the 2020 Sales Agreement at any time.
From August 11, 2017, the date we entered into the 2017 Sales Agreement, to December 31, 2019, we sold 615,453 shares of our common stock pursuant to the 2017 Sales Agreement at an average price of approximately $1.84 per share for aggregate net proceeds of $1.0 million, after deducting commissions and other transaction costs. During the nine months ended September 30, 2020, we sold 1,069,486 shares of our common stock pursuant to the 2017 Sales Agreement and 2020 Sales Agreement, as applicable, at an average price of approximately $2.16 per share for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
As of September 30, 2020, our cash, cash equivalents, and restricted cash were $147.6 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
In addition to our existing cash equivalents, we receive research and development funding pursuant to our collaboration agreements. Currently, funding from payments under our collaboration agreements represent our only source of committed external funds.
Indebtedness
On August 31, 2020, we entered into a term loan of up to $35.0 million, consisting of term loans in an aggregate amount of $25.0 million, or the Term A Loan, and term loans in an aggregate amount of $10.0 million, or the Term B Loan, governed by a loan and security agreement between the Company and Oxford Finance LLC, or Oxford, as collateral agent and a lender, and Silicon Valley Bank, or SVB, as a lender. The Term A Loan was funded in full on August 31, 2020, the proceeds of which were used to repay our previously existing 2017 Term Loan and for general corporate and working capital purposes. The Term B

Loan will be available, subject to the collateral agent’s discretion and customary terms and conditions, during the period commencing on the date we have delivered to Oxford and SVB evidence: (i) we or one of the our collaboration partners has enrolled its first randomized patient for a Phase 1 clinical trial evaluating the treatment of MMA, and (ii) we have enrolled the first patient in each of two Phase 3 pivotal trials evaluating SEL-212, or the Second Draw Period Milestone, and ending on the earliest of (i) the date which is thirty (30) days following the date the Second Draw Period Milestone is achieved, (ii) September 30, 2021 (iii) and the occurrence of an event of default, other than an event of default that has been waived in writing by Oxford and SVB in their sole discretion.
The 2020 Term Loan is secured by a lien on substantially all of our assets, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. We also granted Oxford a negative pledge with respect to our intellectual property.
The 2020 Term Loan contains customary covenants and representations, including but not limited to financial reporting obligations and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. The 2020 Term Loan also contains other customary provisions, such as expense reimbursement, non-disclosure obligations as well as indemnification rights.
The events of default under the 2020 Term Loan include, but are not limited to, our failure to make any payments of principal or interest under the 2020 Term Loan or other transaction documents, our breach or default in the performance of any covenant under the 2020 Term Loan or other transaction documents, the occurrence of a material adverse effect, making a false or misleading representation or warranty in any material respect under the 2020 Term Loan, our insolvency or bankruptcy, any attachment or judgment on our assets of at least approximately $0.5 million, or the occurrence of any default under any of our agreements or obligations involving indebtedness in excess of approximately $0.5 million. If an event of default occurs, Oxford and SVB are entitled to take enforcement action, including acceleration of amounts due under the 2020 Term Loan. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
For a further description of the 2020 Term Loan, see Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $389.2 million and $335.8 million, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, and restricted cash as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:

–the number of product candidates that we pursue;
–our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;
–the cost of manufacturing clinical supplies of our product candidates;
–our headcount growth and associated costs;
–the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
–the costs, timing and outcome of regulatory review of our product candidates;
–the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
–the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
–the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
–the effect of competing technological and market developments; and
–the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.
As noted above, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q as this continues to evolve globally. See “Impact of the COVID-19” above and “Risk Factors - The outbreak of the coronavirus, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Summary of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash provided by (used in):
Operating activities	$42,131	$(38,559)
Investing activities	(575)	238
Financing activities	14,621	36,507
Effect of exchange rate changes on cash	(88)	24
Net change in cash, cash equivalents, and restricted cash	$56,089	$(1,790)
Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2020 was $42.1 million compared to $38.6 million used in the same period in 2019. The increase in net cash provided by operating activities was primarily due to the collection of $99.5 million in deferred revenue, a $7.4 million change in accrued expenses and other liabilities, offset by $10.1 million changes in prepaid expenses, deposits and other assets and accounts payable and a $7.6 million change in accounts receivable when compared to the prior year and a $9.4 million increase in recorded net loss after adjusting for a non-cash charge of $3.6 million for the warrant liability.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2020 was $0.6 million compared to net cash provided by investing activities of $0.2 million in the same period in 2019. The net cash used in investing activities in 2020 was to purchase property and equipment. During the nine months ended September 30, 2019, the net cash provided by investing was the result of purchases of short-term investments of $18.2 million, offset by $16.4 million of maturities and $2.0 million of sales of short-term investments.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $14.6 million compared to net cash provided by financing activities of $36.5 million in the same period in 2019. The net cash provided by financing activities in 2020 was the result of $10.3 million from the Sobi Private Placement, $24.8 million from the Term A Loan, and $2.1 million net proceeds from "at-the-market" offerings, offset by $4.4 million of issuance costs paid for December 2019 financing and

$19.3 million principal payment on outstanding debt. The net cash provided by financing activities in 2019 was the result of $30.9 million net proceeds from the issuance of common stock under the January 2019 Public Offering, and $5.7 million net proceeds from a private placement offering in August 2019, offset by $0.7 million principal payment on outstanding debt.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

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
Clinical Trial Costs
Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these costs to third parties. Third party clinical trial expenses include patient costs, clinical research organization costs and costs for data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued clinical trial cost. These third party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. We also record accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical clinical accrual estimates made by the Company have not been materially different from the actual costs.
On June 11, 2020, the Company and Sobi entered into a license and development agreement (the “Sobi License”). Pursuant to the Sobi License, clinical trial costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, will be reimbursed by Sobi. The reimbursable costs exclude any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Sobi, AskBio, and Sarepta (see Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
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
Warrant Liabilities
In December 2019, we issued common warrants in connection with a securities purchase agreement between the Company and a group of institutional investors and certain members of our board of directors. Pursuant to the terms of these common warrants, we could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. We recorded the fair value of the common warrants of $40.7 million upon issuance using the Black-Scholes valuation model, and are required to revalue the common warrants at each reporting date with any changes in fair value recorded on our statement of operations. Inputs used to determine estimated fair value of the common warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. As of September 30, 2020, the fair value of the common warrants of $25.4 million was recorded as a long-term liability on our balance sheet, which resulted in a charge in fair value of $3.6 million for the nine months ended September 30, 2020.
Stock-Based Compensation
We account for all stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation is measured at the grant date fair value using the Black-Scholes option pricing model and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of estimated forfeitures. We reduce recorded stock-based compensation for estimated forfeitures. To the extent that actual forfeitures differ from management’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were adjusted. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents, restricted cash and investments of $147.6 million and $91.6 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.

In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. As of September 30, 2020, we held cash and cash equivalents totaling $0.3 million in Russian banks to support our Russian subsidiary, all of which were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings
On August 3, 2020, a putative stockholder of the Company filed a shareholder derivative action purportedly on behalf of the Company and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they approved the private placement transaction, announced on December 18, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction, because they had material non-public information which allegedly caused the stock price to increase when it was made public one day after the private placement was announced. On September 25, 2020, the defendants filed a motion to dismiss.
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
RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL
We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses in every year. Our net loss was $53.4 million for the nine months ended September 30, 2020, and $55.4 million and $65.3 million for each of the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020, we had an accumulated deficit of $389.2 million. To date, we have financed our operations primarily through the public offering and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our ImmTOR platform, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of most of our product candidates, and we have not completed development of any ImmTOR-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
–continue the research and development of our product candidates;
–seek to enhance our ImmTOR platform and discover and develop additional product candidates;
–seek to maintain and enter into collaboration, licensing and other agreements, including, but not limited to research and development, and/or commercialization agreements;
–seek regulatory approvals for any product candidates that successfully complete clinical trials;
–potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
–maintain, expand and protect our intellectual property portfolio, including through licensing arrangements;
–add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operations as a public company; and
–experience any delays or encounter any issues with any of the above, including, but not limited to, failed studies, complex results, safety issues or other regulatory, manufacturing or scale-up challenges.
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
We believe that our existing cash, cash equivalents and restricted cash as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
–the scope, progress, results and costs of our clinical trials;
–the number of product candidates that we pursue;
–our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;
–the cost of manufacturing clinical supplies of our product candidates;
–our headcount growth and associated costs;
–the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
–the costs, timing and outcome of regulatory review of our product candidates;
–the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
–the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
–the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
–the effect of competing technological and market developments; and
–the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
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
We commenced active operations in 2007, and our operations to date have been limited to developing and researching our ImmTOR platform and related products and programs, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. Other than SEL-212, which we have agreed to license to Sobi (except as to Greater China), our product candidates are still in preclinical development. While we have completed our early development clinical trials and a Phase 2 clinical trial for SEL-212, we have not completed a clinical trial for any other product candidate, nor have we demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
On August 31, 2020, we entered into a term loan of up to $35.0 million, consisting of term loans in an aggregate amount of $25.0 million, or the Term A Loan, and term loans in an aggregate amount of $10.0 million, or the Term B Loan, governed by a loan and security agreement between the Company and Oxford Finance LLC, or Oxford, as collateral agent and a lender, and Silicon Valley Bank, or SVB, as a lender. The Term A Loan was funded in full on August 31, 2020, the proceeds of which were used to repay our previously existing 2017 Term Loan and for general corporate and working capital purposes. The Term B Loan will be available, subject to the collateral agent’s discretion and customary terms and conditions, during the period commencing on the date we have delivered to Oxford and SVB evidence: (i) we or one of the our collaboration partners has enrolled its first randomized patient for a Phase 1 clinical trial evaluating the treatment of MMA, and (ii) we have enrolled the first patient in each of two Phase 3 pivotal trials evaluating SEL-212, or the Second Draw Period Milestone, and ending on the earliest of (i) the date which is thirty (30) days following the date the Second Draw Period Milestone is achieved, (ii) September 30, 2021 (iii) and the occurrence of an event of default, other than an event of default that has been waived in writing by Oxford and SVB in their sole discretion.
The 2020 Term Loan is secured by a lien on substantially all of our assets, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. We also granted Oxford a negative pledge with respect to our intellectual property.
The 2020 Term Loan contains customary covenants and representations, including but not limited to financial reporting obligations and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. The 2020 Term Loan also contains other customary provisions, such as expense reimbursement, non-disclosure obligations as well as indemnification rights.
The events of default under the 2020 Term Loan include, but are not limited to, our failure to make any payments of principal or interest under the 2020 Term Loan or other transaction documents, our breach or default in the performance of any covenant under the 2020 Term Loan or other transaction documents, the occurrence of a material adverse effect, making a false or misleading representation or warranty in any material respect under the 2020 Term Loan, our insolvency or bankruptcy, any attachment or judgment on our assets of at least approximately $0.5 million, or the occurrence of any default under any of our agreements or obligations involving indebtedness in excess of approximately $0.5 million. If an event of default occurs, Oxford and SVB are entitled to take enforcement action, including acceleration of amounts due under the 2020 Term Loan. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

For a further description of the 2020 Term Loan, see Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
We have net operating loss carryforwards, or NOLs, for federal and state income tax purposes that may be available to offset our future taxable income, if any. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. If the U.S. Internal Revenue Service, or IRS, challenges our analysis that existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in connection with or after a public offering, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. As a result, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability. The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us. Under the TCJA, although the treatment of NOLs arising on or before December 31, 2017 has generally not changed, NOLs arising on or after January 1, 2018 will generally only be able to offset 80% of taxable income. Subsequently, in March 2020, the CARES Act removed the 80% limitation rule for 2018 through 2020, and on or after January 1, 2021, 80% is reinstated. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.
RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES
Our product candidates are based on our ImmTOR platform, which is an unproven approach designed to induce antigen-specific immune tolerance to biologic drugs. We are very early in most of our clinical development efforts and may not be successful in our efforts to use our ImmTOR platform to build a pipeline of product candidates and develop marketable drugs.
All of our product candidates are derived from our ImmTOR platform, which is an unproven approach to induce antigen-specific immune tolerance and to mitigate the immunogenicity of biologic therapies currently being implemented to treat patients. We are primarily developing our ImmTOR platform to improve and enable activity in biologics that are designed to treat rare and serious diseases.
We are developing two gene therapy product candidates for rare inborn errors of metabolism. Our lead gene therapy program is a potential gene therapy treatment for methylmalonic acidemia, or MMA. In August 2019, we entered into a feasibility study and license agreement with AskBio, or the AskBio Collaboration Agreement, pursuant to which we and AskBio agreed to conduct proof of concept studies to potentially validate the use of our ImmTOR platform in conjunction with an adeno-associated virus, or AAV, gene therapy for the treatment of MMA, to mitigate the formation of neutralizing anti-AAV capsid antibodies. If the proof of concept studies are successful, we will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. Our proprietary gene therapy product candidate, SEL-313, is being developed to treat OTC deficiency and is currently in preclinical development. We have several additional programs in development with our collaborators. In September 2018, we announced a collaboration with the European consortium, CureCN, for an ImmTOR+AAV gene therapy combination product candidate in Crigler-Najjar syndrome.
We are at an early stage of development of most of our product candidates and our technology has not yet led to, and may never lead to, approvable or marketable drugs. We may have problems identifying new product candidates and applying our technologies to these other areas. Even if we are successful in identifying new product candidates, they may not be suitable for clinical development, including as a result of harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
–design, initiation and completion of preclinical studies and clinical trials with positive results;

–reliance on third parties (including but not limited to collaborators, licensees, clinical research organizations and contract manufacturing organizations);
–receipt of marketing approvals from applicable regulatory authorities;
–obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
–making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities, or establishing such capabilities ourselves;
–launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
–our existing collaboration agreements remaining in effect and our ability to enter into new collaborations throughout the development process as appropriate, from preclinical studies through to commercialization;
–acceptance of our products, if and when approved, by patients and the medical community;
–effectively competing with other therapies;
–obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved;
–protecting our rights in our intellectual property portfolio;
–operating without infringing or violating the valid and enforceable patents or other intellectual property of third parties;
–maintaining an acceptable safety profile of our products following approval; and
–maintaining and growing an organization of scientists and business people who can develop and commercialize our product candidates and technology.
If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not be able to obtain future revenues, which would result in significant harm to our financial position and adversely affect our stock price.
As a result, we cannot be certain that our approach will lead to the development or approval of marketable products. In addition:
–due to the unproven nature of our ImmTOR therapeutics, there may be different efficacy and safety rates in various indications;
–the FDA or other regulatory agencies may lack experience in evaluating the efficacy and safety of products based on ImmTOR which could result in a longer-than-expected regulatory review process, increase our expected development costs or delay or prevent commercialization of our product candidates.
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
Our product candidate, SEL-212, which has been licensed to Sobi (except as to Greater China), was evaluated in a Phase 2 clinical program that was initiated in October 2016 and the final patient's last visit occurred in January 2019. In March 2019, we initiated COMPARE, a Phase 2 clinical trial designed to directly compare the safety, efficacy and tolerability of SEL-212 to the currently FDA-approved uricase therapy, KRYSTEXXA, for the treatment of patients with chronic refractory gout, and completed our targeted enrollment of the COMPARE trial in December 2019. Under the Sobi License, we will have operational oversight of the Phase 3 DISSOLVE clinical program of SEL-212 (DISSOLVE I and DISSOLVE II) that commenced in September 2020, at Sobi's expense. For a further description of the Sobi License, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Licenses and Collaborations-Swedish Orphan Biovitrum.”
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval for, or commercialize, our product candidates, including:
–clinical trials of our product candidates may produce unfavorable, incomplete or inconclusive results;
–regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
–we may experience delays in reaching, or fail to reach, agreement on acceptable terms with contract research organizations, or CROs, or clinical trial sites;
–we may be unable to recruit suitable patients to participate in a clinical trial, the number of patients required for clinical trials of our product candidates may be larger than we expect, enrollment in these clinical trials may be slower than we expect or participants may drop out of these clinical trials at a higher rate than we expect;
–the number of clinical trial sites required for clinical trials of our product candidates may be larger than we expect;
–our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
–we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
–investigators, regulators, data safety monitoring boards or institutional review boards may require that we or our investigators suspend or terminate clinical research, or we may decide to do so ourselves;
–investigators may deviate from the trial protocol, fail to conduct the trial in accordance with regulatory requirements or misreport study data;
–the cost of clinical trials of our product candidates may be greater than we expect or we may have insufficient resources to pursue or complete certain aspects of our clinical trial programs or to do so within the timeframe we planned;
–the supply or quality of raw materials or manufactured product candidates (whether provided by us or third parties) or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or in a timely manner, or we may experience interruptions in supply;
–regulators may revise the requirements for approving our product candidates, or such requirements may not be as we expect;
–the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design or our interpretation of data from preclinical studies and clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design of our clinical trials; and
–regarding trials managed by our existing or any future collaborators, our collaborators may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but potentially suboptimal for us.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, or if we are forced to delay or abandon certain clinical trials or other testing in order to conserve capital resources, we may:
–be delayed in obtaining marketing approval for our product candidates, if at all;
–lose the support of collaborators, requiring us to bear more of the burden of research and development;
–not obtain marketing approval at all;
–obtain marketing approval in some countries and not in others;
–obtain approval for indications or patient populations that are not as broad as intended or desired;

–obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
–be subject to additional post-marketing testing requirements; or
–have a product removed from the market after obtaining marketing approval.
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
For example, SEL-212, which has been licensed to Sobi (except as to Greater China), is being developed for the treatment of chronic refractory gout, which affects approximately 160,000 patients in the United States. Accordingly, there is a limited number of patients who could enroll in our clinical studies for SEL-212.
In addition to the size of the patient population, patient enrollment is also affected by other factors including:
–the severity of the disease under investigation;
–the patient eligibility criteria for the study in question;
–the perceived risks and benefits of the product candidate under study;
–the availability of other treatments for the disease under investigation;
–the existence of competing clinical trials;
–our efforts to facilitate timely enrollment in clinical trials;
–investigators engagement with, or enthusiasm about, the trial;
–our payments for participating in clinical trials;
–the patient referral practices of physicians;
–the design of the trial;
–the ability to monitor patients adequately during and after treatment; and
–the proximity and availability of clinical trial sites for prospective patients.
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
The outbreak of the coronavirus disease, COVID-19, may continue to adversely impact our business, including our preclinical studies and clinical trials.
In December 2019, a strain of coronavirus, which causes COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020. On May 18, 2020, the governor issued an order outlining the phased reopening of workplaces and imposing workplace safety measures to address COVID-19. Because of the nature of our operations, we have been considered to be an essential business so, to date, our operations have only been partially affected by the orders. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office with our administrative employees continuing their work outside of our office and limited the number of staff in any given research and development laboratory. If the COVID-19 coronavirus continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
–delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
–delays or difficulties in enrolling patients in our clinical trials;
–delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
–delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, such as ImmTOR including interruption in global shipping that may affect the transport of clinical trial materials;
–changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
–diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals and clinics serving as our clinical trial sites and hospital and clinic staff supporting the conduct of our clinical trials;
–interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, or the closing of clinical trial sites due to the virus, the occurrence of which could affect the integrity of clinical trial data;
–risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, or will withdraw from the clinical trial due to concerns over COVID-19, which could impact the results of the clinical trial, including by increasing the number of observed adverse events, or reducing the statistical power of the clinical trials;
–interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facility;
–delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
–limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
–refusal of the FDA to accept data from clinical trials in affected geographies;
–changes to the clinical endpoints, statistical analysis plan, or enrollment plans for ongoing clinical trials due to limitations in patients, resources, or sites due to COVID-19;
–interruption or delays to our sourced discovery and clinical activities; and

–impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans.
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
In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:
–foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;
–increased costs and heightened supply constraints associated with the acquisition of standard of care drugs and/or combination or comparator agents for which we may bear responsibility in certain jurisdictions;
–administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
–foreign exchange fluctuations;
–more burdensome manufacturing, customs, shipment and storage requirements;
–cultural differences in medical practice and clinical research;
–lack of consistency in standard of care from country to country;
–diminished protection of intellectual property in some countries; and
–changes in country or regional regulatory requirements.
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
The FDA or any foreign regulatory bodies can delay, limit or deny approval of our drug or device product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for, including the following:

–the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
–we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
–the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
–serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
–we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
–the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
–the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical studies;
–the FDA’s or the applicable foreign regulatory agency may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
–the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
–the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
The drug-related side effects could also affect patient enrollment in our clinical trials or the ability of any enrolled patients to complete such trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:
–regulatory authorities may withdraw approvals of such product;
–regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
–regulatory authorities may impose additional restrictions on the marketing of, or the manufacturing processes for, the particular product;
–we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
–we could be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties;
–our reputation may suffer; and
–we could be required to develop a risk evaluation and mitigation strategy (REMS) plan to prevent, monitor and/or manage a specific serious risk by informing, educating and/or reinforcing actions to reduce the frequency and/or severity of the event.

Any of these events could prevent us from achieving or maintaining market acceptance of a particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.
In addition, if our product candidates are associated with undesirable side effects in certain patient populations, such as pediatric patients or the elderly, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would harm our business.
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
We obtain the biologic pegadricase, a component of SEL-212, primarily from 3SBio in China. Under our license agreement with 3SBio, we have limited rights to manufacture pegadricase and, while we have entered into a contract with a back-up supplier located outside of China, we expect to continue to rely on 3SBio as the primary supplier of pegadricase for the foreseeable future.
Any disruption in production or inability of 3SBio in China to produce adequate quantities of pegadricase to meet our needs, whether as a result of a natural disaster, public health emergency, such as the COVID-19 pandemic, failure to comply with regulatory requirements or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our future product candidates. Furthermore, since 3SBio is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports were followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Pegadricase is subject to, and any other components we purchase from China may be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs.
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
Any of these matters could materially and adversely affect our business and results of operations. Any issues related to the manufacturing lots or similar action regarding pegadricase used in preclinical studies or clinical trials could delay the studies or trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply or maintain compliance with regulatory requirements by 3SBio could significantly delay our clinical development of potential products and reduce third-party or clinical researcher interest and support of our proposed trials. These interruptions or failures could also impede commercialization of our future product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.
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
We may be unable to establish any agreements with third-party manufacturers on acceptable terms or at all. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including the:
–inability, failure or unwillingness of third-party manufacturers to comply with regulatory requirements, maintain quality assurance, meet our needs, specifications or schedules or continue to supply products to us;
–reduced control we have over product development, including with respect to our lead product candidate, due to our reliance on such third-party manufacturers,
–breach of manufacturing agreements by the third-party manufacturers;
–misappropriation or disclosure of our proprietary information, including our trade secrets and know-how;
–relationships that the third-party manufacturer may have with others, some of which may be our competitors, and, if it does not successfully carry out its contractual duties, does not meet expectations, experiences work stoppages, or needs to be replaced, we may need to enter into alternative arrangements, which may not be available, desirable or cost-effective; and
–termination or nonrenewal of agreements by third-party manufacturers at times that are costly or inconvenient for us.
The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing application to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as current good manufacturing practices, or cGMPs, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or suppliers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, there are a limited number of manufacturers that operate under cGMP regulations that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.
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
We have entered into collaborations with other parties, including pharmaceutical companies and universities, to develop products based on our ImmTOR platform, and such collaborations and licensing arrangements currently represent a significant portion of our product pipeline and are expected to represent a larger portion of our pipeline in the future. Certain of our collaborations have provided us with important funding for some of our development programs and we expect to receive additional funding under collaborations in the future although not all of our collaborations may result in funding to the Company, and certain collaborations, licenses and agreements may result in increased expenditures by the Company. Our existing collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

–collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
–collaborators may not perform their obligations as expected;
–collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
–collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
–collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
–a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
–disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
–collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
–collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
–collaborations may be terminated for the convenience of the collaborator or for our failure to comply with our obligations under existing or future collaborations and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;
–collaborators may learn about our technology and use this knowledge to compete with us in the future;
–there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others; and
–the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.
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
Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination or otherwise changes its business priorities, the collaborator might de-emphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of our business in the business and financial communities, and our stock price, could be adversely affected. In addition, we have a limited number of collaborations and if our relationship with any one or more of such collaborators were to cease, our business would be harmed as a result.
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
We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials, including our ongoing Phase 3 DISSOLVE clinical program for SEL-212 (consisting of the DISSOLVE I and DISSOLVE II trials), which we have agreed to continue to run on behalf of Sobi and for our other product candidates. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials.
Our reliance on these third parties for research and development activities will reduce our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP regulations, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or third-party contractors fail to comply with applicable GCPs, the data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
We have a pilot manufacturing facility at our Watertown, Massachusetts location where we conduct process development, scale-up activities and the manufacture of ImmTOR product candidates for preclinical use. We rely on our scaled equipment installed at our CMOs for the manufacture of the clinical supply of all of our product candidates. If our facility, or our CMOs’ facilities, were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead-time to replace our manufacturing capabilities. In such event, we would be forced to identify and rely entirely on alternative third-party contract manufacturers for an indefinite period of time. Any disruptions or delays at our facility or its failure to meet regulatory compliance would impair our ability to develop and commercialize our product candidates, which would adversely affect our business and results of operations.
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
We may choose to establish a manufacturing facility for our product candidates for production at a commercial scale. However, we have no experience in commercial-scale manufacturing of our product candidates and this activity will require substantial additional funds and additional qualified employees. We may not be able to develop commercial-scale manufacturing facilities that are adequate to produce materials for additional later-stage clinical trials or commercial use.

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
RISKS RELATED TO COMMERCIALIZATION OF OUR PRODUCT CANDIDATES AND OTHER LEGAL COMPLIANCE MATTERS
Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. For example, while results from our Phase 2 head-to-head (COMPARE) trial vs. pegloticase showed numerical superiority for SEL-212 when measuring our primary endpoint, and statistical superiority for SEL-212 when measuring other secondary endpoints, even if SEL-212 receives marketing approval, the drug may fail to gain market acceptance from physicians, patients, third-party payors and others in the medical community who may continue to favor pegloticase. The degree of market acceptance of our product candidates, if any, will depend on a number of factors, including:
–their efficacy, safety and other potential advantages compared to alternative treatments;
–the clinical indications for which our product candidates are approved;
–our ability to offer them for sale at competitive prices;
–their convenience and ease of administration compared to alternative treatments;
–the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
–the strength of marketing and distribution support;
–the availability of third-party coverage and adequate reimbursement for our product candidates;
–the prevalence and severity of their side effects and their overall safety profiles;
–any restrictions on the use of our product candidates together with other medications;
–interactions of our product candidates with other medicines patients are taking;
–our ability to create awareness with patients and physicians about the harmful effects of uric acid deposits;
–the timing of market introduction of any approved product candidates as well as competitive products and other therapies;
–inability of certain types of patients, particularly with respect to certain rare diseases or conditions, to take our product candidates;
–their ability to remain attractive in the event of changing treatment guidelines;
–adverse publicity about the product or favorable publicity about competitive products; and
–potential product liability claims.
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
In the future, we expect to build a focused sales and marketing infrastructure to market or co-promote our product candidates in the United States and potentially elsewhere, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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
Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations or third-party coverage or reimbursement policies, any of which would have a material adverse effect on our business.

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval, especially novel products like our gene therapy product candidates, and may be particularly difficult because of the higher prices associated with gene therapy product candidates. Our ability to commercialize any product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.
Obtaining and maintaining adequate reimbursement for our products may be difficult. We cannot be certain if and when we will obtain an adequate level of reimbursement for our products by third-party payors. Even if we do obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, products. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for products. We may also be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Some third-party payors may require pre-approval of coverage for new and innovative therapies, such as our product candidates, before they will provide reimbursement. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
There may be significant delays in obtaining reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control, including possible price reductions, even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. There can be no assurance that our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically necessary for a specific indication or cost-effective, or that coverage or an adequate level of reimbursement will be available.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
–regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;

–decreased demand for any product candidates or products that we may develop;
–injury to our reputation and significant negative media attention;
–loss of clinical trial participants or increased difficulty in enrolling future participants;
–significant costs to defend the related litigation or to reach a settlement;
–substantial payments to trial participants or patients;
–loss of revenue;
–reduced resources of our management to pursue our business strategy; and
–the inability to commercialize any products that we may develop.
–distraction of management’s attention from our primary business;
–substantial monetary awards to patients or other claimants;
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
Our relationships with healthcare providers, customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Arrangements with physicians, others who may be in a position to generate business for us, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
–the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
–the federal False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent. Private individuals (e.g., whistleblowers) can bring these actions on behalf of the government; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
–the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
–HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
–the federal Physician Payments Sunshine Act, which requires applicable manufacturers of certain products for which payment is available under a federal healthcare program to report annually to the government information related to certain payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members;
–analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers; and requirements to comply with federal and pharmaceutical industry compliance guidelines;
–state data privacy and price transparency laws, many of which differ from each other in significant ways and often are broader than and not preempted by HIPAA or the Sunshine Act, thus complicating compliance efforts; by way of example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context; and
–similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation, or GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union (including health data); in addition, the United Kingdom leaving the E.U. could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the E.U. will be regulated, especially following the United Kingdom's departure from the E.U. on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the E.U.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.
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
Among the provisions of the ACA of importance to our potential product candidates are the following:
–an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;
–an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
–a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
–extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
–expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
–a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
–a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any of our product candidates, if approved, could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unexpected problems with our products.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to the continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We and our contract manufacturers will also be subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our products outside of their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDA’s restrictions relating to the promotion of prescription products may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
In addition, if a regulatory agency or we later discover previously unknown problems with our products, such as adverse events of unexpected severity or frequency or problems with manufacturers or manufacturing processes, the regulatory agency may impose restrictions on the products or us, including requiring withdrawal of the product from the market. Any failure to comply with applicable regulatory requirements may yield various results, including:
–litigation involving patients taking our products;
–restrictions on such products, manufacturers or manufacturing processes;
–restrictions on the labeling or marketing of a product;
–restrictions on product distribution or use;
–requirements to conduct post-marketing studies or clinical trials;
–warning letters;
–withdrawal of products from the market;
–suspension or termination of ongoing clinical trials;
–refusal to approve pending applications or supplements to approved applications that we submit;
–recall of products;
–fines, restitution or disgorgement of profits or revenues;
–suspension or withdrawal of marketing approvals;
–damage to relationships with existing and potential collaborators;
–unfavorable press coverage and damage to our reputation;
–refusal to permit the import or export of our products;
–product seizure or detention;
–injunctions; or
–imposition of civil or criminal penalties.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rule making, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can have a material adverse effect on our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations administered by the U.S. Commerce Department’s Bureau of Industry and Security, U.S. Customs regulations, various economic and trade sanctions regulations including those administered or enforced by relevant government authorities, such as by the U.S. Treasury Department’s Office of Foreign Assets Control or the U.S. Department of State, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. U.S. sanctions laws and regulations may govern or restrict our business and activities in certain countries and with certain persons. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other partners from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our product candidates abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Our violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.
In some countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution or arbitrage between low-priced and high-priced countries, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which is time-consuming and costly. If coverage and reimbursement of our product candidates are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially adversely affected.
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
The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner or in all jurisdictions. As we reach the statutory deadlines for deciding whether and where to initiate prosecution in specific foreign jurisdictions by filing national stage applications based on our Patent Cooperation Treaty, or PCT, applications, we will have to decide whether and where to pursue patent protection for the various inventions claimed in our patent portfolio, and we will only have the opportunity to obtain patents in those jurisdictions where we pursue protection. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business. We also cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete and thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.
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

We cannot provide any assurances that the issued patents we currently own, or any future patents, include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. Further, it is possible that a patent claim may provide coverage for some but not all parts of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents.
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
We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. The issuance, scope, validity, enforceability and commercial value of our patents are subject to a level of uncertainty.
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
In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require all of our employees to assign their inventions to us, and we require all of our employees, consultants, advisors and any other third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how, and other confidential information and technology will not be subject to unauthorized disclosure or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how, and other information and technology. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we are unable to prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could adversely affect our business and operations.
Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful. Even if we are successful, domestic or foreign litigation, or USPTO or foreign patent office proceedings, may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the

United States. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be adversely affected.
If we are unable to protect the confidentiality of our trade secrets and know-how, our business and competitive position would be harmed.
In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also seek to enter into confidentiality and invention or patent assignment agreements with our employees, advisors and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our trade secrets may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, recent patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular the first to file provisions, became effective on March 16, 2013. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This requires us to be cognizant of the time from invention to filing of a patent application. Thus, for our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. Moreover, some of the patent applications in our portfolio will be subject to examination under the pre-Leahy-Smith Act law and regulations, while other patents applications in our portfolio will be subject to examination under the law and regulations, as amended by the Leahy-Smith Act. This introduces additional complexities into the prosecution and management of our portfolio.
In addition, the Leahy-Smith Act limits where a patentee may file a patent infringement suit and provides opportunities for third parties to challenge any issued patent in the USPTO. These provisions apply to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a federal court action.
Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims because it may be easier for them to do so relative to challenging the patent in a federal court action. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our technology, product candidates or use of our product candidates do not infringe third-party patents.
We are aware of numerous patents and pending applications owned by third parties, and we monitor patents and patent applications in the fields in which we are developing product candidates, both in the United States and elsewhere. However, we may have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates.
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
Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk we may be found, to infringe a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our product candidates and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
Even if we are successful in such proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. There could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
Any of these risks coming to fruition could have a material adverse impact on our business.
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, and our issued patents covering our product candidates could be found invalid or unenforceable or could be interpreted narrowly if challenged in court.
Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. If we initiated legal proceedings against a third party to enforce a patent, if and when issued, covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent-eligible subject matter. Grounds for unenforceability assertions include allegations that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Moreover, even if not found invalid or unenforceable, the claims of our patents could be construed narrowly or in a manner that does not cover the allegedly infringing technology in question. Such a loss of patent protection would have a material adverse impact on our business.
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
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and, in some jurisdictions, during the pendency of a patent application. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have an adverse effect on our business.
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
We currently have rights to certain intellectual property, through licenses from third parties and under patents and patent applications that we own, to develop our product candidates. Because we may find that our programs require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.
We may also be unable to maintain third-party intellectual property rights. For example, MIT may terminate the MIT License if we fail to meet our diligence obligations under the agreement.
If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of that program and our business and financial condition could suffer.
We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may also engage advisors and consultants who are concurrently employed at universities or other organizations or who perform services for other entities. Although we try to ensure that our employees, advisors and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, advisors or consultants have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such party’s former or current employer or in violation of an agreement with another party. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims.
In addition, while it is our policy to require our employees, consultants, advisors and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Similarly, we may be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person’s obligations to a third party, such as an employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for us. Litigation may be necessary to defend against these claims. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims.
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
If we do not obtain additional protection under the Hatch-Waxman Act and similar foreign legislation extending the terms of our patents for our product candidates, our business may be harmed.
Depending upon the timing, duration and specifics of FDA regulatory approval for our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Patent term restorations, however, are limited to a maximum of five years and cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA.
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
On June 11, 2020, we entered into the license agreement with Sobi. Pursuant to the license agreement, we have agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize our SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. Pursuant to the license agreement, in consideration of the license, Sobi has agreed to pay us a one-time, up-front payment of $75 million within 45 days of the effective date of the agreement. Sobi has also agreed to make milestone payments totaling up to $630 million to us upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Pursuant to the license agreement, we will supply (at cost) quantities of SEL-212 as necessary for completion of the ongoing Phase 3 program for SEL-212, which includes two Phase 3 clinical trials and a crossover study. Sobi has agreed to reimburse us for all budgeted costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 program for SEL-212, except for any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212. Sobi will have control and responsibility over all regulatory filings, including any INDs, BLAs and MAAs relating to the licensed product.
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

As a public company, and particularly after we are no longer an emerging growth company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly.

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
In addition to our U.S. operations, we maintain a wholly owned subsidiary in Russia, Selecta (RUS). We may face risks associated with maintaining our subsidiary in Russia, or with any international operations, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, which could harm our business. We may also rely on collaborators to commercialize any approved product candidates outside of the United States. Doing business internationally involves a number of risks, including but not limited to:
–multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
–failure by us to obtain and maintain regulatory approvals for the use of our product candidates in various countries;
–additional potentially relevant third-party patent rights;
–complexities and difficulties in obtaining protection of and enforcing our intellectual property rights;
–difficulties in staffing and managing foreign operations;
–complexities associated with managing multiple-payor reimbursement regimes, government payors or patient self-pay systems;
–limits on our ability to penetrate international markets;
–financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our product candidates and exposure to foreign currency exchange rate fluctuations, which could result in increased operating expenses and reduced revenues;
–natural disasters, political and economic instability, including wars, events of terrorism and political unrest, outbreak of disease, including the COVID-19 coronavirus, boycotts, curtailment of trade and other business restrictions and economic weakness, including inflation;
–changes in diplomatic and trade relationships;
–challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
–restriction on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (CFIUS) and substantial restrictions on investment from China;
–certain expenses including, among others, expenses for travel, translation and insurance;
–legal risks, including use of the legal system by the government to benefit itself or affiliated entities at our expense, including expropriation of property; and
–regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA its books and records provisions, or its anti-bribery provisions.
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
We may acquire other businesses, product candidates or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have not made any acquisitions to date, and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
–disruption in our relationships with future customers or with current or future distributors or suppliers as a result of such a transaction;
–unexpected liabilities related to acquired companies;
–difficulties integrating acquired personnel, technologies and operations into our existing business;
–diversion of management time and focus from operating our business to acquisition integration challenges;
–increases in our expenses and reductions in our cash available for operations and other uses;
–possible write-offs or impairment charges relating to acquired businesses; and
–inability to develop a sales force for any additional product candidates.
Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.
Also, the expected benefit of any acquisition may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.
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
The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased. The market price for our common stock may be influenced by many factors, including:
–the success of competitive products or technologies;
–results or progress, or changes in approach or timelines, of clinical trials of our product candidates or those of our competitors;
–failure or discontinuation of any of our development programs;
–commencement of, termination of, or any development related to any collaboration or licensing arrangement;
–regulatory or legal developments in the United States and other countries;
–development of new product candidates that may address our markets and make our product candidates less attractive;
–changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;
–announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
–announcement or market expectation of additional financing efforts;
–developments or disputes concerning patent applications, issued patents or other proprietary rights;

–the recruitment or departure of key personnel;
–the level of expenses related to any of our product candidates or clinical development programs;
–failure to meet or exceed financial estimates, projections or development timelines of the investment community or that we provide to the public;
–the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
–actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
–variations in our financial results or those of companies that are perceived to be similar to us;
–changes in the structure of healthcare payment systems;
–sale of common stock by us or our stockholders in the future as well as the overall trading volume of our common stock;
–market conditions in the pharmaceutical and biotechnology sectors;
–general economic, industry and market conditions; and
–the other factors described in this “Risk factors” section.
Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 17.5% of our outstanding voting stock as of September 30, 2020. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Pursuant to our fifth amended and restated investors’ rights agreement, holders of an aggregate of approximately 0.5 million shares of our common stock as of September 30, 2020 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
In addition, on June 27, 2017, we issued and sold in a private placement 3,088,791 shares of our common stock (of which approximately 0.3 million shares have continuing registration rights as of September 30, 2020) and a warrant to purchase 79,130 shares of our common stock, including to certain of our affiliates. Pursuant to a registration rights agreement entered into with the investors in the 2017 private placement, on July 13, 2017, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the 2017 private placement and the shares of common stock issuable upon exercise of the warrant. As a result, these shares can be freely sold in the public market.
Similarly, on December 23, 2019, we issued and sold in a private placement 37,634,883 shares of our common stock (of which approximately 17.8 million shares have continuing registration rights as of September 30, 2020) and warrants to purchase 31,330,629 shares of our common stock (of which approximately 15.1 million shares have continuing registration rights as of September 30, 2020), including to certain of our affiliates. Pursuant to a registration rights agreement entered into with the investors in the 2019 private placement, on January 29, 2020, we filed a Registration Statement on Form S-3 to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrants. As a result, these shares can be freely sold in the public market.
Additionally, on June 11, 2020, we entered into a stock purchase agreement with Sobi, pursuant to which we sold to Sobi an aggregate of 5,416,390 shares of common stock. The closing of the Sobi Private Placement occurred on July 31, 2020. The shares of common stock sold in the Sobi Private Placement are subject to a one-year lock-up from closing, during which time Sobi is prohibited from selling or otherwise disposing of such shares. Pursuant to a registration rights agreement entered into with Sobi, as amended on November 4, 2020, we will be required to file a Registration Statement on Form S-3 to register the shares of common stock sold in the Sobi Private Placement. Once the registration statement is declared effective, these shares can be freely sold on the public market.
We may not have the funds necessary to fulfill our obligation to repurchase certain warrants.
Under certain circumstances, holders of certain warrants issued in December 2019 may require us to repurchase the remaining unexercised portion of such warrants for an amount of cash equal to the value of the warrant as determined in accordance with the Black-Scholes option pricing model and the terms of the warrants. Our ability to repurchase the warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot be certain that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase the warrants.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of our common stock. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.07 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
–not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
–not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
–reduced disclosure obligations regarding executive compensation; and
–exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Furthermore, our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be applicable or unenforceable in such action.
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. For example, in August 2020, a putative stockholder of the Company filed a shareholder derivative action purportedly on behalf of the Company and against certain current and former members of our board of directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they approved the private placement transaction, announced on December 18, 2019, at a price allegedly below fair value. On September 25, 2020, the defendants filed a motion to dismiss. See Part II, Item 1 “Legal Proceedings.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6.  Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
4.1	Form of Warrant to Purchase Stock, dated August 31, 2020, issued by Selecta Biosciences, Inc. to Oxford Finance LLC and Silicon Valley Bank, together with a schedule of warrants.	8-K	001-37798	4.1	9/3/2020
4.2	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ), as amended on November 4, 2020					*
10.1	Employment Agreement, dated July 31, 2020, by and between Selecta Biosciences, Inc. and Peter G. Traber, M.D.					*
10.2	Loan and Security Agreement, dated August 31, 2020, between Selecta Biosciences, Inc., Oxford Finance LLC, as Collateral Agent and as a lender, and Silicon Valley Bank, as a lender.	8-K	001-37798	10.1.1	9/3/2020
10.3	Letter agreement, dated August 31, 2020, among Selecta Biosciences, Inc., Oxford Finance LLC and Silicon Valley Bank.	8-K	001-37798	10.1.2	9/3/2020
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: November 5, 2020	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Bradford D. Dahms
Bradford D. Dahms
Chief Financial Officer
(Principal Financial Officer)