Form 10-K
period 2020-12-31
SELECTA BIOSCIENCES INC
filed 2021-03-12
CIK 1453687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number: 001-37798
Selecta Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1622110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
65 Grove Street, Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)
(617) 923-1400
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SELB	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attested to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Stock Market on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $247,960,409.
As of March 5, 2021 the registrant had 112,373,199 shares of common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or the Annual Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, the plans and objectives of management for future operations and future results of anticipated products, the impact of the coronavirus, COVID-19 on our business and operations and our future financial results, and the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:
•our status as a development-stage company and our expectation to incur losses in the future;
•our future capital needs and our need to raise additional funds;
•our ability to build a pipeline of product candidates and develop and commercialize such pipeline;
•our unproven approach to therapeutic intervention;
•our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•our ability to access manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•our ability to maintain our existing or future collaborations or licenses;
•the continuing impact of the COVID-19 pandemic on our operations, the continuity of our business, including our preclinical studies and clinical trials, and general economic conditions;
•our ability to protect and enforce our intellectual property rights;
•federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;
•our ability to obtain and retain key executives and attract and retain qualified personnel;
•developments relating to our competitors and our industry, including the impact of government regulation; and
•our ability to successfully manage our growth.
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

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company leveraging our ImmTOR™ immune tolerance platform with the goals of amplifying the efficacy of biologics, including enabling the re-dosing of life-saving gene therapies, and restoring self-tolerance in autoimmune diseases. Our ImmTOR platform encapsulates rapamycin, also known as sirolimus, an immunomodulator, in biodegradable nanoparticles and is designed to induce antigen-specific immune tolerance.
The ImmTOR platform has the potential to mitigate the formation of anti-drug antibodies, or ADAs, against biologic drugs and restore self-tolerance to auto-antigens in autoimmune diseases. ADAs can start developing in the body with the first dose of a biologic therapy and can render subsequent doses ineffective or unsafe, potentially depriving patients of life-saving therapeutic options and limiting the likelihood of success for many otherwise promising novel biologic drugs and technologies. Additionally, we believe, based on preclinical data, that ImmTOR combined with adeno-associated virus, or AAV, gene therapy has the potential to increase transgene expression and to prevent undesired immune responses to the AAV capsid and the transgene product that can occur with the first dose of gene therapy.
We believe ImmTOR has the potential to enhance the efficacy without compromising the safety of biologic therapies, improve product candidates under development, and enable novel therapeutic modalities. We have developed a portfolio of proprietary and collaboration-driven applications of ImmTOR, and we plan to continue to develop proprietary compounds and pursue collaboration-driven development in certain disease areas, which could include strategic collaborations, out-licensing, and in-licensing transactions.
Our ImmTOR Platform
ImmTOR consists of our biodegradable nanoparticles encapsulating the immunomodulator rapamycin. Rapamycin is the active ingredient of Rapamune, an immunosuppressant which has extensive prior use in humans and is currently FDA-approved as a prophylaxis of organ rejection in kidney transplant patients aged 13 or older. Poly(D,L-lactide), or PLA is part of the broader poly(lactic-co-glycolic acid), or PLGA, family of biodegradable polymers that have more than 30 years of commercial use and are formulation components in a number of approved products. Polyethylene glycol, or PEG, has been widely studied in clinical trials and is also a formulation component in many approved biologic products.
Our nanoparticles are designed to remain intact after injection into the body and accumulate predominantly in lymph nodes, the spleen, and the liver, where the immune response is coordinated. The nanoparticles are designed to be processed by specialized immune cells, such as dendritic cells and other antigen-presenting cells that initiate and regulate immune responses. ImmTOR is intended to induce a tolerogenic phenotype in these antigen-presenting cells, which then process and present co-administered antigen in a manner that results in the induction of antigen-specific regulatory T cells. To mitigate the formation of ADAs and induce immune tolerance in the body, we administer our ImmTOR with an antigen, such as a therapeutic enzyme, a viral vector in the case of our gene therapy program, or an auto-antigen, which is depicted in the figure below.

Auto-antigens
ImmTOR Tolerogenic
Nanoparticles
ENCAPSULATED RAPAMYCIN
PLA MATRIX
PLA-PEG
Viral Vectors
=TOLERANCE
Therapeutic
Enzymes

Co-administration of ImmTOR with an auto-antigen, viral vector, or therapeutic enzyme.
In the case of a biologic drug, ImmTOR is designed to be administered in conjunction with such biologic drug to mitigate the formation of ADAs without requiring the alteration of the drug or its dose regimen. As a result, we believe ImmTOR may provide us with significant opportunities in the areas of immune tolerance and ADA prevention because ImmTOR is designed so that it can be co-administered at the beginning of therapy with many different biologic drugs, including enzymes and viral vectors. Importantly, we believe each pairing of ImmTOR with a biologic drug also offers us the opportunity to pursue a distinct proprietary product candidate, which we believe has the potential to be separately patented, approved and marketed. ImmTOR is manufactured in facilities subject to current good manufacturing practice, or cGMP, requirements using well-defined commercial operations, which, we believe, further enhances the scalability of our tolerance programs.
During preclinical studies, we observed that delivering an antigen together with ImmTOR provided the appropriate signals in vivo to induce regulatory T cells, which, in turn, inhibited effector immune responses, such as the formation of ADAs. In our preclinical studies, we observed that ImmTOR labeled with a fluorescent dye selectively accumulated in lymphoid organs where it was processed by antigen-presenting cells. The figure below depicts a model of how ImmTOR would be taken up by a dendritic cell in the spleen. We believe that both the biologic drug and ImmTOR are taken up and processed by dendritic cells and other antigen presenting cells in a manner that may induce regulatory T cells, which can potentially block the activation of helper T cells, mitigating the formation of ADAs.
ImmTOR and Antigen/Biologic Drug Presentation and Related Immune Tolerance Induction
ImmTOR leverages nanoparticle technology to target rapamycin, an approved immunomodulatory drug, to antigen presenting cells to generate antigen-specific immune tolerance when combined with the antigen of interest. We believe our ImmTOR platform has a broad range of potential applications.
•Enzyme therapies. Enzyme therapies are a frequently used class of biologic drugs to treat rare diseases. Through our analysis of biologic drugs, including our preclinical studies, we have observed that enzymes are especially prone to undesired immune responses. Our product candidate, SEL-212, which is currently in Phase 3 clinical development includes pegadricase, a pegylated uricase enzyme, which is an example of a highly immunogenic enzyme for which we are applying ImmTOR with the intention of improving the enzyme’s efficacy and safety. We are also combining ImmTOR with an IgA protease for the treatment of IgA nephropathy. We intend to seek, if appropriate, licenses to other enzymes that we would evaluate in combination with ImmTOR.
•Gene therapies. We believe gene therapies have the potential to address key unmet medical needs for many rare genetic diseases, but undesired immune responses to the viral vectors used for gene replacement, augmentation and editing may be restricting their broader use. Through our analysis of genetic diseases, we have identified applications and patient segments that we believe would benefit from our ImmTOR platform. We intend to develop ImmTOR-enabled non-immunogenic gene therapy candidates which are designed to be utilized with AAV, vectors (e.g., AAV8, AAV5). We believe our product candidates have the potential to increase transgene expression and to prevent undesired immune responses to the vector and transgene product that can occur with the first dose of gene therapy by using our ImmTOR platform. Our initial area of focus is on genetic metabolic diseases but may also include lysosomal storage diseases and genetic muscular diseases. We believe we are the first company to systematically pursue the development of AAV gene therapy product candidates with the goal of enabling repeat administration. We have engaged third parties with experience in gene therapy and rare diseases to support the development of our proprietary products. We also have licensed our ImmTOR platform to Asklepios BioPharmaceutical, Inc., or AskBio, Sarepta Therapeutics, Inc., or Sarepta, and Spark Therapeutics, Inc., or Spark, for certain pre-specified targets.
•Restoring self-tolerance to auto-antigens: We believe that ImmTOR has the potential to restore self-tolerance to autoimmune diseases. Our first program in autoimmune diseases is in primary biliary cholangitis, or PBC. PBC has a significant unmet medical need and a well-defined target antigen, known as PDC-E2.
•Other products and product candidates affected by undesired immune responses. We have generated preclinical data which we believe suggests a broad potential benefit of ImmTOR for immune tolerance. For many biologic drugs, undesired immune responses limit efficacy and cause safety concerns. We intend to strategically out-license ImmTOR for use with other products that are outside our focus to larger biopharmaceutical companies. We believe our ImmTOR platform may also be of interest to biopharmaceutical companies with novel biologic development concepts or product candidates in clinical development that have demonstrated initial efficacy but are experiencing issues with safety or sustained efficacy due to inhibitory ADAs.

Our Product Candidates
Below is a summary of our ongoing discovery, research and development programs:

Program	Phase of Development	Next Steps	Commercial Rights

Amplifying the Efficacy of Biologic Therapies (Enzyme Therapies)

SEL-212 (Chronic Refractory Gout)	Phase 3 clinical trials (DISSOLVE I / DISSOLVE II)	Complete enrollment 2H 2021; top-line data 2H 2022	Sobi

IgA Nephropathy	Preclinical	IND filing 4Q 2021	Selecta

Amplifying the Efficacy of Biologic Therapies (Gene Therapies)

Methylmalonic Acidemia (MMA)	Preclinical	Commence phase 1/2 2Q 2021; preliminary data 4Q 2021	Selecta and AskBio

Ornithine Transcarbamylase (OTC) Deficiency	IND-enabling	Clinical program expected to commence in 2022	Selecta

SEL-399 (Empty AAV Capsid+ImmTOR)	Phase 1	Data expected in 4Q 2021	Selecta and AskBio

Pompe Disease	Preclinical	Plans to be announced by our collaborator	AskBio

Duchenne Muscular Dystrophy (DMD)	Preclinical	Plans to be announced by our collaborator	Sarepta

Limb-girdle Muscular Dystrophy	Preclinical	Plans to be announced by our collaborator	Sarepta

Restoring Self-Tolerance in Autoimmune Diseases

Primary Biliary Cholangitis	Preclinical	IND filing expected in 2022	Selecta

Amplifying the Efficacy of Biologics: Enzyme Therapy – Chronic Refractory Gout
SEL-212 is designed to be a monthly treatment for chronic refractory gout, a debilitating rare disease with an unmet medical need. SEL-212 consists of a combination of our ImmTOR platform co-administered with pegadricase. Pegadricase is an investigational recombinant pegylated uricase (urate oxidase), an enzyme not naturally found in humans, and is therefore highly immunogenic. This enzyme is designed to treat patients with symptomatic gout, refractory to standard uric acid lowering treatment, by breaking down the excess uric acid to the more soluble allantoin. In preclinical studies, we observed that ImmTOR, when co-administered with pegadricase, induced antigen-specific immune tolerance to pegadricase and substantially reduced the formation of associated ADAs. Based on our clinical data, we believe that SEL-212 has the potential to control serum uric acid, or SUA levels and mitigate the formation of ADAs in response to the therapeutic enzyme. Additionally, we believe that SEL-212 serves as proof of concept for the ImmTOR platform in ameliorating the unwanted immune response to an immunogenic biologic. SEL-212 is in two pivotal Phase 3 studies versus placebo, which we refer to as DISSOLVE I and DISSOLVE II, and with topline data expected in the second half of 2022. SEL-212 has been licensed (except as to Greater China) to Swedish Orphan Biovitrum AB, or Sobi, pursuant to our license and development agreement dated June 11, 2020 with Sobi, or the Sobi License.
The market for gout therapy
Gout, a painful and potentially disabling form of arthritis resulting from excess accumulation of uric acid and deposition of uric acid crystals in joints and soft tissues, including those of the kidney and heart, causing harmful inflammation, is caused by an overproduction of uric acid and/or an inability of the kidneys to excrete adequate amounts of uric acid from the body. High concentrations of SUA lead to formation of uric acid crystals in joints and tissues, causing pain, inflammation and joint damage, and increase the risk for other conditions, including cardiovascular, cardiometabolic, joint and kidney disease.
Patients who are unable to reduce their SUA levels below 6.0 mg/dL with oral drugs are diagnosed with refractory gout. Chronic refractory gout constitutes a subset of gout patients exhibiting chronic high SUA levels and painful and damaging uric acid deposits. We estimate that there are approximately 160,000 chronic refractory gout patients in the U.S.
We believe SEL-212 may potentially address several key unmet needs in the treatment of chronic refractory gout: the durable control of SUA levels, the elimination of painful and damaging uric acid deposits, reduction in incidence and severity of flares, based on our preclinical studies, clinical studies, and market research. SEL-212 is designed to address these unmet medical needs while improving the dosing regimen to a once-monthly treatment.
We announced the top-line data of our Phase 2 head-to-head clinical trial, which we refer to as the COMPARE trial, against pegloticase, which is marketed as KRYSTEXXA®, in September 2020. SEL-212 showed a numerically higher response rate to pegloticase on the primary endpoint during months 3 and 6 combined, but did not meet the primary endpoint of statistical superiority. SEL-212 did demonstrate a statistically significant higher response rate of SEL-212 during the third month of treatment, as well as a statistically significant greater overall reduction in mean SUA levels in SEL-212 versus pegloticase. SEL-212 demonstrated a numerically higher response rate of SEL-212 during the sixth month of treatment. In patients with tophi at baseline, SEL-212 demonstrated substantially higher responder rates for SEL-212 compared to pegloticase on the primary endpoint, and a statistically significant reduction in mean SUA when compared to pegloticase. Approximately 41% of patients in the Phase 2 COMPARE trial had visible tophi at baseline. SEL-212 showed favorable safety results and was well-tolerated; there were no deaths during the study. There were no notable differences in serious Treatment Emergent Adverse Events, or TEAEs, treatment-related serious TEAEs, or infusion reactions between the two groups. A full analysis of safety signals, including gout flare incidence and severity, requires evaluation of the full data set and will be reported together with the full efficacy analysis in a manuscript in a medical journal.
We and Sobi commenced the Phase 3 DISSOLVE clinical program of SEL-212 in September 2020. The Phase 3 clinical program consists of two double blinded, placebo-controlled trials of SEL-212, DISSOLVE I and DISSOLVE II. Each trial is expected to enroll 105 patients, with 35 patients receiving 0.1 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, 35 patients receiving 0.15 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, and 35 patients receiving placebo. DISSOLVE I and DISSOLVE II both have a 6-month primary endpoint with a 6-month safety extension for DISSOLVE I. Topline data from the Phase 3 DISSOLVE clinical program is expected in the second half of 2022. The Phase 3 DISSOLVE clinical program is being conducted by Selecta and funded by Sobi.
SEL-212 Components
SEL-212 consists of ImmTOR co-administered with pegadricase. Our ImmTOR consists of nanoparticles composed of poly(D,L-lactide), or PLA, and poly(D,L-lactide)-block-poly(ethylene-glycol), or PLA-PEG, encapsulating rapamycin. Our pegadricase consists of a uricase modified with poly(ethylene-glycol), or PEG.
Pegadricase is a pegylated version of the therapeutic enzyme uricase, which we have licensed from Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio, exclusively for all markets, except Japan and Greater China, and exclusively for Japan only in combination with our ImmTOR platform. Uricase is an enzyme endogenous to all mammals, except for humans and certain primates, which converts uric acid to the more soluble metabolite, allantoin. There is a natural limit to the amount of uric acid that can be excreted by the kidneys, which decreases with age and can be reduced by some medications. By converting uric acid to allantoin, uricase provides an additional way for the body to reduce uric acid. In our Phase 1/2 program, out of 19 patients dosed with the pegadricase alone, three patients were responders at week 4.
SEL-212 Clinical Development
Phase 1a and Phase 1b clinical trials
We conducted Phase 1a and Phase 1b clinical trials for SEL-212 at multiple sites in the United States.
The Phase 1a trial consisted of a single ascending-dose trial of pegadricase alone in 22 patients with elevated SUA levels greater than 6.0 mg/dL. At the outset of the trial, each of five cohorts received a single intravenous infusion of pegadricase at ascending dose levels. We monitored the patients during a 30-day period post-infusion. We commenced enrollment of the clinical trial in the second quarter of 2015 and completed the treatment portion of the trial in November 2015. We observed that pegadricase showed no serious adverse events, or SAEs, and was well tolerated at the five dose levels tested. Additionally, we observed that pegadricase rapidly reduced and sustained average SUA levels below 6.0 mg/dL for each cohort for 14 to 30 days, depending on the dose level. Consistent with our preclinical studies in animals, pegadricase induced uricase-specific ADAs in all patients with varying levels in this Phase 1a trial.
The Phase 1b clinical trial enrolled 63 patients with SUA levels greater than 6.0 mg/dL. One group of five patients received a single 0.4 mg/kg dose of pegadricase alone. Four groups of patients, each containing two placebo-control patients and five test article patients, received a placebo or a single intravenous infusion of ImmTOR alone at the following ascending dose levels: 0.03 mg/kg, 0.1 mg/kg, 0.3 mg/kg and 0.5 mg/kg. Four groups of patients received a single intravenous infusion of ImmTOR at ascending dose levels of 0.03 mg/kg (5 patients), 0.1 mg/kg (10 patients), 0.15 mg/kg (5 patients) or 0.3 mg/kg (5 patients) with a fixed dose of pegadricase of 0.4 mg/kg, which we collectively call the SEL-212 cohorts. All patients were followed for at least 30 days after their initial dose.
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
Phase 2 dose-finding clinical trial
We enrolled patients with symptomatic gout and elevated SUA levels in an open-label, multiple ascending-dose Phase 2 clinical trial of SEL-212 at 15 active U.S. clinical sites. The primary and secondary endpoints for this trial included safety, tolerability, pharmacokinetics, and reduction of SUA and ADA levels, in addition to data regarding flares and other patient-related observations.
The following are the results from the 152 patients dosed in the Phase 2 trial with the primary clinical endpoint of SUA levels below 6 mg/dL:
•Control and 0.05 mg/kg ImmTOR Dose Cohorts (cohorts receiving five monthly doses of pegadricase alone or three monthly doses of 0.2 mg/kg or 0.4 mg/kg of pegadricase + 0.05 mg/kg of ImmTOR followed by two monthly doses of pegadricase alone): Dosing of patients in the control cohorts receiving pegadricase alone was stopped early due to a loss of clinical activity caused by the immunogenicity of the enzyme. Clinical activity was lost by week 12 in the majority of patients receiving pegadricase in combination with the 0.05 mg/kg dose of ImmTOR.
•0.08 and 0.1 mg/kg ImmTOR Dose Cohorts (cohorts receiving three monthly doses of 0.2 mg/kg or 0.4 mg/kg of pegadricase + 0.08 or 0.10 mg/kg of ImmTOR followed by two monthly doses of pegadricase alone): A majority of patients in these cohorts maintained clinical activity while receiving the combination therapy through week 12. These results were consistent with the level of clinical activity observed through day 30 at a similar SEL-212 dose level in our Phase 1b trial. At the 0.1 mg/kg dose level, half of the patients that maintained clinical activity through week 12 also maintained clinical activity through week 20.
•0.125 and 0.15 mg/kg ImmTOR Dose Cohorts (cohorts receiving three monthly doses of pegadricase +0.125 or 0.15 mg/kg of ImmTOR followed by two monthly doses of pegadricase alone): A majority of patients in these cohorts maintained clinical activity while receiving the combination therapy through week 12. These results were consistent with the level of clinical activity observed through day 30 at a similar SEL-212 dose level in our Phase 1b trial. Approximately 81% of evaluable patients (N=27) receiving up to 0.15 mg/kg ImmTOR in combination with 0.2 or 0.4 mg/kg of pegadricase followed by 2 monthly doses of pegadricase alone had SUA control below 6 mg/dL at week 12.
•0.10 and 0.15 mg/kg ImmTOR 5 Combination Dose Cohorts (cohorts receiving five monthly doses of pegadricase +0.10 or 0.15 mg/kg of ImmTOR ): Five monthly doses of SEL-212 resulted in sustained SUA control and was well tolerated over the entire treatment period. 100% of the patients that had SUA levels below 6 mg/dL at 12 weeks maintained control through 20 weeks. Approximately 66% of evaluable patients (21/32) completed week 20 with SUA levels below 6 mg/dL.
SEL-212 was generally well-tolerated at clinically active doses following repeated administrations in the trial. Twenty patients reported a total of 23 SAEs in the Phase 2 clinical trial. Nine SAEs were reported in the five dose combination cohorts, seven of which were reported to be not related or unlikely related to study drug, and two of which were infusion reactions. All SAEs were successfully treated without further issues.
Phase 2 head-to-head clinical trial (COMPARE)
In March 2019, we initiated a non-registrational Phase 2 head-to-head clinical trial of SEL-212 (COMPARE), in which SEL-212 was compared against the current FDA-approved therapy for chronic refractory gout, pegloticase, in multiple clinical sites in the United States. The two-armed, open label trial enrolled 170 patients with 87 patients receiving pegloticase (as set forth in the prescribing information) and the other 83 patients receiving six monthly doses of SEL-212 (0.15 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase).
On September 30, 2020, we announced the topline results from the COMPARE trial. SEL-212 showed a numerically higher response rate to pegloticase on the primary endpoint during months 3 and 6 combined, but did not meet the primary endpoint of statistical superiority. SEL-212 did demonstrate a statistically significant higher response rate of SEL-212 during the third month of treatment, as well as a statistically significant greater overall reduction in mean SUA levels in SEL-212 versus pegloticase in months 3 and 6 combined. SEL-212 demonstrated a numerically higher response rate of SEL-212 during the sixth month of treatment. In patients with tophi at baseline, SEL-212 demonstrated substantially higher responder rates for SEL-212 compared to pegloticase on the primary endpoint, and a statistically significant reduction in mean SUA when compared to pegloticase. Approximately 41% of patients in the Phase 2 COMPARE trial had visible tophi at baseline, which is lower than expected for the general refractory gout population. SEL-212 showed a favorable safety profile and was well-tolerated. There were no deaths during the study. There were no notable differences in serious TEAEs, treatment-related serious TEAEs, or infusion reactions between the two groups. A full analysis of safety signals, including gout flare incidence and severity, requires evaluation of the full data set and will be reported together with the full efficacy analysis in a manuscript in a medical journal.
Phase 3 DISSOLVE clinical program
In September 2020, we commenced the Phase 3 clinical program of SEL-212, which we refer to as DISSOLVE. We are responsible for the execution of the DISSOLVE program and are being reimbursed by Sobi on a quarterly basis for expenses incurred in connection with these activities. The Phase 3 clinical program consists of two double-blinded, placebo-controlled trials of SEL-212. We refer to these trials as DISSOLVE I and DISSOLVE II. Each trial is expected to enroll 105 patients, with 35 patients receiving 0.1 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, 35 patients receiving 0.15 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, and 35 patients receiving placebo. We commenced enrollment of DISSOLVE I in September 2020 and DISSOLVE II in December 2020. DISSOLVE I is enrolling patients in the United States only and will have a 6-month primary endpoint followed by a 6-month safety extension. DISSOLVE II will have a 6-month primary endpoint with no extension. The primary endpoint of the DISSOLVE program is the maintenance of SUA levels below 6 mg/dL at 6 months. Topline data from the Phase 3 DISSOLVE clinical program is expected in the second half of 2022.
Amplifying the Efficacy of Biologics: Enzyme Therapy – IgA Nephropathy
The second indication in our enzyme therapy program is IgA nephropathy, an autoimmune kidney disease that occurs when immune complexes of a subclass of antibodies called immunoglobulin A1 (IgA1) accumulates in the kidneys.
On October 8, 2020, we entered into an Option and License Agreement, or the IGAN Agreement, with IGAN Biosciences, Inc., or IGAN. Pursuant to the IGAN Agreement, IGAN has granted us an exclusive license to research, evaluate, and conduct pre-clinical development activities on IGAN’s proprietary IgA proteases. Previous studies in animal models conducted at independent laboratories demonstrated that IgA protease removed injurious IgA immune complexes from kidneys and reduced inflammation, fibrosis, and hematuria. These results suggest that it is an excellent candidate to potentially decrease the rate of disease progression and possibly even reverse the disease. The barrier to IgA protease commercialization is the bacterial origin of the protease, which makes it immunogenic. Our ImmTOR platform has shown in clinical studies the ability to mitigate the formation of ADAs to immunogenic enzymes, which has been demonstrated with our Phase 3 lead product candidate, SEL-212. We intend to combine IgA protease with our ImmTOR platform to develop a novel combination product candidate for the treatment of IgA nephropathy and IgA-mediated diseases. We will have an option term of 24 months, during which we can elect to obtain an exclusive license to further develop and commercialize the product candidate to treat all IgA-mediated diseases, including IgA nephropathy, Linear IgA bullous dermatitis, IgA pemphigus, and Henoch-Schonlein purpura (also known as IgA vasculitis).
We plan to file an Investigational New Drug, or IND, application, for this program by the fourth quarter of 2021.
Amplifying the Efficacy of Biologics: Gene Therapies
When used in combination with AAV gene therapy vectors, ImmTOR has been observed to inhibit the immune response to the vector and enable successful redosing in mice and nonhuman primates. Currently, the ability to re-administer systemic AAV gene therapy is limited by the development of neutralizing antibodies. The ability to safely re-dose AAV may help achieve therapeutic benefit in patients who are under-dosed; it may also help restore transgene expression in patients, particularly pediatric patients, who may lose expression over time as they grow. In addition, a study conducted in nonhuman primates showed that co-administration of AAV vector and ImmTOR in non-human primates, or NHPs, enabled higher and more durable transgene expression after the first dose of gene therapy as well as robust inhibition of anti-AAV8 immunoglobulin G, or IgG and neutralizing antibodies. The observation that co-administration of AAV vector and ImmTOR leads to higher transgene expression demonstrates the potential for dosing lower levels of AAV gene therapies when combined with ImmTOR. Thus integrating ImmTOR into a gene therapy protocol has the potential to provide a first dose benefit by enhancing liver-directed transgene expression and durability, as well as the potential for enabling re-dosing.
Our lead gene therapy program is in collaboration with AskBio in methylmalonic acidemia, or MMA, an inherited disorder in which the body is unable to process certain proteins and fats (lipids) properly. We and AskBio plan to file an IND for this product candidate, MMA-101, in MMA and commence a Phase 1 clinical trial in the first half of 2021 under this collaboration. We expect to report initial data from this trial by the end of 2021. In October and November 2020, we and AskBio received rare pediatric disease designation and orphan drug designation, respectively, from the FDA for MMA-101, for the treatment of MMA due to methylmalonyl-CoA mutase, or MMUT gene mutations. See “⸻Licenses and Collaborations⸻AskBio” for more information.
Our proprietary gene therapy product candidate, SEL-313, is being developed to treat ornithine transcarbamylase, or OTC deficiency, and is currently in preclinical development. OTC deficiency is a rare genetic disorder that causes ammonia to accumulate in the blood due to mutations in the OTC gene, which is critical for proper function of the urea cycle. The most severe form of the disorder presents within the first few days of life. Severe symptoms include inability to control body temperature and breathing rate, seizures, coma, developmental delays and intellectual disability. Less severe forms of the disorder are characterized by delirium, erratic behavior, aversion to high protein foods, vomiting and seizures.
The SEL-399 program combines an empty AAV capsid (EMC-101), which is an AAV capsid containing no transgene, with ImmTOR and is being conducted in partnership with AskBio. Building on the preclinical data we have generated showing ImmTOR’s effect on mitigating or reducing the formation of neutralizing antibodies to AAV gene therapies, we have commenced a clinical trial of SEL-399 in healthy adult volunteers in Belgium. The goal of the SEL-399 clinical trial is to demonstrate the appropriate dose of ImmTOR in humans to mitigate the formation of antibodies to AAV capsids used in gene therapies. An initial control cohort of healthy volunteers received a single dose of EMC-101 in December 2020 and dose escalating cohorts of EMC-101 plus ImmTOR were initiated in February 2021. Topline results from the clinical trial are expected in the fourth quarter of 2021.
We have several additional programs in development with our collaborators.
Restoring Self-tolerance in Autoimmune Diseases
Our lead autoimmune diseases indication is PBC, a T-cell driven autoimmune disease that causes progressive destruction of the bile ducts. Patients with PBC are in need of a highly-targeted, liver-directed approach to treating the root cause of the disorder. We believe PBC has a well-defined target antigen, significant unmet medical need, and is well suited to the application of our ImmTOR immune tolerance platform, as preclinical data suggest that ImmTOR has the potential to enhance the tolerogenic environment in the liver and provide a hepatoprotective benefit.
Licenses and Collaborations
Swedish Orphan Biovitrum
In June 2020, we announced that we had entered into the Sobi License, pursuant to which we agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize SEL-212, which is currently in development for the treatment of chronic refractory gout. In September 2020, pursuant to the Sobi License, Sobi paid us a one-time, up-front payment of $75 million. Sobi has also agreed to make milestone payments totaling up to $630 million to us upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier.

Additionally, Sobi purchased an aggregate of 5,416,390 shares of our common stock at $4.6156 for aggregate gross proceeds of $25 million, which we refer to as the Sobi Private Placement. The closing of the Sobi Private Placement occurred on July 31, 2020.
Under the Sobi License, we will have operational oversight of the Phase 3 DISSOLVE clinical program of SEL-212 (DISSOLVE I and DISSOLVE II) that commenced in September 2020, at Sobi’s expense.
IGAN Biosciences
In October 2020, we entered into the IGAN Agreement. Pursuant to the IGAN Agreement, IGAN granted us an exclusive license to research, evaluate, and conduct pre-clinical development activities on IGAN’s proprietary IgA proteases. We have an option term of 24 months, or the Option Term, during which we can elect to obtain an exclusive license to further develop and commercialize the product to treat all IgA-mediated diseases, including IgA nephropathy, Linear IgA bullous dermatitis, IgA pemphigus, and Henoch-Schonlein purpura (also known as IgA vasculitis).
Upon execution of the IGAN Agreement, we paid IGAN a one-time up-front payment of $500,000 and we would owe additional payments to IGAN if we were to opt-in to an exclusive license agreement, as well as upon the achievement of certain development and sales milestones.
During the Option Term, we may terminate the IGAN Agreement immediately for any reason upon written notice to IGAN. If we opt-in to an exclusive license agreement, we may terminate the IGAN Agreement upon 120 days’ written notice.
Sarepta Therapeutics
In June 2020, we entered into a research license and option agreement with Sarepta, or the Sarepta Agreement. Pursuant to the agreement, we granted Sarepta a license to research and evaluate ImmTOR in combination with Sarepta’s AAV gene therapy or gene editing technology, using viral or non-viral delivery, or the Sarepta Product, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes, or the Sarepta Indications. Sarepta will have an option term of 24 months during which it can opt-in to obtain an exclusive license to further develop and commercialize the Sarepta Product to treat at least one Sarepta Indication, with a potential to extend the option term if Sarepta pays an additional fee to us. Sarepta made an up-front payment to us upon signing of the agreement, and we are eligible to receive additional payments under the option term. If Sarepta opts-in to an exclusive license agreement, we could receive option exercise payments per indication, we would be entitled to significant development and commercial milestone payments and tiered royalties ranging from the mid-to-high single digits based on net sales.
AskBio
Feasibility Study and License Agreement
In August 2019, we entered into a feasibility study and license agreement with AskBio, or the AskBio Collaboration Agreement. The initial product candidate being developed under this collaboration is gene therapy for MMA which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. We previously conducted preclinical studies for this product candidate and will leverage that previous work within the collaboration. We expect to commence a Phase 1 clinical trial in MMA-101 in the first half of 2021, with initial proof of concept data expected by the end of 2021. The initial proof-of-concept data will potentially validate the use of our ImmTOR platform to mitigate the formation of neutralizing anti-AAV capsid antibodies, which currently precludes re-dosing. If the proof-of-concept studies are successful, we will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases.
Additionally, the SEL-399 program in collaboration with AskBio, combines an empty AAV capsid (EMC-101), which is an AAV capsid containing no transgene, with ImmTOR. We commenced the trial in healthy adult volunteers in December 2020, with the goal to demonstrate the appropriate dose of ImmTOR in humans to mitigate the formation of antibodies to AAV capsids used in gene therapies. Topline results are expected in the fourth quarter of 2021.
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
License Agreement for Pompe Disease
In December 2019, we entered into the AskBio License Agreement which provides AskBio with exclusive worldwide rights to our ImmTOR platform to research, develop and commercialize certain AAV-gene therapy products targeting the GAA gene, or derivatives thereof, to treat Pompe Disease. Pursuant to the AskBio License Agreement, AskBio paid us upfront fees of an aggregate of $7.0 million. Also pursuant to the AskBio License Agreement, AskBio agreed to make additional payments to us based on the achievement of certain development and commercial milestones of up to an aggregate of $237.0 million. AskBio will also be obligated to make tiered royalty payments, at percentages in the mid-to-high single digits, to us based on achievement of certain sales milestones.
We will supply AskBio with our ImmTOR platform and AskBio will be responsible for all preclinical, clinical and commercial manufacture and supply of products licensed under the AskBio License Agreement (other than ImmTOR) and carry out all other activities related to the research, development, and commercialization of such products at its sole expense, including all regulatory activities related thereto. The AskBio License Agreement contains other customary terms and conditions, including representations and warranties, covenants, termination, and indemnification obligations in favor of each party.
Spark Therapeutics
In 2016, we entered into a license and option agreement with Spark, or the Spark License Agreement, which provides Spark with exclusive worldwide rights to our ImmTOR platform to research, develop and commercialize gene therapies for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A.
Pursuant to the Spark License Agreement, Spark paid us an upfront payment of $15.0 million. We will be eligible to receive up to an aggregate of $430.0 million in milestone payments, with up to $65.0 million being based on Spark’s achievement of specified development and regulatory milestones and up to $365.0 million for commercial milestones, as well as tiered royalties on global net sales at percentages ranging from mid-single to low-double digits.
Each party is responsible for its own costs and expenses incurred in connection with its respective activities under the Spark License, except that Spark has agreed to reimburse us for the full-time equivalent and out-of-pocket costs incurred in performing certain tasks or assistance specifically requested by Spark. We retain the responsibility to manufacture Spark’s preclinical, clinical and commercial requirements for the ImmTOR platform, subject to the terms of the Spark License Agreement.
The Spark License Agreement will continue on a country-by-country and product-by-product basis until the expiration of Spark’s royalty payment obligations with respect to such product in such country unless earlier terminated by the parties. The Spark License Agreement may be terminated by Spark for convenience upon ninety days’ notice. Either party may terminate the Spark License Agreement on a target-by-target basis for the material breach of the other party with respect to such target.
In connection with the Spark License Agreement, we also entered into a stock purchase agreement with Spark, pursuant to which Spark purchased in the aggregate $15.0 million of shares of our common stock.
Massachusetts Institute of Technology
In 2008, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, which we refer to in its amended form as the MIT License. We amended the MIT License in January 2010, August 2013, November 2016, December 2019 and June 2020. Under the MIT License, we acquired an exclusive worldwide license, with the right to grant sublicenses, to develop, make, sell, use and import certain licensed products that are therapeutic or prophylactic vaccines and use certain licensed processes in the exercise of rights to the licensed products, the manufacture, sale and practice of which are covered by patent rights owned or controlled by MIT, including patents jointly owned with Brigham and Women’s Hospital, or Brigham, the President and Fellows of Harvard College, the Immune Disease Institute and the Children’s Medical Center Corporation. Our exclusivity is subject to certain retained rights of these institutions and other third parties.
Upon our entry into the MIT License, we paid MIT a non-refundable license issue fee, reimbursed certain of MIT’s costs and issued shares of our common stock to MIT and the other institutional patent owners which were subject to certain anti-dilution, registration and other protective rights. We are obligated to pay MIT creditable annual maintenance fees, low-single-digit running royalty on annual net sales, developmental milestones up to an aggregate of $1.5 million, a mid-single digit percentage of certain payments we receive from corporate partners and a specified percentage of certain income received from sublicensees after 2009 between 10% and 30%. We may terminate the MIT License at any time upon six months’ written notice. MIT has the right to terminate the MIT License immediately upon written notice to us if we cease to carry on our business related to the MIT License, fail to maintain insurance as required under the MIT License, file for bankruptcy, fail to pay amounts due under the MIT License, challenge or assist others in bringing a challenge to MIT’s patents or fail to cure material breach within 60 days’ written notice thereof. Absent early termination, the MIT License will continue until the expiration or abandonment of the last to expire patent right subject to the MIT License.
In June 2020, we entered into a Fifth Amendment to the MIT License, or the MIT Amendment, which was effective as of May 15, 2020. Pursuant to the MIT Amendment, certain of our diligence obligations were extended to the second quarter of 2021, including a diligence obligation to commence a Phase 3 trial for a licensed product by a specific date in the second quarter of 2021. Additionally, certain of our development and regulatory milestones and payments upon achievement of such milestones were adjusted.

Shenyang Sunshine Pharmaceutical Co., Ltd.
In 2014, we entered into a license agreement with 3SBio, as amended in 2017, which we refer to as the 3SBio License. Pursuant to the 3SBio License, we were granted an exclusive license to certain pegadricase-related patents and related know-how owned or in-licensed by 3SBio for the worldwide (except for Greater China and Japan) development and commercialization of products based thereupon for human therapeutic, diagnostic and prophylactic use. We are also granted a worldwide (except for Greater China) exclusive license to develop, commercialize and manufacture or have manufactured products combining our proprietary ImmTOR platform with pegadricase or related compounds supplied by 3SBio (or otherwise supplied if our rights to manufacture are in effect) for human therapeutic, diagnostic and prophylactic use. We were also granted a co-exclusive license to manufacture and have manufactured pegadricase and related compounds for our preclinical and clinical use or, if the 3SBio License is terminated for 3SBio’s material breach, for any use under the 3SBio License. In addition, the 3SBio License, as amended, permits us to utilize one or more third parties to provide up to 20% of our commercial supply of pegadricase. Otherwise, except in the case of a supply shortage on the part of 3SBio, we are obligated to obtain at least 80% of our supply of such compounds for Phase 3 clinical trials and commercial use from 3SBio under the terms of our separate Commercial Supply Agreement with 3SBio dated August 1, 2019.
Under the 3SBio License we have paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments. We are required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing our ImmTOR platform. We are also required to pay 3SBio tiered royalties on annual worldwide net sales related to the pegadricase component of products at percentages ranging from the low-to-mid single digits for products containing our ImmTOR platform, subject to specified reductions. These royalties are payable, on a country-by-country and product-by-product basis until the later of (i) the date that all of the patent rights for that product have expired in that country or (ii) a specified number of years from the first commercial sale of such product in such country.
The 3SBio License expires on the date of expiration of all of our royalty payment obligations unless earlier terminated by either party for an uncured material default of the other party or for the other party’s bankruptcy. We may also terminate the 3SBio License on a country-by-country or product-by-product basis for any reason effective upon 60 days’ prior written notice to 3SBio or, with respect to a given product, immediately upon written notice to 3SBio if we identify a safety or efficacy concern related to such product.
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
For our most advanced product candidate, SEL-212, we are producing ImmTOR at an approximately 400-gram scale process, which, at the doses being tested in the Phase 3 DISSOLVE program, we believe will be suitable for commercialization. The process is designed such that this same equipment is capable of potentially producing up to a one kilogram batch size scale. As our nanoparticle manufacturing process is compact, and therefore also portable, our strategy is to transfer our custom designed process skids to a contract manufacturing organization, or CMO, and have the CMO produce the nanoparticles, under our direction. This is the strategy we use for production of clinical supplies for clinical trials and would be the expected strategy for commercial production.
The pegadricase enzyme for SEL-212 is produced by fermentation in E. coli and is sourced from 3SBio in China. Through a licensing arrangement, we own exclusive worldwide rights to pegadricase outside of China, with co-ownership of rights in Japan and with 3SBio owning all rights in China. Under this arrangement, 3SBio has agreed to supply us with pegadricase. We also have a second supplier for pegadricase in the United States.
Intellectual Property
Our ImmTOR platform is designed to deliver precise instructions to the immune system as a result of the natural predisposition of the immune system to interrogate nanoparticles such as viruses. In connection with our founding, we licensed multiple patent families, including a patent family based in part on the pioneering research performed by our co-founders at Harvard University, MIT and Brigham. We have also conducted extensive research in-house to further research this area, leading to key discoveries regarding and uses for our ImmTOR technology. We have aggressively sought to extend and protect the proprietary intellectual property underlying the composition and use of ImmTOR for antigen-specific immunotolerance.
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
We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to our nanoparticle-based immunotherapy technology, program and product candidates. Our patent portfolio contains a number of issued patents in the United States and certain foreign jurisdictions. We also own a number of pending patent applications in the United States and certain foreign jurisdictions. These patents and patent applications include claims related to:
•tolerance immunotherapy programs;
•methods and compositions related to our proprietary nanoparticles in a variety of applications, including tolerance applications, such as:
◦mitigating anti-drug antibodies and/or their effects associated with protein drugs, such as for chronic refractory gout, including coverage for ImmTOR co-administered with pegadricase, which related patents are expected to expire between 2032 and 2040, and
◦genetic therapies (such as viral vector gene therapy), including coverage for ImmTOR co-administered with a viral vector, which related patents are expected to expire between 2032 and 2040; and
•development and commercialization of SEL-212, including both composition of matter and method of treatment claims (there are multiple patent families with claims that cover the SEL-212 product, one of which is a licensed, issued U.S. patent that expires in August 2021).
In addition, we have exclusively or non-exclusively licensed intellectual property, including U.S. issued patents, foreign issued patents, and pending applications in both the U.S. and foreign jurisdictions. The licensed patents and patent applications cover various aspects of the technology being developed by us, including claims directed to compositions of matter and methods of use, and have been filed in various countries worldwide including in North America, Europe and Asia, with material expiration dates varying from 2021 to, if claims are issued, 2029. In addition to filing and prosecuting patent applications in the United States, we often file analogous patent applications in the European Union and in additional foreign countries where we believe such filing is likely to be beneficial, including but not limited to, Australia, Brazil, China, Europe, South Korea, Mexico, India, Israel and/or Japan.
Each patent’s term depends upon the laws of the countries in which they are obtained. The patent term in most countries in which we file is 20 years from the earliest date of filing of a non-provisional patent application. Notably, the term of U.S. patents may be extended due to delays incurred due to compliance with FDA or by delays encountered during prosecution that are caused by the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent, depending upon the length of time the drug is under regulatory review. There is a limit to the amount of time a patent may be extended in the United States; no patent extension can extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar patent term extensions are available in Europe and other jurisdictions for patents that cover regulatory-approved drugs. Currently, we own or license patents and patent applications with expected material expiration dates ranging from 2021 to 2040. However, the actual patent protection period varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
The key competitive factors affecting the success of any other tolerance or immune stimulation product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.
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
Large companies with active research to prevent the formation of ADAs and treat allergies or autoimmune diseases include Sanofi S.A., Pfizer Inc., and Merck & Co., Inc. Small, early-stage biopharmaceutical companies active in the research for new technologies to induce antigen-specific immune tolerance include Anokion SA, Apitope International NV, Caladrius Biosciences, Cour Pharmaceutical Development Company, Inc., Dendright International, Inc., Parvus Therapeutics, REGiMMUNE Corporation, Rubius Therapeutics, Inc., Tolerion, Inc., Topas Therapeutics GmbH, SQZ Biotechnologies and Txcell SA. Biopharmaceutical companies active in the research for ornithine transcarbamylase include Ultragenyx, Poseida, TranslateBio, Arcturus, and Kaleido. Biopharmaceutical companies active in the research for MMA include LogicBio, Poseida, and Moderna. Biopharmaceutical companies active in the research for IgA nephropathy include Calliditas, Omeros, Travere, EMD Serono, Novartis, Ionis, Visterra, Reata, and Alnylam. Biopharmaceutical companies active in the research for PBC include Intercept Pharmaceuticals, Genfit, GenKyoTex, GSK, Eli Lily, and CymaBay.
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
SEL-212 is subject to regulation in the United States as a combination product. If marketed individually, each component would be subject to different regulatory pathways and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to a Center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of SEL-212, we believe that the primary mode of action is attributable to the biologic component of the product. In the case of SEL-212, which we believe will be regulated as a therapeutic biologic, the FDA’s Center for Drug Evaluation and Research, or CDER, will have primary jurisdiction over premarket development. We expect to seek approval of SEL-212 through a single BLA reviewed by CDER, and we do not expect that the FDA will require a separate marketing authorization for each constituent of SEL-212.
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
U.S. biological products development process
The process required by the FDA before a biologic, including a gene therapy, may be marketed in the United States is summarized below.
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
The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND which must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. In addition to the submission of an IND to the FDA, supervision of certain human gene transfer trials may also require evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution.
Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, patient selection and exclusion criteria, and the parameters to be used to monitor patient safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical study will be conducted. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1. The biological product candidate is initially introduced into healthy human patients and tested for safety.
•Phase 2. The biological product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.
Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.
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
Sponsors of clinical trials of FDA-regulated products, including biologics, are also required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Concurrent with clinical trials, companies must also finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements.
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
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use and whether the product is being manufactured in accordance with cGMP requirements to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product candidate. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.
Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured to determine that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications.
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
Rare Pediatric Disease Designation
The Rare Pediatric Disease designation program allows for a sponsor who receives an approval for a product to potentially qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product.
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
Post-approval Requirements
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
Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, or ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.
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
In the European Economic Area, or EEA, which is composed of the 27 member states of the European Union plus Norway, Iceland and Liechtenstein medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.
There are two types of MAs.
•The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), and medicinal products that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.
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
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if the:
•second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•applicant consents to a second orphan medicinal product application; or
•applicant cannot supply enough orphan medicinal product.
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
When conducting clinical trials in the EU, we must adhere to the provisions of the European Union Clinical Trials Directive (Directive 2001/20/EC) and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial. In 2014, the EU passed the Clinical Trials Regulation (Regulation 536/2014), which will replace the current Clinical Trials Directive. To ensure that the rules for clinical trials are identical throughout the European Union, the EU Clinical Trials Regulation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive until the Clinical Trials Regulation becomes applicable. According to the current plans of the EMA, the Clinical Trials Regulation is expected to become applicable in 2020.
We are also subject to data privacy and security laws in the jurisdictions outside of the U.S. in which we are established, run clinical trials or in which we sell or market our products once approved. For example, in Europe we are subject to Regulation (EU) 2016/679 (General Data Protection Regulation or GDPR) in relation to our collection, control, processing and other use of personal data (i.e. data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the EEA., including the health and medical information of these participants. The GDPR is directly applicable in each E.U. Member State, however, it provides that E.U. Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to E.U. rules with respect to cross-border transfers of personal data out of the E.U. and EEA. We are subject to the supervision of local data protection authorities in those E.U. jurisdictions where we are established or otherwise subject to the GDPR. Fines for certain breaches of the GDPR are significant: up to the greater of EUR 20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm. Moreover, the United Kingdom leaving the E.U. could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the E.U. will be regulated. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the EU.

Other Healthcare Laws
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Acts of 2017, or the TCJA, was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. Further, in 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the law.
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
Human Capital Resources
As of December 31, 2020, we had 43 full-time employees and one part-time employee, 30 of whom are primarily engaged in research and development activities and five of whom are officers of Selecta Biosciences, Inc. As of December 31, 2020, we also had one full-time consultant. Twenty-three of our employees have either one or both of an M.S. or Ph.D. degree. We consider the intellectual capital of our employees to be an essential driver of our business and key to future prospects. To attract and retain a high-quality, experienced workforce, we offer a competitive mix of compensation and insurance benefits for our employees, as well as participation in our equity programs. Employees working 30 hours or more a week are eligible to participate in our medical, prescription, dental, vision, Flexible Spending Account and life insurance and disability plans. To assist employees with costs associated with rising healthcare costs, we pay 100% of an employee’s deductible and co-insurance payments. We also offer employees an annual bonus plan and a 401(k)-retirement plan with a company match. All employees are awarded new hire equity and annual equity as well as the opportunity to participate in our Employee Stock Purchase Plan. Our 2020 annualized voluntary turnover rate was 4.93%. None of our employees are represented by a labor union and we consider our employee relations to be good.
In response to the COVID-19 pandemic, we implemented changes in our business in March 2020 in an effort to protect our employees, and to support appropriate health and safety protocols. In particular, we closed our principal executive office with our administrative employees continuing their work remotely and limited the number of staff in any given research and development laboratory.
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.selectabio.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

RISK FACTORS SUMMARY

Investing in our common stock involves various risks. You should carefully read and consider the matters discussed in this Annual Report under the heading “Risk Factors,” which include the following risks:
•We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•We will need substantial additional funding in order to complete development of our product candidates and commercialize our products, if approved.
•The terms of our credit facility place restrictions on our operating and financial flexibility.
•Our product candidates are based on our ImmTOR platform, which is an unproven approach designed to induce antigen-specific immune tolerance to biologic drugs.
•Regulatory authorities in the United States and European Union have limited experience in reviewing and approving gene therapy products.
•Clinical drug development involves a lengthy and expensive process, with an uncertain outcome.
•The outbreak of COVID-19 may continue to adversely impact our business, including sourcing raw materials and supplies to produce our product candidates, our preclinical studies and clinical trials.
•We rely on 3SBio in China as our primary supplier of pegadricase and on other third parties for the manufacture of our product candidates for preclinical and clinical testing, and expect to continue to do so for the foreseeable future.
•We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials.
•If we or our licensors are unable to adequately protect our proprietary technology, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would negatively impact our business.
•We may not have the funds necessary to fulfill our obligation to repurchase certain warrants.
•We are involved in two securities class action lawsuits.

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
Since inception, we have incurred significant operating losses in every year. Our net losses were $68.9 million for the year ended December 31, 2020, and $55.4 million and $65.3 million for each of the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $404.6 million. To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. All of our revenue to date has been collaboration and grant revenue. We have devoted substantially all of our financial resources and efforts to developing our ImmTOR platform, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of most of our product candidates, and we have not completed development of any ImmTOR-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
•continue the research and development of our product candidates;
•seek to enhance our ImmTOR platform and discover and develop additional product candidates;
•seek to maintain and enter into collaboration, licensing and other agreements, including, but not limited to research and development, and/or commercialization agreements;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•maintain, expand and protect our intellectual property portfolio, including through licensing arrangements;
•add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts; and
•experience any delays or encounter any issues with any of the above, including, but not limited to, failed studies, complex results, safety issues or other regulatory, manufacturing or scale-up challenges.
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
Because of the numerous risks and uncertainties associated with pharmaceutical and biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase and product revenue could be further delayed.
Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations.
We will need substantial additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed and on terms favorable to us, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

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
We believe that our existing cash, cash equivalents and restricted cash as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of our clinical trials, preclinical development, and laboratory testing;
•the number of product candidates that we pursue;
•our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;
•our headcount growth and associated costs;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, from commercial sales of our product candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•the effect of competing technological and market developments; and
•the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.
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
On August 31, 2020, we entered into a term loan, or the 2020 Term Loan, of up to $35.0 million, consisting of term loans in an aggregate amount of $25.0 million, or the Term A Loan, and term loans in an aggregate amount of $10.0 million, or the Term B Loan, governed by a loan and security agreement among us and Oxford Finance LLC, or Oxford, as collateral agent and a lender, and Silicon Valley Bank, or SVB, as a lender. The Term A Loan was funded in full on August 31, 2020, the proceeds of which were used to repay our previously existing 2017 term loan and for general corporate and working capital purposes. The Term B Loan will be available, subject to Oxford’s discretion and customary terms and conditions, during the period commencing on the date we have delivered to Oxford and SVB evidence: (i) we or one of our collaboration partners has enrolled its first randomized patient for a Phase 1 clinical trial evaluating the treatment of MMA and (ii) we have enrolled the first patient in each of two Phase 3 pivotal trials evaluating SEL-212, or the Second Draw Period Milestone, and ending on the earliest of (i) the date which is 30 days following the date the Second Draw Period Milestone is achieved, (ii) September 30, 2021 (iii) and the occurrence of an event of default, other than an event of default that has been waived in writing by Oxford and SVB in their sole discretion. Because we have enrolled the first patient in each of our two Phase 3 trials for SEL-212, the Second Draw Period Milestone has been achieved, and we expect the Term B Loan will be available to be drawn, once we or AskBio enroll the first randomized patient in our planned Phase 1 clinical trial evaluating the treatment of MMA.
The 2020 Term Loan is secured by a lien on substantially all of our assets, other than intellectual property, provided that such lien includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. We also granted Oxford a negative pledge with respect to our intellectual property.
Failure to satisfy our current and future debt obligations, including covenants to take or avoid specific actions, under the 2020 Term Loan could result in an event of default, our lenders could accelerate all of the amounts due. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
Our ability to use our net operating loss and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.
We have net operating loss carryforwards, or NOLs, for federal and state income tax purposes that may be available to offset our future taxable income, if any. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. If the U.S. Internal Revenue Service, or IRS, challenges our analysis that existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in connection with or after a public offering, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. As a result, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability. The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us. Under the TCJA, although the treatment of NOLs arising on or before December 31, 2017 has generally not changed, NOLs arising on or after January 1, 2018 will generally only be able to offset 80% of taxable income. Subsequently, in March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, removed the 80% limitation rule for tax years 2018 through 2020, and as of taxable years beginning on or after January 1, 2021, the 80% limitation has been reinstated. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.
Risks Related to the Development of our Product Candidates
Our product candidates are based on our ImmTOR platform, which is an unproven approach designed to induce antigen-specific immune tolerance to biologic drugs. We are very early in most of our clinical development efforts and may not be successful in our efforts to use our ImmTOR platform to build a pipeline of product candidates and develop marketable drugs.
All of our product candidates are derived from our ImmTOR platform, which is an unproven approach to induce antigen-specific immune tolerance and to mitigate the immunogenicity of biologic therapies currently being implemented to treat patients. We are primarily developing our ImmTOR platform to improve and enable activity in biologics that are designed to treat rare and serious diseases.
While we have completed our early development clinical trials and a Phase 2 clinical trial for SEL-212, we have not completed a clinical trial for any other product candidate, nor have we demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial product, or arrange for a third party to do so on our behalf, or conduct other sales and marketing activities necessary for successful product commercialization. We may have problems identifying new product candidates and applying our technologies to these other areas. Even if we are successful in identifying new product candidates, they may not be suitable for clinical development, including as a result of harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
•design, initiation and completion of preclinical studies and clinical trials with positive results;
•reliance on third parties (including but not limited to collaborators, licensees, clinical research organizations and contract manufacturing organizations);
•receipt of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates and not infringing or violating patents or other intellectual property of third parties;

•making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities, or establishing such capabilities ourselves;
•launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of our products, if and when approved, by patients and the medical community;
•effectively competing with other therapies;
•obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved;
•maintaining an acceptable safety profile of our products following approval; and
•maintaining and growing an organization of scientists and business people who can develop and commercialize our product candidates and technology.
The occurrence of any of the foregoing would effectively prevent or delay approval of our lead and other product candidates.
We are applying our ImmTOR platform to antigen-specific immune tolerance for gene therapy involving gene augmentation, replacement or editing. Regulatory authorities in the United States and European Union have limited experience in reviewing and approving gene therapy products, which could affect the time and data required to obtain marketing authorization of any of our product candidates.
Our future success depends in part on our successful development of viable gene therapy product candidates utilizing our ImmTOR platform. We may experience problems or delays in developing such product candidates and any such problems or delays (i) may result in unanticipated costs and time to develop our product candidates and/or (ii) may not be resolved in a satisfactory manner.
The clinical trial requirements of the FDA and other regulatory authorities and the criteria these regulators use to evaluate the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for product candidates created with novel genome editing technology such as ours can be more lengthy, rigorous and expensive than the process for other better known or more extensively studied product candidates and technologies. Since we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the European Medicines Agency, or the EMA, or comparable regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. This may be a particularly significant risk for many of the genetically defined diseases for which we may develop product candidates alone or with collaborators due to small patient populations for those diseases, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome editing technology in a timely manner or under technically or commercially feasible conditions. Even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies.
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
A similar framework is in place in the EU. The EMA has a Committee for Advanced Therapies, or CAT, that is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly, complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

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
As we advance any gene therapy product candidates, we will be required to consult with various regulatory authorities, and we must comply with applicable laws, rules, and regulations, which may change from time to time including during the course of development of our product candidates. If we fail to do so, we may be required to delay or discontinue the clinical development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Even if we comply with applicable laws, rules, and regulations, and even if we maintain close coordination with the applicable regulatory authorities with oversight over our product candidates, our development programs may fail to succeed. Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application as deficient or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Additionally, adverse developments in clinical trials conducted by others of gene therapy products or products created using genome editing technology, or adverse public perception of the field of genome editing, may cause the FDA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing genome editing technologies, either of which could materially harm our business. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market would materially and adversely affect our business, financial condition, results of operations and prospects.
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Aside from SEL-212, our product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical development is costly and inherently uncertain. Early preclinical results may not be predictive of future results, however, if our technology proves to be ineffective or unsafe as a result of, among other things, adverse side effects, pre-existing anti-drug antibodies that can neutralize the viral vector and block gene transfer, or cellular immune response to the transduced cells, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the clinical development and commercialization of our product candidates.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failed clinical trial can occur at any stage of testing. Moreover, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the topline clinical trial results we reported from our Phase 2 head-to-head COMPARE study of SEL-212 may not be predictive of future results. Moreover, we may not be able to complete, or may be required to deviate from the current clinical trial protocol for a variety of reasons.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical development or early-stage clinical trials, and we cannot be certain that we will not face similar setbacks. SAEs caused by, or other unexpected properties of, any product candidates that we may choose to develop could cause us, an institutional review board or regulatory authority to interrupt, delay or halt clinical trials of one or more of such product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable non-U.S. regulatory authorities. If any product candidate that we may choose to develop is associated with SAEs or other unexpected properties, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which those undesirable characteristics would be expected to be less prevalent, less severe or more tolerable from a risk-benefit perspective. For example, in the SEL-403 Phase 1 clinical trial, a Grade 5 SAE (patient death) occurred that was deemed by the trial investigator to be probably related to SVP-Rapamycin and possibly related to the patient's pleural mesothelioma condition which led us to abandon development of SEL-403. In the SEL-212 Phase 1/2 clinical program, multiple SAEs have occurred, and future SAEs may occur causing us to incur additional costs or experience delays in completing, or causing us to ultimately be unable to complete, the development and commercialization of our product candidates, and delay or prevent our ability to obtain FDA approval. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory authority approval. If we fail to produce positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be negatively impacted.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval for, or commercialize, our product candidates, including:
•clinical trials of our product candidates may produce unfavorable, incomplete or inconclusive results;
•regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with contract research organizations, or CROs, or clinical trial sites;
•we may be unable to recruit suitable patients to participate in a clinical trial, the number of patients required for clinical trials of our product candidates may be larger than we expect, enrollment in these clinical trials may be slower than we expect or participants may drop out of these clinical trials at a higher rate than we expect;
•the number of clinical trial sites required for clinical trials of our product candidates may be larger than we expect;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•investigators, regulators, data safety monitoring boards or institutional review boards may require that we or our investigators suspend or terminate clinical research, or we may decide to do so ourselves;
•investigators may deviate from the trial protocol, fail to conduct the trial in accordance with regulatory requirements or misreport study data;
•the cost of clinical trials of our product candidates may be greater than we expect or we may have insufficient resources to pursue or complete certain aspects of our clinical trial programs or to do so within the timeframe we planned;
•the supply or quality of raw materials or manufactured product candidates (whether provided by us or third parties) or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or in a timely manner, or we may experience interruptions in supply;
•regulators may revise the requirements for approving our product candidates, or such requirements may not be as we expect;
•the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design or our interpretation of data from preclinical studies and clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design of our clinical trials; and
•regarding trials managed by our existing or any future collaborators, our collaborators may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but potentially suboptimal for us.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, or if we are forced to delay or abandon certain clinical trials or other testing in order to conserve capital resources, we may:
•be delayed in obtaining marketing approval for our product candidates, if at all;

•lose the support of collaborators, requiring us to bear more of the burden of research and development;
•obtain marketing approval in some countries and not in others;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements; or
•have a product removed from the market after obtaining marketing approval.
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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, from time to time our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, SEL-212 is being developed for the treatment of chronic refractory gout, which affects a small patient population in the United States. Accordingly, there is a limited number of patients who could enroll in our clinical studies for SEL-212. Additionally, the COVID-19 pandemic could affect our ability to enroll or sustain patients in our clinical trials. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which could cause the value of our common stock to decline and limit our ability to obtain additional financing.
The outbreak of COVID-19 may continue to adversely impact our business, including our preclinical studies and clinical trials.
The ongoing COVID-19 pandemic has impacted our business and we expect it to continue to do so. In response to the spread of COVID-19, we closed our principal executive office with our administrative employees continuing their work outside of our office and limited the number of staff in any given research and development laboratory. As COVID-19 continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•delays or difficulties in enrolling or sustaining patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, such as ImmTOR including interruption in global shipping that may affect the transport of clinical trial materials;

•changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals and clinics serving as our clinical trial sites and hospital and clinic staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, or the closing of clinical trial sites due to the virus, the occurrence of which could affect the integrity of clinical trial data;
•risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, or will withdraw from the clinical trial due to concerns over COVID-19, which could impact the results of the clinical trial, including by increasing the number of observed adverse events, or reducing the statistical power of the clinical trials;
•interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facility;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•refusal of the FDA to accept data from clinical trials in affected geographies;
•changes to the clinical endpoints, statistical analysis plan, or enrollment plans for ongoing clinical trials due to limitations in patients, resources, or sites due to COVID-19;
•interruption or delays to our sourced discovery and clinical activities; and
•impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans.
The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
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
Additional risks inherent in conducting international clinical trials include:
•foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;
•increased costs and heightened supply constraints associated with the acquisition of standard of care drugs and/or combination or comparator agents for which we may bear responsibility in certain jurisdictions;
•administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
•foreign exchange fluctuations;
•more burdensome manufacturing, customs, shipment and storage requirements;
•cultural differences in medical practice and clinical research;

•lack of consistency in standard of care from country to country;
•diminished protection of intellectual property in some countries; and
•changes in country or regional regulatory requirements.
We may not be able to qualify for or obtain various designations from regulators that would have the potential to expedite the review process of one or more of our product candidates and even if we do receive one or more such designations there is no guarantee that they will ultimately expedite the process, or aid in our obtaining marketing approval or provide market exclusivity.
There exist several designations that we can apply for from the FDA and other regulators that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives as well as the potential for post-approval exclusivity for a period of time. These designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, fast track status and priority review for our product candidates. For example, we and AskBio received orphan drug designation for MMA-101 in November 2020. We expect to seek one or more of these designations for our current and future product candidates. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates that do qualify for these designations will be granted such designations or that the FDA will not revoke a designation it grants at a later date. Further, there can be no assurance that any of our product candidates that are granted such designations will ever benefit from such designations or that the FDA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further with respect to orphan drug status, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care.
Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, top-line or preliminary data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. For example, we and Sobi announced top-line data from the Phase 2 COMPARE trial for SEL-212 in September 2020. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary and top-line data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Further, therapies such as those we are developing involve unique side effects that could be exacerbated compared to side effects from other types of therapies with singular components. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. For example, a patient in the Phase 1 trial of SEL-403 experienced a Grade 5 SAE (patient death) related to pneumonitis, which was deemed by the trial investigator to be probably related to ImmTOR and possibly related to the patient’s pleural mesothelioma condition, and in November 2018, the FDA placed the IND for SEL-403 on full clinical hold due to adverse events observed in the Phase 1 trial. We terminated the license of LMB-100, a component of SEL-403, from NCI in April 9, 2019 and are no longer pursuing this product candidate.
Further, the clinical development of SEL-212 over many years has required multiple clinical trials and resulted in the use of different formulations of ImmTOR. While we do not believe that such differences in formulation will affect the safety or the efficacy of SEL-212, we cannot guarantee that any such formulation changes will not negatively impact the results of any clinical trials related to SEL-212, or result in a significant difference in the safety and efficacy of SEL-212.
The drug-related side effects observed in our clinical trials could also affect patient enrollment in our clinical trials or the ability of any enrolled patients to complete such trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approvals of such product;
•regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•regulatory authorities may impose additional restrictions on the marketing of, or the manufacturing processes for, the particular product;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•we could be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties;
•our reputation may suffer; and
•we could be required to develop a risk evaluation and mitigation strategy (REMS) plan to prevent, monitor and/or manage a specific serious risk by informing, educating and/or reinforcing actions to reduce the frequency and/or severity of the event.
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

We obtain the biologic pegadricase, a component of SEL-212, primarily from 3SBio in China. Under the 3SBio License, we have limited rights to manufacture pegadricase and while we have entered into a contract with a back-up supplier located outside of China, we expect to continue to rely on 3SBio as the primary supplier of pegadricase for the foreseeable future.
Any disruption in production or inability of 3SBio in China to produce adequate quantities of pegadricase to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our future product candidates. Furthermore, since 3SBio is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports were followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Pegadricase is subject to, and any other components we purchase from China may be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs.
Moreover, as a result of the COVID-19 pandemic, certain of our suppliers and CMOs in the United States, China and other countries may be affected, which could disrupt their activities. We could face difficulty sourcing key components necessary to produce supply of SEL-212, which may negatively affect our clinical development activities and our agreement with Sobi. If COVID-19 continues to impact U.S. business operations, including those of our CMOs and suppliers, we could face additional disruptions to our supply chain that could affect the supply of drug product for our preclinical studies and clinical trials. Additionally, as our CMOs are producers of drug substances and drug products, including vaccines and therapeutics, they could be compelled by a national government, or choose themselves, to shift their resources to the production of a COVID-19 vaccine and/or therapeutics for COVID-19, which could disrupt any scheduled drug substance or drug product batches we may have and may prevent us from obtaining supplies for our programs in a timely manner to meet our development timelines.
Any of these matters could materially and adversely affect our business and results of operations. Any issues related to the manufacturing lots or similar action regarding pegadricase used in preclinical studies or clinical trials could delay the studies or trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply or maintain compliance with regulatory requirements by 3SBio could significantly delay our clinical development of potential products and reduce third-party or clinical researcher interest and support of our proposed trials. These interruptions or failures could also impede commercialization of our future product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. These factors and increasing wage rates due to increased demand for skilled laborers and the declining availability of skilled labor in China could cause our labor costs to rise.
We rely, and expect to continue to rely, in addition to 3SBio, on other third parties for the manufacture of our product candidates for supply in preclinical studies and clinical trials, as well as for commercial manufacture if any of our product candidates receive marketing approval. Our reliance on such third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, we rely on third parties for the manufacture of our gene therapy preclinical materials. Gene therapy is a relatively new area for commercial biopharmaceutical development and there are a limited number of CMOs with adequate facilities and expertise in this area. As a result, we may be unable to successfully manufacture our gene therapy preclinical materials through a third party or scale up the manufacture of our gene therapy product candidates for clinical testing or commercialization, if at all.
We may be unable to establish any agreements with third-party manufacturers on acceptable terms or at all, and even if we do rely on third-party manufacturers entails additional risks, including the:
•inability, failure or unwillingness of third-party manufacturers to comply with regulatory requirements, maintain quality assurance, meet our needs, specifications or schedules or continue to supply products to us;
•reduced control we have over product development, including with respect to our lead product candidate, due to our reliance on such third-party manufacturers,
•breach of manufacturing agreements by the third-party manufacturers;
•misappropriation or disclosure of our proprietary information, including our trade secrets and know-how;
•relationships that the third-party manufacturer may have with others, some of which may be our competitors, and, if it does not successfully carry out its contractual duties, does not meet expectations, experiences work stoppages, or needs to be replaced, we may need to enter into alternative arrangements, which may not be available, desirable or cost-effective; and
•termination or nonrenewal of agreements by third-party manufacturers at times that are costly or inconvenient for us.

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
If we are unable to maintain any of our existing collaborations, or if these arrangements are not successful, or we are unable to enter into future licenses, our business could be adversely affected.
We have entered into collaborations with other parties, including pharmaceutical companies and universities, to develop products based on our ImmTOR platform, and such collaborations and licensing arrangements currently represent a significant portion of our product pipeline and are expected to represent a larger portion of our pipeline in the future. Certain of our collaborations have provided us with important funding for some of our development programs and we expect to receive additional funding under collaborations in the future although not all of our collaborations may result in funding to us, and certain collaborations, licenses and agreements may result in increased expenditures by us. Our existing collaborations, and any future collaborations, may pose a number of risks, including the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•collaborations may be terminated and we would potentially lose the right to pursue further development or commercialization of the applicable product candidates as well as have difficulty entering into a similar collaboration where the potential collaborator is aware of the prior termination;
•collaborators may learn about our technology and use this knowledge to compete with us in the future;
•there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others; and
•the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.
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
We rely, and expect to continue to rely, on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials, including our ongoing Phase 3 DISSOLVE clinical program for SEL-212, consisting of the DISSOLVE I and DISSOLVE II trials, which we have agreed to continue to run on behalf of Sobi, and for our other product candidates. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials.
Our reliance on these third parties for research and development activities will reduce our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP regulations, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials. If we or any of our CROs or third-party contractors fail to comply with applicable GCPs, the data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, www.ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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

We have no experience manufacturing our product candidates at commercial scale, and if we decide to establish our own commercial manufacturing facility, we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.
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
We may choose to establish a manufacturing facility for our product candidates for production at a commercial scale. However, we have no experience in commercial-scale manufacturing of our product candidates and this activity will require substantial additional funds and qualified employees. We may not be able to develop commercial-scale manufacturing facilities that are adequate to produce materials for additional later-stage clinical trials or commercial use.
Risks Related to Commercialization of our Product Candidates and Legal Compliance Matters
Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy, safety and potential advantages compared to alternative treatments;
•our ability to offer our products for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments;
•product labeling or product insert requirements of the FDA or foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning or REMS;
•the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•our ability to hire and retain a sales force in the United States;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement for our product candidates, once approved;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our products together with other medications.
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
The BPCIA was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is still being interpreted and implemented by the FDA, and as a result, its ultimate impact, implementation, and meaning are subject to uncertainty. However, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
Obtaining and maintaining adequate reimbursement for our products may be difficult. We cannot be certain if we will obtain an adequate level of reimbursement for our products by third-party payors. Even if we do obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review and question the coverage of, and challenge the prices charged for, products. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Third-party payors often require that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for products. We may also be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Some third-party payors may require pre-approval of coverage for new and innovative therapies, such as our product candidates, before they will provide reimbursement. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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
Moreover, there is heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. There can be no assurance that our product candidates, will not be subject to heightened governmental scrutiny, unfavorable regulatory inquiry or action, or Congressional inquiry.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•decreased demand for any product candidates or products that we may develop;
•injury to our reputation and significant negative media attention;
•loss of clinical trial participants or increased difficulty in enrolling future participants;
•significant costs to defend the related litigation or to reach a settlement;
•substantial payments to trial participants or patients;
•loss of revenue;
•reduced resources of our management to pursue our business strategy;
•the inability to commercialize any products that we may develop;
•distraction of management’s attention from our primary business; and

•substantial monetary awards to patients or other claimants;
We maintain general liability, product liability and umbrella liability insurance. Our existing insurance coverage may not fully cover potential liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. A product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop.
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

Arrangements with physicians, others who may be in a position to generate business for us, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent. Private individuals (e.g., whistleblowers) can bring these actions on behalf of the government; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•HIPAA which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•HIPAA, as amended by HITECH and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act, which requires applicable manufacturers of certain products for which payment is available under a federal healthcare program to report annually to the government information related to certain payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members;
•analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers; and requirements to comply with federal and pharmaceutical industry compliance guidelines;
•state data privacy and price transparency laws, many of which differ from each other in significant ways and often are broader than and not preempted by HIPAA or the Sunshine Act, thus complicating compliance efforts; by way of example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context; and
•similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation, or GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union (including health data); in addition, the United Kingdom leaving the E.U. could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the E.U. will be regulated. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the E.U.
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
For example, the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. By way of example, the TCJA was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. In 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA or our business. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
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
The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Separately, in response to the COVID-19 pandemic, the FDA has periodically modified its regular practices with respect to inspection of manufacturing facilities. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, recent patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act America Invents Act, or the Leahy-Smith Act, included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, including its first-to-file provisions. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This requires us to be cognizant of the time from invention to filing of a patent application. Thus, for our U.S. patent applications containing a priority claim after March 16, 2013, the date such provisions became effective, there is a greater level of uncertainty in the patent law. Moreover, some of the patent applications in our portfolio will be subject to examination under the pre-Leahy-Smith Act law and regulations, while other patents applications in our portfolio will be subject to examination under the law and regulations, as amended by the Leahy-Smith Act. This introduces additional complexities into the prosecution and management of our portfolio.
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
Risks Related to our Operations
Our corporate strategy may not be successful.
On January 3, 2019, following a strategic business review, we announced a strategy to focus on the development of SEL-212 for the treatment of chronic refractory gout and advancement of our ImmTOR platform in the area of gene therapy, specifically ImmTOR in combination with AAV gene therapy for the treatment of CN and MMA, as well as the deprioritization of our oncology development program. The success of this strategic shift depends on our ability to successfully develop our product candidates, hire and retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital, as well as our ability to enter into collaborations with third parties. The early stage development of novel product candidates is highly unpredictable due to the lengthy and expensive process of clinical drug development, potential for safety, efficacy or tolerability problems with such product candidates, unexpected expenses or inaccurate financial assumptions or forecasts, potential delays or unfavorable decisions of regulatory agencies and competition for targeted indications or within targeted markets. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations or financial condition.
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
As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations bring with them significant legal and financial compliance costs and made some activities more time-consuming and costly.
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
In addition to our U.S. operations, we maintain a wholly owned subsidiary in Russia, Selecta (RUS). We may face risks associated with maintaining our subsidiary in Russia, or with any international operations, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, which could harm our business. We may also rely on collaborators to commercialize any approved product candidates outside of the United States. Doing business internationally involves a number of risks, including but not limited to:
•multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us to obtain and maintain regulatory approvals for the use of our product candidates in various countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining protection of and enforcing our intellectual property rights;
•difficulties in staffing and managing foreign operations;
•complexities associated with managing multiple-payor reimbursement regimes, government payors or patient self-pay systems;

•limits on our ability to penetrate international markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our product candidates and exposure to foreign currency exchange rate fluctuations, which could result in increased operating expenses and reduced revenues;
•natural disasters, political and economic instability, including wars, events of terrorism and political unrest, outbreak of disease, including the COVID-19 coronavirus, boycotts, curtailment of trade and other business restrictions and economic weakness, including inflation;
•changes in diplomatic and trade relationships;
•challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•restriction on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States and substantial restrictions on investment from China;
•certain expenses including, among others, expenses for travel, translation and insurance;
•legal risks, including use of the legal system by the government to benefit itself or affiliated entities at our expense, including expropriation of property; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA its books and records provisions, or its anti-bribery provisions.
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
We may acquire other businesses, product candidates or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have not made any acquisitions to date, and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
•disruption in our relationships with future customers or with current or future distributors or suppliers as a result of such a transaction;
•unexpected liabilities related to acquired companies;
•difficulties integrating acquired personnel, technologies and operations into our existing business;
•diversion of management time and focus from operating our business to acquisition integration challenges;
•increases in our expenses and reductions in our cash available for operations and other uses;
•possible write-offs or impairment charges relating to acquired businesses; and
•inability to develop a sales force for any additional product candidates.
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
The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased. The market price for our common stock may be influenced by many factors, including:
•the success of competitive products or technologies;
•results or progress, or changes in approach or timelines, of clinical trials of our product candidates or those of our competitors;
•failure or discontinuation of any of our development programs;
•commencement of, termination of, or any development related to any collaboration or licensing arrangement;
•regulatory or legal developments in the United States and other countries;
•development of new product candidates that may address our markets and make our product candidates less attractive;
•changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;
•announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•announcement or market expectation of additional financing efforts;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our product candidates or clinical development programs;
•failure to meet or exceed financial estimates, projections or development timelines of the investment community or that we provide to the public;
•the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•sale of common stock by us or our stockholders in the future as well as the overall trading volume of our common stock;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
Our executive officers, directors, and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 30.9% of our outstanding voting stock as of December 31, 2020. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock reduce. As of December 31, 2020, we had 108,071,249 shares of common stock outstanding. In addition, as of December 31, 2020, 7,775,249 and 87,500 shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2021, the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of our common stock. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.07 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
We are involved in two securities class action lawsuits.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. Involvement in such litigation, could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. On August 4, 2020, a putative stockholder of Selecta filed a stockholder derivative action purportedly on behalf of Selecta and against certain current and former members of our board of directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized the private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. On September 25, 2020, the defendants filed a motion to dismiss. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021.
On December 31, 2020, we received a stockholder litigation demand from other shareholders, relating to the same private placement transaction. While we intend to vigorously defend against this demand, which we believe to be without merit, there can be no assurance as to the outcome of any stockholder litigation. Unfavorable outcomes in securities class action litigation could require us to pay extensive damages, which could delay or prevent our ability to develop our product candidates and harm our operations.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters are currently located at 65 Grove Street, Watertown, Massachusetts and consist of 25,078 total square feet of leased office and laboratory space under a lease that expires in May 2028.
We also lease approximately 2,500 square feet of office and laboratory space in Moscow, Russia on a month-to-month basis.
Item 3. Legal Proceedings
On August 4, 2020, a putative stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, we received a litigation demand letter from two other putative stockholders relating to the same private placement transaction.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is publicly traded on The Nasdaq Stock Market under the symbol “SELB.”
Holders
As of March 5, 2021, there were approximately 112,373,199 shares of our common stock outstanding held by approximately 33 holders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividends
We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not expect to pay any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. In addition, our loan and security agreement with Oxford and SVB currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸻Liquidity and Capital Resources.”
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between June 21, 2016 (the date of our initial public offering) and December 31, 2020, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 at the market close on June 21, 2016 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any of our equity securities during the quarter ended December 31, 2020.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
On June 11, 2020, we entered into a stock purchase agreement, or the Sobi Purchase Agreement, with Swedish Orphan Biovitrum AB (Publ) pursuant to which we sold an aggregate of 5,416,390 shares of our common stock at a purchase price equal to $4.6156 per share, which represented 120% of the 10-day volume-weighted average price of our common stock prior to signing, for aggregate gross proceeds of $25 million, or the Sobi Private Placement. The closing of the Sobi Private Placement occurred on July 31, 2020. The shares of common stock acquired in the Sobi Private Placement are subject to a one-year lock-up from closing, during which time Sobi is prohibited from selling or otherwise disposing of such shares.
On December 18, 2019, we entered into a Securities Purchase Agreement, or the 2019 Purchase Agreement, with purchasers including certain members of our board of directors. Pursuant to the 2019 Purchase Agreement, we sold (i) an aggregate of 37,634,883 shares of our common stock at a purchase price of $1.46 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Stock Market on December 18, 2019, (ii) warrants to purchase an aggregate of 22,988,501 shares of common stock at a purchase price equal to $0.125 per share underlying each warrant, and (iii) pre-funded warrants to purchase an aggregate of 8,342,128 shares of common stock at a purchase price equal to $1.46 per share underlying each pre-funded warrant, for aggregate net proceeds of approximately $65.6 million, after deducting approximately $4.4 million in placement agent commissions and other transaction costs. Each warrant has an exercise price per share of common stock equal to $1.46 per share. Each pre-funded warrant has an exercise price per share of common stock equal to $0.0001 per share. The closing of the offering occurred on December 23, 2019.
On August 19, 2019, we sold 3,178,174 shares of our common stock pursuant to a stock purchase agreement, or the 2019 Private Placement, to individual investors, including certain executive officers and members of the board of directors of Selecta for aggregate net proceeds of approximately $5.7 million, after deducting transaction costs, at a purchase price equal to $1.81 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Stock Market on August 19, 2019. The shares in the 2019 Private Placement were issued as “restricted securities” (as defined in Rule 144 of the Securities Act) and carry no registration rights that require or permit the filing of any registration statement.

Item 6. Selected Financial Data
Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” A discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
We are a clinical-stage biopharmaceutical company leveraging our ImmTOR™ immune tolerance platform with the goals of amplifying the efficacy of biologics, including enabling the re-dosing of life-saving gene therapies, and restoring self-tolerance in autoimmune diseases. Our ImmTOR platform encapsulates rapamycin, also known as sirolimus, an immunomodulator, in biodegradable nanoparticles and is designed to induce antigen-specific immune tolerance.
We believe ImmTOR has the potential to enhance the efficacy without compromising the safety of biologic therapies, improve product candidates under development, and enable novel therapeutic modalities. We have developed a portfolio of proprietary and collaboration-driven applications of ImmTOR, and we plan to continue to develop proprietary compounds and pursue collaboration-driven development in certain disease areas, which could include strategic collaborations, out-licensing, and in-licensing transactions.
Impact of COVID-19
We are closely monitoring how COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. Disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and the incurrence of unforeseen costs as a result of preclinical study or clinical trial delays. While the COVID-19 pandemic has not had a material impact on our clinical programs as of the date of this Annual Report on Form 10-K, it could have an impact on our ability to complete the Phase 3 DISSOLVE clinical program of SEL-212, and our ability to commence preclinical and clinical studies of our IgA nephropathy, gene therapy, and autoimmune disease programs, and our ability to obtain supply of both active drug substances and finished drug product as well as efficient execution of the overall supply chain for SEL-212 and our other programs. We have been proactively working with our CRO, clinical sites, and principal investigators to provide patients with more convenient locations to have their SUA measured for the primary endpoint of the study, such as at local laboratories or their homes, as well as alternative sites to receive infusions of study drug. We are also working with our primary and back-up suppliers for SEL-037 (pegadricase) and SEL-110 (ImmTOR) to ensure that we have adequate supply of our materials for both our clinical and preclinical programs. As of the date of this Annual Report on Form 10-K, we believe we will have adequate supply of all material necessary to conduct our Phase 3 DISSOLVE clinical program of SEL-212 in chronic refractory gout and to begin our clinical trial in gene therapy under our collaboration with AskBio.
At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and the impact of related responses. Any impact of COVID-19 on our business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors⸻The outbreak of COVID-19 may continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part I, Item 1A of this Annual Report on Form 10-K.

Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We do not have any products approved for sale and have not generated any product sales. All of our revenue to date has been collaboration and grant revenue.
Since inception, we have incurred significant operating losses. We incurred net losses of $68.9 million and $55.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $404.6 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:
•continue the research and development of our other product candidates as well as product candidates that we may be developing jointly with collaboration partners;
•seek to enhance our ImmTOR platform and discover and develop additional product candidates;
•seek to enter into collaboration, licensing and other agreements, including, but not limited to research and development, and/or commercialization agreements;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•potentially establish a sales, marketing and distribution infrastructure and scales-up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•maintain, expand and protect our intellectual property portfolio, including through licensing arrangements; and
•add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operations as a public company.
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
We believe that our existing cash, cash equivalents, short term investments, and restricted cash as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
The consolidated financial information presented below includes the accounts of Selecta Biosciences, Inc. and our wholly owned subsidiaries, Selecta (RUS) LLC, a Russian limited liability company, or Selecta (RUS), and Selecta Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.

Collaboration and grant revenue
To date, we have not generated any product sales. Our revenue consists of collaboration and grant revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. In addition, we earn revenue under the terms of government contracts or grants, which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amount of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For a further description of the agreements underlying our collaboration and grant-based revenue, see Notes 2 and 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Research and development
Our research and development expenses consist of external research and development costs, which we track on a program-by-program basis and primarily include CMO-related costs, fees paid to CROs and internal research and development costs, which are primarily compensation expenses for our research and development employees, lab supplies, analytical testing, allocated overhead costs and other related expenses. Our internal research and development costs are often devoted to expanding our programs and are not necessarily allocable to a specific target.
We have incurred a total of $295.3 million in research and development expenses from inception through December 31, 2020, with a majority of the expenses being spent on the development of SEL-212 and a prior nicotine vaccine candidate, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
In connection with our intention to focus on advancing our ImmTOR platform, we have ceased ongoing work on our immune stimulation programs SELA-070 and SEL-701, and currently do not have plans to move these programs forward or to perform any additional work on either of these programs.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Year ended December 31,
	2020	2019	2018
Research and development expenses (key projects and initiatives):
SEL-212	$32,288	$25,489	$22,770
AskBio collaboration	2,807	—	—
SELA-070	—	46	1,602
Discovery and preclinical stage product candidate programs, collectively	1,717	1,614	2,623
Other internal research and development expenses	17,693	15,594	20,692
Total research and development expenses	$54,505	$42,743	$47,687
On June 11, 2020, we and Sobi entered into the Sobi License. Pursuant to the Sobi License, clinical trial costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, will be reimbursed by Sobi. These costs, when reimbursed, will be recognized as revenue consistent with the revenue recognition methodology disclosed in Footnote 12. The reimbursable costs exclude any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212.
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
Other income (expense)
Other income (expense) was de minimis during each the years ended December 31, 2020, and 2018, and for the year ended December 31, 2019 it consists primarily of issuance fees associated with warrant liabilities.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of December 31, 2020 and 2019, we maintained cash of $0.3 million and $0.4 million, respectively, in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
Revenue
The following is a comparison of revenue for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2020	2019	(decrease)
Collaboration revenue	$16,597	$6,677	$9,920	149%
During the year ended December 31, 2020, collaboration revenue increased by $9.9 million, or 149%, from collaboration revenue generated in 2019. During the year ended December 31, 2020 we recognized $16.6 million under the license agreement with Sobi resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program and a de minimis amount recognized for shipments under the collaboration agreement with Sarepta. During the year ended December 31, 2019, we recognized $6.7 million in revenue upon expiration of the term for Spark to exercise additional target options that represented material rights and less than $0.1 million of revenue for two shipments to Spark under our collaboration agreement.
Research and development
The following is a comparison of research and development expenses for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2020	2019	(decrease)
Research and development	$54,505	$42,743	$11,762	28%
During the year ended December 31, 2020, our research and development expenses increased by $11.8 million, or 28%, as compared to 2019. The increase in cost was primarily the result of expenses incurred for the Phase 3 DISSOLVE clinical program for SEL-212, the Phase 2 COMPARE trial for SEL-212 and for the AskBio Collaboration.

General and administrative
The following is a comparison of general and administrative expenses for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2020	2019	(decrease)
General and administrative	$18,913	$16,389	$2,524	15%
During the year ended December 31, 2020, our general and administrative expenses increased by $2.5 million, or 15%, as compared to 2019. The increase in costs was the result of expenses for patent and professional fees offset by reduced consulting fees and travel expenses.
Investment income
Investment income was $0.3 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. The decrease reflects reduced interest rates.
Loss on extinguishment of debt
For the year ended December 31, 2020, we recognized a $0.5 million loss on extinguishment of the 2017 Term Loan (see Note 9).
Foreign currency transaction gain (loss)
We recognized minimal foreign currency gains of less than $0.1 million and minimal losses of less than $0.1 million during the years ended December 31, 2020 and 2019, respectively.
Interest expense
Interest expense was $1.6 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the year ended December 31, 2020, we recognized a $10.4 million charge for the increase in the fair value of warrant liabilities utilizing the Black-Scholes valuation methodology. The increase in value was primarily driven by an increase in the share price and volatility (see Note 5). For the year ended December 31, 2019, we recognized $0.9 million as a change in the fair value of warrant liabilities primarily driven by an increase in the share price from issuance.
Other income (expense)
Other income (expense) was $0.1 million and ($1.3 million) for the years ended December 31, 2020 and 2019, respectively. The other expense during 2019 was the result of fees incurred as a result of the issuance of liability classified common warrants in our December 2019 private placement.
Net Loss
Net loss for the year ended December 31, 2020 was $68.9 million compared to $55.4 million for the year ended December 31, 2019.

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
From our inception through December 31, 2020, we have raised an aggregate of $549.1 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $36.7 million from borrowings under our credit facility, $165.9 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering, $149.3 million in combined net proceeds from private placements and follow-on offerings of our common stock, and $3.1 million in aggregate net proceeds from “at-the-market” offerings of our common stock.

Collaborations
On October 8, 2020, we entered into the IGAN Agreement, and paid IGAN a $0.5 million one-time up-front payment.
On June 13, 2020, we entered into the Sarepta Agreement. We received a $2.0 million upfront payment.
On June 11, 2020, we entered into the Sobi License. Sobi paid us a one-time, up-front payment of $75 million, and upon the closing of the Sobi Private Placement, we received an additional $25 million from Sobi in consideration for Sobi’s purchase of our common stock at $4.6156 per share. We are eligible to receive $630 million in milestone payments upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Additionally, Sobi has agreed to fund the Phase 3 clinical program of SEL-212, which commenced in September 2020. We expect this to substantially reduce our annual operating expenses.
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
Financings
In August 2017, we entered into a sales agreement, or the 2017 Sales Agreement, with Jefferies LLC, as sales agent, to sell shares of our common stock with an aggregate value of up to $50 million in an “at-the-market” offering. In August 2020, concurrent with the filing of a new shelf registration statement, we entered into a new sales agreement, or the 2020 Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an “at-the-market” offering. The 2017 Sales Agreement terminated pursuant to its terms in August 2020.
Sales of common stock, if any, pursuant to the 2020 Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Stock Market or on any other existing trading market for our common stock. We intend to use the proceeds from the offering for working capital and other general corporate purposes. We may suspend or terminate the 2020 Sales Agreement at any time.
From August 11, 2017, the date we entered into the 2017 Sales Agreement, to December 31, 2019, we sold 615,453 shares of our common stock pursuant to the 2017 Sales Agreement at an average price of approximately $1.84 per share for aggregate net proceeds of $1.0 million, after deducting commissions and other transaction costs. During the year ended December 31, 2020, we sold 1,069,486 shares of our common stock pursuant to the 2017 Sales Agreement and 2020 Sales Agreement, as applicable, at an average price of approximately $2.16 per share for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
As of December 31, 2020, our cash, cash equivalents, and restricted cash were $140.1 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
In addition to our existing cash equivalents, we receive research and development funding pursuant to our collaboration agreements. Currently, funding from payments under our collaboration agreements represent our only source of committed external funds.
Indebtedness
On August 31, 2020, we entered into a term loan of up to $35.0 million, consisting of term loans in an aggregate amount of $25.0 million, or the Term A Loan, and term loans in an aggregate amount of $10.0 million, or the Term B Loan, governed by a loan and security agreement among us and Oxford, as collateral agent and a lender, and SVB, as a lender. The Term A Loan was funded in full on August 31, 2020, the proceeds of which were used to repay our previously existing 2017 Term Loan and for general corporate and working capital purposes. The Term B Loan will be available, subject to the collateral agent’s discretion and customary terms and conditions, during the period commencing on the date we have delivered to Oxford and SVB evidence: (i) we or one of the our collaboration partners has enrolled its first randomized patient for a Phase 1 clinical trial evaluating the treatment of MMA, and (ii) we have enrolled the first patient in each of two Phase 3 pivotal trials evaluating SEL-212, or the Second Draw Period Milestone, and ending on the earliest of (i) the date which is thirty (30) days following the date the Second Draw Period Milestone is achieved, (ii) September 30, 2021 (iii) and the occurrence of an event of default, other than an event of default that has been waived in writing by Oxford and SVB in their sole discretion. Because we have enrolled the first patient in each of our two Phase 3 trials for SEL-212, the Second Draw Period Milestone has been achieved, and we expect the Term B Loan will be available to be drawn, once we or AskBio enroll the first randomized patient in our planned Phase 1 clinical trial evaluating the treatment of MMA.

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
The events of default under the 2020 Term Loan include, but are not limited to, our failure to make any payments of principal or interest under the 2020 Term Loan or other transaction documents, our breach or default in the performance of any covenant under the 2020 Term Loan or other transaction documents, the occurrence of a material adverse event, making a false or misleading representation or warranty in any material respect under the 2020 Term Loan, our insolvency or bankruptcy, any attachment or judgment on our assets of at least approximately $0.5 million, or the occurrence of any default under any of our agreements or obligations involving indebtedness in excess of approximately $0.5 million. If an event of default occurs, Oxford and SVB are entitled to take enforcement action, including acceleration of amounts due under the 2020 Term Loan. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
For a further description of the 2020 Term Loan, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
As of December 31, 2020, we had an accumulated deficit of $404.6 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, and restricted cash as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the number of product candidates that we pursue;
•our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;
•the cost of manufacturing clinical supplies of our product candidates;
•our headcount growth and associated costs;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•the effect of competing technological and market developments; and
•the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.
As noted above, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity future funding requirements is uncertain as of the filing date of this Annual Report on Form 10-K as this continues to evolve globally.

Summary of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash provided by (used in):
Operating activities	$34,881	$(51,435)	$(59,161)
Investing activities	(741)	229	25,272
Financing activities	14,431	105,041	697
Effect of exchange rate changes on cash	(58)	34	(153)
Net change in cash, cash equivalents, and restricted cash	$48,513	$53,869	$(33,345)

Operating activities
Net cash provided by operating activities for the year ended December 31, 2020 was $34.9 million compared to $51.4 million used in the same period in 2019. The increase in net cash provided by operating activities was primarily due to the recognition of $94.1 million in deferred revenue, and a $2.8 million change in accounts receivable, offset by a $0.4 million change in accrued expenses and other liabilities, and $7.1 million changes in prepaid expenses, deposits and other assets and accounts payable when compared to the prior year and a $3.2 million increase in recorded net loss after adjusting for non-cash items.
Investing activities
Net cash used in investing activities for the year ended December 31, 2020 was $0.7 million compared to net cash provided by investing activities of $0.2 million in the same period in 2019. The net cash used in investing activities in 2020 was to purchase property and equipment.
The net cash provided by investing activities in 2019 was the result of purchases of short-term investments of $18.2 million, offset by $16.4 million of maturities and $2.0 million of sales of short term investments.
Financing activities
Net cash provided by financing activities for the year ended December 31, 2020 was $14.4 million compared to net cash provided by financing activities of $105.0 million in the same period in 2019. The net cash provided by financing activities in 2020 was the result of $10.3 million from the Sobi Private Placement, $24.7 million from the Term A Loan, $2.1 million net proceeds from “at-the-market” offerings, and $1.0 million proceeds from warrant exercises, offset by $4.4 million of issuance costs paid for December 2019 financing and $19.3 million principal payment on outstanding debt.
The net cash provided by financing activities in 2019 was the result of $30.9 million net proceeds from an underwritten follow-on offering of our common stock in January, $75.7 million net proceeds from private placement offerings in August and December and $1.0 million net proceeds from “at-the-market” offerings, offset by $2.8 million principal payment on outstanding debt.

Research and development contract obligations
Under our license agreement with MIT, milestone payments are due upon the occurrence of certain events and royalty payments commence upon our commercialization of a product. As of December 31, 2020, contractual obligations were $0.4 million. We have assumed license payments are fully offset by royalty payments in 2028.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Clinical Trial Costs
Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these costs to third parties. Third party clinical trial expenses include patient costs, clinical research organization costs and costs for data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued clinical trial cost. These third party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. We also record accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by us. The historical clinical accrual estimates made by us have not been materially different from the actual costs.
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
Collaboration and Grant Revenue: We currently generate our revenue through grants, collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. Grants and license agreements with customers are accounted for in accordance with ASC 606. We analyze collaboration arrangements by first assessing whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), and evaluate whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. Collaboration agreements with customers that are not within the scope of ASC 808 are accounted for in accordance with ASC 606. To the extent the collaboration agreement is within the scope of ASC 808, we also assess whether any aspects of the agreement are within the scope of other accounting literature (specifically ASC 606). We early adopted ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which provides guidance on evaluating certain transactions between collaborative arrangement participants. If we conclude that some or all aspects of the agreement are distinct and represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC 606. We recognize the shared costs incurred that are not within the scope of other accounting literature as a component of the related expense in the period incurred by analogy to ASC 730, Research and Development (ASC 730), and record reimbursements from counterparties as an offset to the related costs. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreements in accordance with ASC 606, we perform the five steps above. As part of the accounting for the arrangement, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.
The terms of our arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost-sharing of research and development expenses; and (v) profit/loss sharing arising from co-promotion arrangements.
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
Milestone Payments: At the inception of each arrangement that includes developmental and regulatory milestone payments, we evaluate whether the achievement of each milestone specifically relates to our efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of our efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service. If the milestone payment is not specifically related to our effort to satisfy a performance obligation or transfer a distinct good or service, the amount is allocated to all performance obligations using the relative standalone selling price method. We also evaluate the milestones to determine whether they are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated, otherwise, such amounts are constrained and excluded from the transaction price. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the transaction price. Any such adjustments to the transaction price are allocated to the performance obligations on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation shall be recognized as revenue, or as a reduction of revenue, in the period in which the transaction price changes.
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
Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied) in accordance with the royalty recognition constraint.
Warrant Liabilities
In December 2019, we issued common warrants in connection with a securities purchase agreement between us and a group of institutional investors and certain members of our board of directors. Pursuant to the terms of these common warrants, we could be required to settle the common warrants in cash in the event of certain acquisitions of us and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. We recorded the fair value of the common warrants of $40.7 million upon issuance using the Black-Scholes valuation model, and are required to revalue the common warrants at each reporting date with any changes in fair value recorded on our statement of operations. Inputs used to determine estimated fair value of the common warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. As of December 31, 2020, the fair value of the common warrants of $28.7 million was recorded as a long-term liability on our balance sheet, which resulted in a change in fair value of $10.4 million for the year ended December 31, 2020.
Stock-Based Compensation
We account for all stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation is measured at the grant date fair value using the Black-Scholes option pricing model and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of estimated forfeitures. To the extent that actual forfeitures differ from management’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were adjusted. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that ultimately vest.
Emerging Growth Company Status
The JOBS Act permits an ‘‘emerging growth company’’ such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We will remain an emerging growth company until December 31, 2021, the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of our common stock. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.07 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2020 and 2019, we had cash, cash equivalents, restricted cash and investments of $140.1 million and $91.6 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and investments, and our current plan to hold investments to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. As of December 31, 2020, we held cash and cash equivalents totaling $0.3 million in Russian banks to support our Russian subsidiary, all of which were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements together with the report of our independent registered public company accounting firm, required to be filed pursuant to this Item 7 are appended to this Annual Report on Form 10-K. An index of those consolidated financial statements is found in Item 15 of this Annual Report on Form 10-K.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Business Conduct and Ethics on our website at www.selectabio.com in the “Investors & Media” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as the Nasdaq Stock Market LLC’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
The information required by this Item is contained in part under the caption “Information about our Executive Officers” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this item will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Proposal 1⸻Election of Directors,” “Delinquent Section 16(a) Reports,” and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item regarding executive compensation will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation⸻Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Committees of the Board” and “Certain Relationships” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item regarding principal accountant fees and services will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-211555	4.2	5/24/2016
4.2	Form of Warrant to Purchase Shares of Series D Preferred Stock, dated August 9, 2013 or July 25, 2014, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.5	5/24/2016
4.3	Form of Warrant to Purchase Shares of Series E Preferred Stock, dated December 31, 2015, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.6	5/24/2016
4.4	Common Stock Purchase Warrant, dated June 27, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	4.1	6/28/2017

4.5	Registration Rights Agreement, dated December 23, 2019, by and among the Registrant and the Investors named therein	8-K	001-37798	10.2	12/26/2019
4.6	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	4.1	8/6/2020
4.7	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ), as amended on November 4, 2020	10-Q	001-37798	4.2	11/5/2020
4.8	Form of Common Stock Purchase Warrant, dated December 23, 2019	8-K	001-37798	4.1	12/26/2019
4.9	Form of Pre-Funded Common Stock Purchase Warrant, dated December 23, 2019	8-K	001-37798	4.2	12/26/2019
4.10	Form of Warrant to Purchase Stock, dated August 31, 2020, issued by Selecta Biosciences, Inc. to Oxford Finance LLC and Silicon Valley Bank, together with a schedule of warrants.	8-K	001-37798	4.1	9/3/2020
4.11	Description of Securities					*
10.1#	2016 Incentive Award Plan and form of award agreements thereunder	S-1/A	333-211555	10.2	6/8/2016
10.2#	2016 Employee Stock Purchase Plan	S-1/A	333-211555	10.3	6/8/2016
10.3#	2018 Employment Inducement Incentive Award Plan, amended and restated, and forms agreement thereunder	S-8	333-230501	10.1	3/25/2019
10.4#	2008 Stock Incentive Plan and form of award agreements thereunder	S-1/A	333-211555	10.1	6/20/2016
10.5#	Non-Employee Director Compensation Program	10-Q	001-37798	10.1	5/7/2020
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1	333-211555	10.5	5/24/2016
10.7(a)†	Exclusive Patent License Agreement, dated as of November 25, 2008, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(a)	5/24/2016
10.7(b)†	First Amendment to Exclusive Patent License Agreement, dated as of January 12, 2010, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(b)	5/24/2016
10.7(c)†	Letter Agreement, dated as of November 27, 2012, by and among the Registrant, Massachusetts Institute of Technology and Sanofi	S-1	333-211555	10.7(c)	5/24/2016
10.7(d)†	Letter Amendment, dated as of November 27, 2012, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(d)	5/24/2016
10.7(e)†	Second Amendment to Exclusive Patent License Agreement, dated as of August 29, 2013, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(e)	5/24/2016

10.7(f)†
Third Amendment to Exclusive Patent License Agreement, entered into on November 21, 2016 and effective as of November 18, 2016, by and between the Massachusetts Institute of Technology and the Registrant
		8-K/A	001-37798	10.3(a)	12/14/2016
10.7(g)†	Letter Agreement, dated as of December 2, 2016, by and between the Massachusetts Institute of Technology and the Registrant	8-K/A	001-37798	10.3(b)	12/14/2016
10.7(h)†	Letter Agreement, dated as of December 2, 2016, by and among Spark Therapeutics, Inc., the Massachusetts Institute of Technology and the Registrant	8-K/A	001-37798	10.3(c)	12/14/2016
10.7(i)†	Fourth Amendment to Exclusive Patent License Agreement, entered into on December 13, 2019, by and between the Massachusetts Institute of Technology and the Registrant	10-K	001-37798	10.7(i)	3/12/2020
10.7(j)†	Fifth Amendment to Exclusive Patent License Agreement, dated as of May 15, 2020, by and between the Registrant and the Massachusetts Institute of Technology	10-Q	001-37798	10.1	8/6/2020
10.8†	Amended and Restated License Agreement, dated as of May 31, 2017, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	10-Q	001-37798	10.6	8/11/2017
10.9†	Manufacturing Services Agreement, dated as of August 1, 2014, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	S-1	333-211555	10.10	5/24/2016
10.10†	Lease, dated as of September 30, 2008, as amended by the First Amendment, dated as of July 12, 2011, the Second Amendment, dated as of October 11, 2011 and the Third Amendment, dated as of April 6, 2015, by and between the Registrant and ARE-480 Arsenal Street, LLC	S-1	333-211555	10.13	5/24/2016
10.11†	Fourth Amendment to Lease, dated August 21, 2016, by and between ARE-480 Arsenal Street LLC and Selecta Biosciences, Inc.	8-K	001-37798	10.1	9/14/2016
10.12	Lease Agreement by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated July 23, 2019	10-Q	001-37798	10.3	11/8/2019
10.13#	Employment Agreement, dated as of September 25, 2018, by and between the Registrant and Carsten Brunn, Ph.D.	8-K	001-37798	10.2	9/27/2018
10.14#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Takashi Kei Kishimoto	S-1/A	333-211555	10.18	6/8/2016
10.15#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Lloyd P. M. Johnston, Ph.D.	S-1/A	333-211555	10.21	6/8/2016
10.16#	Employment Agreement, dated as of August 12, 2019, by and between the Registrant and Bradford D. Dahms	10-Q	001-37798	10.1	11/8/2019

10.17#	Employment Agreement, dated as of July 31, 2020, by and between the Registrant and Peter G. Traber, M.D	10-Q	001-37798	10.1	11/5/2020
10.18†	Stock Purchase Agreement, dated as of December 2, 2016, by and between Spark Therapeutics, Inc. and the Registrant	8-K/A	001-37798	10.2	12/14/2016
10.19†	Feasibility Study and License Agreement by and between Asklepios BioPharmaceutical, Inc. and Selecta Biosciences, Inc. dated August 6, 2019	10-Q	001-37798	10.2	11/8/2019
10.20†	License and Development Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	10.2	8/6/2020
10.21	Securities Purchase Agreement, dated June 26, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	10.2	6/28/2017
10.22	Stock Purchase Agreement, dated August 19, 2019, by and among the Registrant and the Investors named therein	8-K	001-37798	10.1	8/20/2019
10.23	Securities Purchase Agreement, dated December 18, 2019, by and among the Registrant and the Investors named therein	8-K	001-37798	10.1	12/26/2019
10.24	Stock Purchase Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	10.3	8/6/2020
10.25	Loan and Security Agreement, dated August 31, 2020, between Selecta Biosciences, Inc., Oxford Finance LLC, as Collateral Agent and as a lender, and Silicon Valley Bank, as a lender.	8-K	001-37798	10.1.1	9/3/2020
21.1	Subsidiaries of Selecta Biosciences, Inc.	S-1	333-211555	21.1	5/24/2016
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24h-2 under the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTA BIOSCIENCES, INC.

Date: March 12, 2021	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carsten Brunn, Ph.D.	President and Chief Executive Officer, and Director	March 12, 2021
Carsten Brunn, Ph.D.	(Principal Executive Officer)

/s/ Bradford D. Dahms	Chief Financial Officer	March 12, 2021
Bradford D. Dahms	(Principal Financial and Accounting Officer)

/s/ Carrie S. Cox	Director	March 12, 2021
Carrie S. Cox

/s/ Goran A. Ando, M.D.	Director	March 12, 2021
Goran A. Ando, M.D.

/s/ Timothy C. Barabe	Director	March 12, 2021
Timothy C. Barabe

/s/ Scott D. Myers	Director	March 12, 2021
Scott D. Myers

/s/ Aymeric Sallin	Director	March 12, 2021
Aymeric Sallin

/s/ Timothy Springer, Ph.D.	Director	March 12, 2021
Timothy Springer, Ph.D.

/s/ Patrick Zenner	Director	March 12, 2021
Patrick Zenner

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Selecta Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Selecta Biosciences, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Boston, Massachusetts
March 12, 2021

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$138,685	$89,893
Restricted cash	—	279
Accounts receivable	7,224	5,000
Prepaid expenses and other current assets	5,434	1,495
Total current assets	151,343	96,667
Property and equipment, net	1,395	1,222
Right-of-use asset, net	10,948	301
Long-term restricted cash	1,379	1,379
Other assets	370	—
Total assets	$165,435	$99,569
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$443	$500
Accrued expenses	8,146	13,492
Loan payable	—	18,905
Lease liability	908	372
Deferred revenue	72,050	1,674
Total current liabilities	81,547	34,943
Non-current liabilities:
Loan payable, net of current portion	24,793	—
Lease liability	9,647	—
Deferred revenue	38,746	14,680
Warrant liabilities	28,708	41,549
Total liabilities	183,441	91,172
Commitments and contingencies (Note 17)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 108,071,249 and 86,325,547 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	11	9
Additional paid-in capital	391,175	348,664
Accumulated deficit	(404,629)	(335,753)
Accumulated other comprehensive loss	(4,563)	(4,523)
Total stockholders’ (deficit) equity	(18,006)	8,397
Total liabilities and stockholders’ (deficit) equity	$165,435	$99,569
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018

Grant and collaboration revenue	$16,597	$6,677	$903
Operating expenses:
Research and development	54,505	42,743	47,687
General and administrative	18,913	16,389	18,238
Total operating expenses	73,418	59,132	65,925
Loss from operations	(56,821)	(52,455)	(65,022)
Investment income	260	834	1,050
Loss on extinguishment of debt	(461)	—	—
Foreign currency transaction gain (loss), net	56	(47)	120
Interest expense	(1,556)	(1,519)	(1,494)
Change in fair value of warrant liabilities	(10,443)	(857)	—
Other income (expense), net	89	(1,306)	10
Net loss	(68,876)	(55,350)	(65,336)

Other comprehensive loss:
Foreign currency translation adjustment	(40)	34	(153)
Unrealized gain on securities	—	—	16
Total comprehensive loss	$(68,916)	$(55,316)	$(65,473)

Net loss per share:
Basic and diluted	$(0.68)	$(1.22)	$(2.92)
Weighted average common shares outstanding:
Basic and diluted	101,202,176	45,548,511	22,389,286
 The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Amounts in thousands, except share data)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid-in	Accumulated	comprehensive	(Deficit)
	Shares	Amount	capital	deficit	loss	Equity
Balance at December 31, 2017	22,343,254	$3	$273,128	$(216,897)	$(4,420)	$51,814
Adoption of new accounting principle	—	—	—	1,830	—	1,830
Issuance of common stock under Employee Stock Purchase Plan	24,738	—	196	—	—	196
Issuance of common stock upon exercise of options	103,784	—	501	—	—	501
Stock-based compensation expense	—	—	5,714	—	—	5,714
Currency translation adjustment	—	—	—	—	(153)	(153)
Unrealized gains on securities	—	—	—	—	16	16
Net loss	—	—	—	(65,336)	—	(65,336)
Balance at December 31, 2018	22,471,776	$3	$279,539	$(280,403)	$(4,557)	$(5,418)
Issuance of common stock under Employee Stock Purchase Plan	17,205	—	28	—	—	28
Issuance of common stock upon exercise of options	125,600	—	150	—	—	150
Issuance of vested restricted stock units	93,750	—	—	—	—	—
Issuance of common stock, net	22,188,706	2	30,940	—	—	30,942
Issuance of common stock through at-the-market offering, net	615,453	—	1,006	—	—	1,006
Issuance of common stock through private placement	3,178,174	—	5,715	—	—	5,715
Issuance of common stock, pre-funded warrants and warrants through private placement	37,634,883	4	26,125	—	—	26,129
Stock-based compensation expense	—	—	5,161	—	—	5,161
Currency translation adjustment	—	—	—	—	34	34
Net loss	—	—	—	(55,350)	—	(55,350)
Balance at December 31, 2019	86,325,547	$9	$348,664	$(335,753)	$(4,523)	$8,397
Issuance of common stock under Employee Stock Purchase Plan	110,212	—	184	—	—	184
Issuance of common stock upon exercise of options	76,128	—	193	—	—	193
Issuance of vested restricted stock units	93,750	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	1,069,486	—	2,108	—	—	2,108
Issuance of common stock through private placement	5,416,390	—	10,268	—	—	10,268
Issuance of common stock upon exercise of pre-funded warrants	8,342,128	1	—	—	—	1
Issuance of common stock upon exercise of common warrants	6,637,608	1	24,262	—	—	24,263
Other financing fees	—	—	(370)	—	—	(370)
Issuance of common warrants with long-term debt, net	—	—	444	—	—	444
Stock-based compensation expense	—	—	5,422	—	—	5,422
Currency translation adjustment	—	—	—	—	(40)	(40)
Net loss	—	—	—	(68,876)	—	(68,876)
Balance at December 31, 2020	108,071,249	$11	$391,175	$(404,629)	$(4,563)	$(18,006)
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(68,876)	$(55,350)	$(65,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	734	726	975
Accretion of discounts on investments	—	(154)	(101)
Non-cash lease expense	1,127	1,301	—
(Gain) loss on disposal of property and equipment	(52)	104	(81)
Stock-based compensation expense	5,422	5,161	5,714
Non-cash interest expense	620	402	449
Warrant liabilities revaluation	10,443	857	—
Loss on extinguishment of debt	461	—	—
Net realized losses on investments	—	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,224)	(5,000)	—
Prepaid expenses, deposits and other assets	(4,418)	3,179	(2,631)
Accounts payable	(57)	(600)	(516)
Deferred revenue	94,462	337	(101)
Accrued expenses and other liabilities	(2,761)	(2,397)	2,467
Net cash provided by (used in) operating activities	34,881	(51,435)	(59,161)
Cash flows from investing activities
Receipts from the maturity of short-term investments	—	16,350	41,655
Purchases of short-term investments	—	(18,188)	(15,598)
Sale of short term investments	—	1,992	—
Purchases of property and equipment	(815)	(47)	(884)
Proceeds from the sale of property and equipment	74	122	99
Net cash (used in) provided by investing activities	(741)	229	25,272
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of expenses	24,736	—	—
Repayments of principal on outstanding debt	(19,313)	(2,800)	—
Net proceeds from issuance of common stock	—	30,942	—
Net proceeds from issuance of common stock- at-the-market offering	2,108	1,006	—
Net proceeds from issuance of common stock- private placement	10,268	5,715	—
Issuance costs paid for December 2019 financing	(4,381)	—	—
Other financing fees	(343)	—	—
Net proceeds from exercise of pre-funded and common warrants	979	70,000	—
Proceeds from exercise of stock options	193	150	501
Proceeds from issuance of common stock under Employee Stock Purchase Plan	184	28	196
Net cash provided by financing activities	14,431	105,041	697
Effect of exchange rate changes on cash	(58)	34	(153)
Net change in cash, cash equivalents, and restricted cash	48,513	53,869	(33,345)
Cash, cash equivalents, and restricted cash at beginning of period	91,551	37,682	71,027
Cash, cash equivalents, and restricted cash at end of period	$140,064	$91,551	$37,682
Supplement cash flow information
Cash paid for interest	$1,018	$1,223	$1,134
Noncash investing and financing activities
Cashless warrant exercise	$21,790	$—	$—
Reclassification of warrant liability to equity upon exercise of warrants	$1,494	$—	$—
Fair value of warrants issued in connection with issuance of long-term debt	$444	$—	$—
Purchase of property and equipment not yet paid	$4	$—	$145
Equity offering costs in accrued liabilities	$27	$4,381	$—
Unrealized gain on marketable securities	$—	$—	$16
Debt issuance costs in accrued liabilities	$2	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation
Selecta Biosciences, Inc. (the “Company”) was incorporated in Delaware on December 10, 2007, and is based in Watertown, Massachusetts. The Company is a clinical-stage biopharmaceutical company leveraging its ImmTOR™ immune tolerance platform with the goals of amplifying the efficacy of biologics, including enabling the re-dosing of life-saving gene therapies, and restoring self-tolerance in autoimmune diseases. The Company's ImmTOR platform encapsulates rapamycin, also known as sirolimus, an immunomodulator, in biodegradable nanoparticles and is designed to induce antigen-specific immune tolerance. The Company believes ImmTOR has the potential to enhance the efficacy without compromising the safety of biologic therapies, improve product candidates under development, and enable novel therapeutic modalities. Since inception, the Company has devoted its efforts principally to research and development of its technology and product candidates, recruiting management and technical staff, acquiring operating assets, and raising capital.
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
As of December 31, 2020, the Company’s cash, cash equivalents and restricted cash were $140.1 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents, and restricted cash as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. The Company has incurred losses and negative cash flows from operating activities since inception. As of December 31, 2020, the Company had an accumulated deficit of $404.6 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2020, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Selecta (RUS), LLC, or Selecta (RUS), a Russian limited liability corporation, and Selecta Biosciences Security Corporation, a Massachusetts Security Corporation. All significant intercompany accounts and transactions have been eliminated.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers many factors in selecting appropriate financial accounting policies and controls, and bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: revenue recognition, the valuation of its warrant liabilities and estimating accrued research and development expenses. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
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
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the year ended December 31, 2020, there were no realized losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.
As of December 31, 2020, the Company had restricted cash balances relating to a secured letter of credit in connection with its Headquarters Lease (as defined in Note 8). The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$138,685	$89,893	$37,403
Short-term restricted cash	—	279	—
Long-term restricted cash	1,379	1,379	279
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$140,064	$91,551	$37,682

Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term deposits and investments, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially creditworthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk. As an integral part of operating its Russian subsidiary, the Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of December 31, 2020, the Company maintained approximately $0.3 million in Russian bank accounts, all of which was held in U.S. dollars.
The Company did not have any off-balance sheet arrangements as of December 31, 2020 and December 31, 2019.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, restricted cash, accounts payable, loans payable, and common warrants. The carrying amounts of cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities. At December 31, 2020, given the recent issuance of the Term A Loan under the 2020 Term Loan (each, as defined below), the Company believes the carrying value approximates the fair value of the loan.
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
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the years ended December 31, 2020 or December 31, 2019.

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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available, which is at the entity level (“asset group”). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Based on management's evaluation, the fair value of the asset group, measured as the market capitalization of the Company exceeds its carrying value, and for this reason the Company did not recognize any material impairment losses during the years ended December 31, 2020 and 2019.
Debt Issuance Costs
Debt issuance costs and fees paid to lenders are classified as a debt discount and are recorded as a direct deduction from the face amount of the related debt. Issuance costs paid to third parties that are the direct result of the debt issuance are capitalized as a direct deduction from the face amount of the related debt. Debt issuance costs are amortized over the term of the related debt using the effective interest method and recorded as interest expense.
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in the equity of a business entity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) consists of: (i) all components of net loss and (ii) all components of comprehensive loss other than net loss, referred to as other comprehensive loss. Other comprehensive loss is comprised of foreign currency translation adjustments.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Swedish Orphan Biovitrum (“Sobi”), Asklepios Biopharmaceutical, Inc. (“AskBio”), Sarepta Therapeutics, Inc. (“Sarepta”), and Spark Therapeutics, Inc. (“Spark”) (see Note 12) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
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
Research and Development Costs
Costs incurred in the research and development of the Company’s products are expensed as incurred. Research and development expenses include costs incurred in performing research and development activities, including salaries and benefits, stock-based compensation expenses, facilities cost, overhead costs, contract services, supplies and other outside costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

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
On June 11, 2020, we and Sobi entered into a license and development agreement (the “Sobi License”). Pursuant to the Sobi License, clinical trial costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, will be reimbursed by Sobi. These costs, when reimbursed, will be recognized as revenue consistent with the revenue recognition methodology disclosed in Footnote 12. The reimbursable costs exclude any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212.
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
Stock-Based Compensation
The Company accounts for all stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation is measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of estimated forfeitures. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were adjusted. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that ultimately vest.
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
Not Yet Adopted
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. This ASU is effective for public entities for fiscal years beginning after December 15, 2020. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.
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

3. Marketable Securities
As of December 31, 2020, and December 31, 2019, the Company did not have marketable securities.

4. Net Loss Per Share
The Company has reported a net loss for the years ended December 31, 2020, 2019 and 2018. For this reason basic and diluted net loss per share are the same for all periods presented. Since the shares underlying the 8,342,128 pre-funded warrants were issuable for little or no consideration, they were considered outstanding for both basic and diluted earnings per share. During the second quarter 2020, all 8,342,128 pre-funded warrants were exercised, but had no effect on basic and diluted shares at exercise because all were included in both basic and diluted from the period of issuance. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per-share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to common stockholders	$(68,876)	$(55,350)	$(65,336)
Denominator:
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	101,202,176	45,548,511	22,389,286
Net loss per share attributable to common stockholders —basic and diluted	$(0.68)	$(1.22)	$(2.92)

All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	Year Ended December 31,
	2020	2019	2018
Stock options to purchase common stock	7,775,249	6,796,669	4,093,979
Unvested restricted stock units	87,500	181,250	175,000
Stock warrants to purchase common stock	12,378,016	23,084,120	95,619
Total	20,240,765	30,062,039	4,364,598

5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of December 31, 2020 and December 31, 2019, and indicate the level within the fair value hierarchy where each measurement is classified. Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$80,576	$80,576	$—	$—
Total	$80,576	$80,576	$—	$—

Liabilities:
Warrant liabilities	$28,708	$—	$—	$28,708
Total	$28,708	$—	$—	$28,708

	December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$50,401	$50,401	$—	$—
Total	$50,401	$50,401	$—	$—

Liabilities:
Warrant liabilities	$41,549	$—	$—	$41,549
Total	$41,549	$—	$—	$41,549

As of December 31, 2020 and December 31, 2019, the money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
Assumptions Used in Determining Fair Value of Common Warrants
In December 2019, the Company issued common warrants in connection with a private placement of common shares. Pursuant to the terms of the common warrants, the Company could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. The Company recorded the fair value of the common warrants upon issuance using the Black-Scholes valuation model and is required to revalue the common warrants at each reporting date with any changes in fair value recorded in the statement of operations. The valuation of the common warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations for the year ended December 31, 2020.
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
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrant liability is as follows:

December 31,
2020
Risk-free interest rate	0.36%
Dividend yield	—
Expected life (in years)	3.98
Expected volatility	98.63%
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10), for the year ended December 31, 2020 (in thousands):

Warrant liabilities
Fair value as of December 31, 2019	$41,549
Exercises	(23,284)
Change in fair value	10,443
Fair value as of December 31, 2020	$28,708

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Laboratory equipment	$4,427	$4,836
Computer equipment and software	532	515
Leasehold improvements	38	278
Furniture and fixtures	327	237
Office equipment	163	135
Construction in process	163	2
Total property and equipment	5,650	6,003
Less accumulated depreciation	(4,255)	(4,781)
Property and equipment, net	$1,395	$1,222
Depreciation expense was $0.6 million, $0.7 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the fourth quarter of 2020, capitalized website development costs of $0.1 million were recorded within construction in process. The Company recorded accelerated depreciation costs of less than $0.1 million in the reported property and equipment for the year ended December 31, 2020 relating to the new corporate headquarters move in 2020.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Payroll and employee related expenses	$3,049	$2,235
Collaboration and licensing	1,350	1,050
Accrued patent fees	534	487
Accrued external research and development costs	2,029	4,379
Accrued professional and consulting services	798	468
Accrued interest	170	82
Issuance costs, December 2019 financing	—	4,381
Other	216	410
Accrued expenses	$8,146	$13,492

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
As a practical expedient permitted under ASC 842, the Company elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee. Lease payments, which may include lease and non-lease components, were included in the measurement of the Company’s lease liabilities to the extent that such payments were either fixed amounts or variable amounts dependent upon on a rate or index as stipulated in the lease contract.
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
480 Arsenal Way Lease
The Company had a non-cancellable operating lease for its laboratory and office space located at 480 Arsenal Way, Watertown, Massachusetts, or the Prior Headquarters Lease. Pursuant to the Prior Headquarters Lease, the landlord provided the Company a tenant improvement allowance of up to $0.7 million, which the Company fully utilized during 2012. The leasehold improvements were capitalized as a component of property and equipment. In connection with the Prior Headquarters Lease, the Company had a letter of credit for $0.3 million which renewed automatically each year and was classified in restricted cash. In August 2016, the Company signed an amendment to the Prior Headquarters Lease, which extended the term through March 31, 2020. In March 2020, the Company signed an amendment to extend the lease term one additional month to April 30, 2020. The right-of-use asset and lease liability were remeasured and recorded based on the change in the lease term in which the net impact was immaterial.
75 North Beacon Street Lease
In October 2017, the Company entered into a lease for approximately 5,100 square feet of additional office space located at 75 North Beacon Street, Watertown, Massachusetts, or the 75 North Beacon Lease for a term through March 31, 2020. On January 11, 2019, the Company vacated 75 North Beacon Street, Watertown, MA and consolidated all employees at its then- corporate headquarters at 480 Arsenal Way, Watertown, MA. The right-of-use asset with carrying amount of $0.2 million attributable to the 75 North Beacon Lease was written down to zero during the first quarter of 2019.
65 Grove Street Lease
In July 2019, the Company entered into a lease for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts, or the Headquarters Lease. As part of the Headquarters Lease, the Company incurred $0.8 million in non-reimbursable construction costs. The lease began in March 2020, consistent with when the Company took control of the office space and the lease term is 8 years. The discount rate of 8.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods. Rent payments began in May 2020, and the base rent for the first year is $0.2 million per month. In connection with the Headquarters Lease, the Company secured a letter of credit from Silicon Valley Bank for $1.4 million which renews automatically each year. The Company recorded the right-of-use asset and operating lease liabilities of $11.8 million during the three months ended March 31, 2020 as control of the premises was transferred to the Company.
Moscow, Russia Lease
The Company has a month-to-month facility agreement for its Moscow, Russia office. Rent expense is recognized as incurred.

Rent expense for the years ended December 31, 2020, 2019 and 2018 was $2.7 million, $2.1 million and $2.0 million, respectively.
As of December 31, 2020 and 2019, the components of the operating leases were as follows (in thousands):

	December 31,
	2020	2019
Assets:
Right-of-use asset, net	$10,948	$301

Liabilities:
Current operating lease liabilities	$908	$372
Non-current operating lease liabilities	9,647	—
Total operating lease liabilities	$10,555	$372

For the years ended December 31, 2020 and 2019 the components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$2,096	$1,365
Variable lease cost	624	828
Short-term lease cost	10	16
Total lease cost	$2,730	$2,209

The maturity of the Company's operating lease liabilities as of December 31, 2020 were as follows (in thousands):

December 31,
2020
2021	$1,812
2022	1,866
2023	1,922
2024	1,980
2025	2,039
Thereafter	4,945
Total future minimum lease payments	$14,564
Less imputed interest	4,009
Total operating lease liabilities	$10,555

The supplemental disclosure for the statement of cash flows related to operating leases were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	$2,523	$1,482

Other than the initial recording of the right-of-use asset and lease liability for the Headquarters Lease, which is non-cash, the changes in the Company’s right-of-use asset and lease liability for the years ended December 31, 2020 and 2019 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	December 31,
	2020	2019
Weighted-average remaining lease term	7.4 years	0.3 years
Weighted-average discount rate	8.9%	10%

9. Debt
2020 Term Loan
On August 31, 2020, the Company entered into a term loan of up to $35.0 million (the “2020 Term Loan”), consisting of term loans in an aggregate amount of $25.0 million (the “Term A Loan”) and term loans in an aggregate amount of $10.0 million (the “Term B Loan”), governed by a loan and security agreement between the Company and Oxford Finance LLC, a Delaware limited liability company (“Oxford”) as Collateral Agent and a Lender, and Silicon Valley Bank, a California corporation (“SVB”), as a Lender (the “Loan Agreement”). The Term A Loan was funded in full on August 31, 2020 (the “Funding Date”).
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
The 2020 Term Loan will mature on August 1, 2025. Each advance under the Term Loan accrues interest at a floating per annum rate equal to the greater of (a) 7.90%, and (b) the lesser of (x) the sum of (i) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, and (ii) 4.65% and (y) 10.00%. The Term Loan provides for interest-only payments on a monthly basis until April 1, 2022; provided however, if the Company has delivered to the Collateral Agent and the Lenders prior to September 30, 2021 evidence that Borrower has achieved the Second Draw Period Milestone, the Term Loan provides for interest-only payments on a monthly basis until October 1, 2022. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. The Company may prepay the Term Loan in full but not in part provided that the Company (i) provides ten days’ prior written notice to Collateral Agent, (ii) pays on the date of such prepayment (A) all outstanding principal plus accrued and unpaid interest, and (B) a prepayment fee of between 3.0% and 1.0% of the aggregate original principal amount advanced by the lender depending on the timing of the prepayment. Amounts outstanding during an event of default are payable upon SVB’s demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company shall make a final payment to the lender in the amount of 9.0% of the aggregate original principal amount advanced by the lender. The final payment fee totaling $2.3 million is recorded as a loan discount.
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
Warrants
On August 31, 2020, in connection with the 2020 Term A Loan, the Company issued warrants to the Lenders to purchase an aggregate of 196,850 shares of its common stock at an exercise price equal to $2.54 per share. In accordance with ASC 815-40, these warrants are classified as permanent equity in the accompanying consolidated balance sheets and will expire ten years from the date of issuance. The initial grant date fair value of the warrants was $0.4 million as determined by the Black-Scholes valuation model and recorded to shareholders' equity, with the SVB portion allocated to the reacquisition price of the 2017 Term Loan and the Oxford fair value portion as a loan discount to the Term A Loan.
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
As of December 31, 2020, the outstanding principal balance was $25.0 million under the 2020 Term Loan and as of December 31, 2019, the outstanding principal balance was $18.2 million under the 2017 Term Loan.
Future minimum principal and interest payments on the 2020 Term Loan as of December 31, 2020 are as follows (in thousands):

2021	2,002
2022	7,343
2023	8,611
2024	8,027
2025	7,274
Total minimum debt payments	$33,257
Less: Amount representing interest	(6,008)
Less: Debt discount and deferred charges	(2,456)
Less: Current portion of loan payable	—
Loan payable, net of current portion	$24,793
During the years ended December 31, 2020, 2019 and 2018, the Company recognized $1.6 million, $1.5 million and $1.5 million respectively of interest expense related to the 2020 and 2017 Term Loans.

10. Equity
Equity Financings
August 2020 Shelf Registration Statement
On August 6, 2020, the Company filed an updated universal shelf registration statement on Form S-3 (Reg. No. 333-241692) with the SEC to sell an aggregate amount of up to $200.0 million of certain of its securities. The shelf registration statement was declared effective by the SEC on August 14, 2020.
“At-the-Market” Offerings
In August 2017, the Company entered into a sales agreement (the “2017 Sales Agreement”), with Jefferies LLC, as sales agent, to sell shares of its common stock with an aggregate value of up to $50 million in an “at the market offering.” On August 6, 2020, concurrent with the filing of the updated shelf registration statement, the Company entered into a new sales agreement (the “2020 Sales Agreement”) with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50 million in an “at the market offering.” The 2017 Sales Agreement terminated pursuant to its terms in August 2020.
Sales of common stock, if any, pursuant to the 2020 Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Stock Market or on any other existing trading market for the Company’s common stock. The Company intends to use the proceeds from the offering for working capital and other general corporate purposes. The Company may suspend or terminate the 2020 Sales Agreement at any time.
During the year ended December 31, 2019, the Company sold 615,453 shares of its common stock pursuant to the 2017 Sales Agreement at an average price of approximately $1.84 per share for aggregate net proceeds of $1.0 million, after deducting commissions and other transaction costs, pursuant to its shelf registration statement filed in August 2017.
During the year ended December 31, 2020, the Company sold 1,069,486 shares of its common stock pursuant to the 2017 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately $2.16 per share for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
June 2020 Sobi Stock Purchase
On June 11, 2020, the Company entered into a stock purchase agreement with Swedish Orphan Biovitrum AB (Publ), pursuant to which the Company sold an aggregate of 5,416,390 shares of its common stock at a purchase price equal to $4.6156 per share, which represented 120% of the 10-day volume-weighted average price of the Company’s common stock prior to signing, for aggregate gross proceeds of $25 million, the Sobi Private Placement. The closing of the Sobi Private Placement occurred on July 31, 2020. The shares of common stock acquired in the Sobi Private Placement are subject to a one-year lock-up from closing, during which time Sobi is prohibited from selling or otherwise disposing of such shares.
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
December 2019 Financing
On December 18, 2019, the Company entered into a securities purchase agreement (the “2019 Purchase Agreement”) with a group of institutional investors and certain members of the board of directors. Pursuant to the 2019 Purchase Agreement, the Company sold an aggregate of 37,634,883 shares of its common stock at a purchase price of $1.46 per share, warrants to purchase an aggregate of 22,988,501 shares of common stock at a purchase price of $0.125 per share underlying each common warrant, and pre-funded warrants to purchase an aggregate of 8,342,128 shares of common stock at a purchase price of $1.46 per share, all with five year terms (the “2019 PIPE”). The closing of the 2019 PIPE occurred on December 23, 2019. The exercise price of the pre-funded warrants is $0.0001 per share and the exercise price for the common warrants is $1.46 per share. In the event of a certain sale of the Company, the terms of the common warrants require us to make a payment to such common warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). This provision does not apply to the pre-funded warrants. Therefore, the Company is required to account for the common warrants as liabilities and record them at fair value, while the pre-funded warrants met the criteria to be classified as permanent equity.
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
The common warrants were revalued as of December 31, 2020 at $28.7 million. During the years ended December 31, 2020 and 2019, the Company recorded losses on the increases in the fair value of the warrants of $(10.4) million and $(0.9) million, respectively, in the consolidated statements of operations.
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
June 2017 Financing
On June 26, 2017, the Company entered into a securities purchase agreement (the “Institutional Purchase Agreement”) with a select group of institutional investors (the “Institutional Investors”) and a securities purchase agreement with Timothy A. Springer, Ph.D., a member of the board of directors (the “Springer Purchase Agreement”) for a private placement of the Company's securities (the “2017 PIPE”). The closing of the 2017 PIPE occurred on June 27, 2017.
Pursuant to the Institutional Purchase Agreement, the Company sold an aggregate of 2,750,000 shares of its common stock at a purchase price equal to $16.00 per share. Pursuant to the Springer Purchase Agreement, the Company sold to Dr. Springer an aggregate of 338,791 shares of common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Stock Market on June 23, 2017, and warrants to purchase up to 79,130 shares of common stock (“Warrant Shares”), exercisable at $17.71 per Warrant Share, and with a term of five years. The purchase price for each warrant was equal to $0.125 for each Warrant Share, consistent with Nasdaq Stock Market requirements for an “at the market” offering. Under the terms of the Common Stock Purchase Warrant, the warrants can be settled in unregistered shares. The Warrant Shares qualify for equity classification. The fair value of the allocated proceeds was determined on the relative fair value basis. After deducting for placement agent fees and offering expenses, the aggregate net proceeds from the 2017 PIPE were approximately $47.1 million.
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
Warrants
During the year ended December 31, 2020, warrant holders exercised 10,233,154 common warrants on a cashless basis and received 5,967,808 shares of common stock. In addition, warrant holders exercised 669,800 common warrants and 8,342,128 pre-funded warrants, and paid the exercise price in cash. On August 31, 2020, in connection with the 2020 Term A Loan, 196,850 equity classified warrants were issued to the Lenders.

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at December 31, 2019	8,437,747	22,988,501	31,426,248	$1.12
Exercises	(8,342,128)	(10,902,954)	(19,245,082)	0.83
Issuance	196,850	—	196,850	2.54
Outstanding at December 31, 2020	292,469	12,085,547	12,378,016	$1.60

Common Stock
As of December 31, 2020, the Company had 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 108,071,249 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through December 31, 2020, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Period ended
	December 31, 2020	December 31, 2019
Exercise of common warrants	12,378,016	31,426,248
Shares available for future stock incentive awards	4,916,374	1,765,018
Unvested restricted stock units	87,500	181,250
Outstanding common stock options	7,775,249	6,796,669
Total	25,157,139	40,169,185

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
On June 7, 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”), which became effective June 21, 2016. Pursuant to the terms of the 2016 Plan, the Board is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan.

Shares subject to awards that are granted under the 2016 Plan and that expire, lapse or terminate are available for future grants under the 2016 Plan.
At inception of the 2016 Plan, a total of 1,210,256 shares of common stock were authorized for future issuance under the 2016 Plan. The number of shares of common stock that may be issued under the 2016 Plan automatically increases on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Board. During the year ended December 31, 2020 and 2019, the number of shares of common stock that may be issued under the 2016 Plan was increased by 3,453,022 shares and 898,871 shares, respectively. As of December 31, 2020, 2,057,593 shares remain available for future issuance under the 2016 Plan.
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
The Company’s 2018 Employment Inducement Incentive Award Plan (the “2018 Inducement Incentive Award Plan”), which was adopted by the Board on September 25, 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”), provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock or cash based awards. In accordance with Rule 5635(c)(4), awards under the 2018 Inducement Incentive Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or an employee who is being rehired following a bona fide period of non-employment by the Company, as a material inducement to the employee’s entering into employment with the Company. The Company reserved 1,175,000 shares of its common stock for issuance under the 2018 Inducement Incentive Award Plan. On March 25, 2019, the Board approved the amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of December 31, 2020, there are 1,358,333 shares available for future grant under the 2018 Inducement Incentive Award Plan.
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
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.11%	1.86%	2.85%
Dividend yield	—	—	—
Expected term	6.04	5.94	6.06
Expected volatility	91.00%	87.66%	85.17%
Weighted-average fair value of common stock	$2.49	$2.01	$8.45
The weighted average grant date fair value of stock options granted to employees during the years ended December 31, 2020, 2019 and 2018 was $1.86, $1.47, and $6.17 respectively.
As of December 31, 2020 and December 31, 2019, total unrecognized compensation expense related to unvested employee stock options was $8.0 million and $9.8 million, respectively, which is expected to be recognized over a weighted average period of 2.3 years and 2.5 years, respectively.

Non-employee consultants
No stock option awards were granted to non-employee consultants during the year ended December 31, 2020.
The estimated grant date fair values of non-employee consultants stock option awards granted under the 2016 Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	—%	1.92%	2.77%
Dividend yield	—	—	—
Expected term	0.00	5.33	5.81
Expected volatility	—%	88.60%	85.86%
The weighted average grant date fair value of stock options granted to non-employee consultants during the years ended December 31, 2019 and 2018 was $1.32 and $6.78, respectively. As of December 31, 2020, no unrecognized compensation expense related to unvested non-employee consultants stock options remained.
The following table summarizes the activity under the 2008 Plan, 2016 Plan, and 2018 Inducement Incentive Award Plan:

			Weighted-average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employee awards
Outstanding at December 31, 2019	6,323,596	$4.91	8.71	$1,716
Granted	3,087,709	$2.49
Exercised	(76,128)	$2.57
Forfeited	(2,033,001)	$4.67
Outstanding at December 31, 2020	7,302,176	$3.98	8.43	$4,456

Vested at December 31, 2020	2,684,785	$5.72	7.60	$1,544
Vested and expected to vest at December 31, 2020	6,830,530	$4.08	8.37	$4,148

Non-employee awards
Outstanding at December 31, 2019	473,073	$5.89	6.23	$38
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2020	473,073	$5.89	5.23	$86

Vested at December 31, 2020	445,855	$5.70	5.08	$86
Vested and expected to vest at December 31, 2020	473,073	$5.89	5.23	$86

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
Unrecognized compensation expense for the restricted stock units was $0.5 million as of December 31, 2020, which is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes the status of the Company’s restricted stock units:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2019	181,250	$5.00
Granted	—	—
Vested	93,750	4.07
Forfeited	—	—
Unvested at December 31, 2020	87,500	$6.03

Employee Stock Purchase Plan
On June 7, 2016, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (the “ESPP”), which became effective June 21, 2016. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company's common stock through accumulated payroll deductions.
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
At inception of the ESPP, a total of 173,076 shares of common stock were authorized and reserved for future issuance under the ESPP. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2017 and ending in and including 2026, by an amount equal to the lesser of: (i) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors. During the years ended December 31, 2020 and 2019, the number of shares of common stock that may be issued under the ESPP was increased by 863,254 shares and 224,717 shares, respectively. During the year ended December 31, 2020, the Company issued 110,212 shares of common stock under the ESPP. As of December 31, 2020, 1,500,448 shares remain available for future issuance under the ESPP.
For each of the years ended December 31, 2020 and 2019, the Company recognized $0.1 million of stock-based compensation expense under the ESPP.
The Company recorded stock-based compensation expense related to stock option awards, restricted stock units and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$2,271	$2,079	$2,453
General and administrative	3,151	3,082	3,261
Total stock-based compensation expense	$5,422	$5,161	$5,714

12. Revenue Arrangements
Swedish Orphan Biovitrum
License and Development Agreement
On June 11, 2020, the Company and Sobi, entered into the Sobi License. Pursuant to the Sobi License, the Company has agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the Company’s SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. The SEL-212 drug candidate is a pharmaceutical composition containing a combination of SEL-037 (the “Compound”) and ImmTOR. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay the Company a one-time, up-front payment of $75 million. Sobi has also agreed to make milestone payments totaling up to $630 million to the Company upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier.

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
Additionally, on June 11, 2020, the Company entered into the Sobi Purchase Agreement in connection with the Sobi License. The closing of the Sobi Private Placement occurred on July 31, 2020, following the closing of the transactions contemplated under the Sobi License. See Note 10 for details.
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
As of December 31, 2020, the Company recorded $68.3 million as a short-term contract liability and $24.2 million as a long-term contract liability representing deferred revenue associated with this agreement. In addition, the Company has recorded $1.4 million of contract assets related to incremental costs that would not have been incurred if the Sobi License had not been obtained, of which $1.0 million is presented in prepaid expenses and other current assets and $0.4 million is in other assets in the accompanying Consolidated Balance Sheets. Amortization of contract assets was $0.1 million for the year ended December 31, 2020.
As of December 31, 2020, the Company recorded a total outstanding receivable of $6.9 million, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Revenue of $16.6 million related to the Sobi License was recognized during the year ended December 31, 2020.
Sarepta Therapeutics, Inc.
Research License and Option Agreement
On June 13, 2020, the Company and Sarepta entered into a Research License and Option Agreement (the “Sarepta Agreement”). Pursuant to the Sarepta Agreement, the Company agreed to grant Sarepta a license under the Company’s intellectual property rights covering the Company’s antigen-specific biodegradable nanoparticle encapsulating ImmTOR to research and evaluate ImmTOR in combination with Sarepta’s adeno-associated virus gene therapy technology, or gene editing technology, using viral or non-viral delivery, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes (the “Indications”). Sarepta will have an option term of 24 months during which it can opt-in to obtain an exclusive license to further develop and commercialize the Product to treat at least one Indication, with a potential to extend the option term for an additional fee. The Company will supply ImmTOR to Sarepta for clinical supply on a cost-plus basis.
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
In determining the transaction price, the Company concluded the payment associated with all the performance milestones will be fully constrained and only be included in the transaction price when the respective milestone is deemed probable of achievement. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such study milestones is outside the control of the Company and probability of success criteria is estimated. As of December 31, 2020, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. The Company will recognize the revenue associated with the upfront payment and combined single performance obligation utilizing the output method, over the 24 month term as the Manufactured Supply is delivered to Sarepta.
The Company also determined the option to enter into a future commercial license agreement and extend the term of the option does not represent a material right since it was not priced at an incremental discount. Sarepta may terminate the Sarepta Agreement for any reason upon 30 days’ written notice to the Company. The Sarepta Agreement contains other customary terms and conditions, including representations and warranties, covenants, termination, and indemnification obligations in favor of each party. During the year ended December 31, 2020, the Company and Sarepta entered into two amendments relating to an additional feasibility study. Neither of the amendments had a material impact on deferred revenue or revenue recognition.
As of December 31, 2020, the Company recorded $2.0 million as a short-term contract liability representing deferred revenue associated with this agreement. Revenue of $0.3 million related to the Sarepta Agreement was recognized during the third quarter and subsequently adjusted during the fourth quarter due to a change in the supply estimate, resulting in de minimis revenue recognition during the year ended December 31, 2020.
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
Pursuant to the AskBio License Agreement, the Company will supply AskBio with its ImmTOR platform (“Supply Obligation”) and AskBio will be responsible for all preclinical, clinical and commercial manufacture and supply of licensed products (other than ImmTOR) and carry out all other activities related to the research, development, and commercialization of licensed products at its sole expense, including all regulatory activities related thereto.
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
In determining the transaction price, the Company concluded that the future development milestones, regulatory milestones, sales milestones, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Consideration related to sales-based milestones as well as royalties on net sales upon commercialization by AskBio, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to AskBio and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of December 31, 2020 and December 31, 2019, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The total initial transaction price of the contract on the effective date was $7.0 million, comprised of a $2.0 million initial up-front payment upon agreement of terms, and a $5.0 million initial up-front execution fee.
As of December 31, 2020 and December 31, 2019, the Company recorded $1.7 million as a short-term contract liability and $5.3 million as a long-term contract liability representing deferred revenue associated with this agreement. Revenue will be recognized over the period in which the particles are delivered. No revenue related to the AskBio License Agreement was recognized during the year ended December 31, 2020 as no deliveries were made during the period.
Spark Therapeutics, Inc.
Spark License Agreement
In December 2016, the Company entered into a license and option agreement (“Spark License Agreement”) with Spark pursuant to which the Company and Spark agreed to collaborate on the development of gene therapies for certain targets utilizing the ImmTOR platform. The Spark License Agreement provides Spark with certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property, allowing Spark to develop and commercialize gene therapies in combination with ImmTOR for an initial identified target.
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
Beyond the Initial Closing, the Spark Purchase Agreement contemplated potential future sales of shares by the Company to Spark as follows:
•First Acquisition Right. During the period beginning on May 1, 2017 and ending on June 1, 2017, Spark had the right (the “First Acquisition Right”) to purchase a number of shares of common stock equal to an aggregate price of $5.0 million. See “Spark Letter Agreement” below.
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
The Company identified the following components of the agreement: (1) certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property and a license to conduct certain research activities under the collaboration, (the “Spark License”), (2) options to research, develop and commercialize gene therapies utilizing the ImmTOR platform for up to four additional target therapy options, (the “Option Obligation”), (3) manufactured supply of ImmTOR, (the “Supply Obligation”) at a discount. In exchange, the Company received an upfront payment of $15.0 million and is eligible to receive additional payments of up to $35.0 million based on the achievement by Spark of future specified development milestones, up to $30.0 million based on the achievement by Spark of future specified regulatory milestones, up to $110.0 million based on the achievement by Spark of future specified commercial milestones, and up to $255.0 million based on the achievement by Spark of future specified sales milestones. The Company will also be eligible to receive tiered royalty payments that reach low double-digits based on future net sales for the duration of the royalty term.
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
In determining the transaction price, the Company considered the future development milestones, regulatory milestones, commercial milestones, sales milestone, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Spark, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property granted to Spark and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of December 31, 2020, all future milestones are constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The Company determined that the up-front payment of $12.3 million ($15.0 million, less fair value of the equity totaling $2.7 million as discussed above) was included in the transaction price and was allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company allocated $7.1 million to the Combined License and Supply Obligation and $5.2 million to the discount on the target options ($1.3 million for each option) using the relative standalone selling price method to each obligation. The standalone selling price for the Combined License and Supply Obligation was determined using a discounted cash flow model. The standalone selling prices for the target options were determined based on the fair values of the licenses minus the strike prices of the option (the probability of exercise was included in the valuation) as well as the estimated discount of the Supply Obligation.
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
On December 1, 2019, the term for Spark to exercise additional target options expired; the Company recognized $6.7 million in revenue from deferred revenue as originally allocated. In addition, during the year ended December 31, 2019, there were two deliveries resulting in less than $0.1 million of revenue recognized. No revenue related to the Spark License Agreement was recognized during the year ended December 31, 2020 as no deliveries were made during the period.
As of December 31, 2020 and December 31, 2019, there was a contract liability of $9.2 million representing deferred revenue presented as long-term associated with this agreement.
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
Consistent with the First Acquisition Right, Spark purchased 324,362 shares of common stock pursuant to the Spark Purchase Agreement, as amended by the Letter Agreement, for an aggregate purchase price of $5.0 million, or $15.41 per share of common stock. The purchase price per share represented an amount equal to 115.0% of the average daily VWAP of the common stock during the thirty consecutive calendar days leading up to and ending on the day prior to the First Acquisition Right notification date. At the initial contract assessment, the Company allocated $2.7 million to equity (representing the fair value of the initial purchase of common stock combined with the embedded future stock Acquisition Rights). Upon exercise of the First Acquisition Right, the Company recorded the purchase amount to stockholders’ (deficit) equity.
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
Skolkovo Foundation
The Company has received grant funding from the Russia-based Development Fund of New Technologies Development and Commercialization Center (“Skolkovo”). From grant inception through December 31, 2020, the Company received $2.0 million from Skolkovo.
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
As of December 31, 2020, a contract liability of $0.1 million remains on the balance sheet and will not be recognized as revenue until the expiration of the three-year audit period, expected April 2021, or sooner, if resolution is reached with Skolkovo or there is a change in the estimate.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed). As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $110.8 million.

Contract Balances from Contracts with Customers (Sobi, Sarepta, AskBio, Spark and Skolkovo Foundation)
The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2020 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Twelve Months Ended December 31, 2020
Contract liabilities:
Deferred revenue	$16,354	$104,158	$(9,716)	$110,796
Total contract liabilities	$16,354	$104,158	$(9,716)	$110,796

13. Related-Party Transactions
Consulting Services
The Company incurred expenses for consulting services provided by its founders totaling $0.1 million, $0.5 million and $0.2 million during the years ended December 31, 2020, 2019 and 2018, respectively. The Company entered into consulting agreements with its founders to serve on its Scientific Advisory Board, effective January 1, 2020 to December 31, 2021, under which they will be paid quarterly for their services.

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
Pursuant to the AskBio Collaboration Agreement, the Company and AskBio agreed to conduct proof of concept studies to potentially validate the use of ImmTOR in conjunction with AskBio's AAV gene therapy, or MMA-101, for the treatment of MMA, to mitigate the formation of neutralizing anti-AAV capsid antibodies (the “POC Studies”). If the POC Studies are successful, or the parties otherwise elect to do so, the parties will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. If the POC Studies fail to demonstrate a proof-of-concept, and the parties do not mutually agree in writing to proceed with the collaboration, the AskBio Collaboration Agreement will expire.
The SEL-399 program combines an empty AAV capsid (EMC-101), which is an AAV capsid containing no transgene, with ImmTOR and is being conducted in partnership with AskBio. Building on the preclinical data we have generated showing ImmTOR’s effect on mitigating or reducing the formation of neutralizing antibodies to AAV gene therapies, we have commenced a clinical trial of SEL-399 in healthy adult volunteers in Belgium. The goal of the SEL-399 clinical trial is to demonstrate the appropriate dose of ImmTOR in humans to mitigate the formation of antibodies to AAV capsids used in gene therapies.
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
In accordance with ASC 808, collaboration expenses are recognized within R&D expense and selling, general and administrative expense on the Company's condensed consolidated statements of operations. For the year ended December 31, 2020, the Company recognized $3.8 million, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share.
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
As of December 31, 2020, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the year ended December 31, 2020.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement (the “3SBio License”) with Shenyang Sunshine Pharmaceutical Co., Ltd. (“3SBio”). The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of December 31, 2020. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company's ImmTOR platform.

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

For the years ended December 31, 2020, 2019 and 2018, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company's effective income tax rate:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	5.8%	6.3%	7.0%
Permanent items	(2.9%)	(2.1%)	(0.5%)
Research tax credits/other	1.0%	1.1%	1.6%
Valuation allowance, net	(23.6%)	(26.3%)	(29.1%)
Stock Compensation	(1.3%)	—%	—%
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that give rise to the Company's net deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred Tax Assets
Net operating loss carryforwards	$63,678	$71,270
Research and development credits	7,632	6,586
Stock-based compensations expense	2,919	2,516
Other expenses	788	812
Deferred revenue	26,699	4,468
Operating lease liability	2,884	102
Patent costs/amortization	5,379	5,111
Gross deferred tax assets	109,979	90,865

Deferred Tax Liabilities
Depreciation	$(11)	$(57)
Operating lease right-of-use asset	(2,991)	(82)
Gross deferred tax liabilities	(3,002)	(139)
Net deferred tax assets before valuation allowance	106,977	90,726
Valuation allowance	(106,977)	(90,726)
Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance against its net deferred tax assets, as the Company believes that it is more likely than not that the deferred tax assets will not be realized.
Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. The valuation allowance increased by $16.3 million for the year ended December 31, 2020, primarily as a result of an increase in deferred revenue. The valuation allowance increased by $14.6 million for the year ended December 31, 2019, primarily as a result of an increase in net operating loss. In 2014, the Company's Russian subsidiary was granted a 10 year tax holiday in Russia. The Company's foreign operations continue to benefit from the tax holiday, which is set to expire on December 31, 2023, however the Company is in the process of closing down operations in Russia and does not expect any tax liability.
At December 31, 2020, the Company has federal and state net operating loss carryforwards of $234.5 million and $228.5 million, respectively, which will expire at various times beginning 2028. Of the federal net operating losses, $99.6 million can be carried forward indefinitely. The Company has $4.9 million and $3.5 million, respectively, of federal and state research and development tax credit carryforwards, which will expire at various times through 2040.
Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code due to ownership change limitations that have occurred previously, or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2020, the Company completed a Section 382 study, noting that an ownership change occurred during 2017. The Company has determined that all of the $234.5 million of net operating losses are available in the future, with approximately $36.5 million of that total limited under Section 382 and therefore available for future use through 2028.
The Company applies ASC 740, Income Taxes to uncertain tax positions. As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued.
The Company has not, as of yet, conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2020, the Company had no accrued interest related to uncertain tax positions.
The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities is open for tax years since inception. The Company files income tax returns in the United States and Massachusetts. There are currently no federal, state or foreign audits in progress.

16. Defined Contribution Plan
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled $0.1 million, $0.1 million and $0.2 million during each of the years ended December 31, 2020, 2019 and 2018, respectively.

17. Commitments and Contingencies
As of December 31, 2020, the Company has an operating lease agreement for an office in Watertown, MA. See Note 8 for additional information regarding the Company's leases.
As of December 31, 2020 and December 31, 2019, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
On August 4, 2020, a putative stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, we received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. At this time, the Company has not accrued a liability for this matter, as any liability has been determined to be either not estimable or probable.
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

18. Subsequent Events
“At-the-Market” Offerings
Subsequent to December 31, 2020 through March 5, 2021, the Company sold 4,119,613 shares of its common stock pursuant to the 2020 Sales Agreement, at an average price of approximately $4.59 per share for aggregate net proceeds of $18.3 million, after deducting commissions and other transaction costs of $0.6 million which was paid in the three months ended December 31, 2020.