Form 10-Q
period 2021-03-31
SELECTA BIOSCIENCES INC
filed 2021-05-13
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2021, the registrant had 113,193,597 shares of common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, the plans and objectives of management for future operations and future results of anticipated products, the impact of the COVID-19 pandemic on our business and operations and our future financial results, and the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,407	$138,685
Marketable securities	22,405	—
Accounts receivable	8,342	7,224
Prepaid expenses and other current assets	6,971	5,434
Total current assets	163,125	151,343
Property and equipment, net	1,301	1,395
Right-of-use asset, net	10,676	10,948
Long-term restricted cash	1,379	1,379
Other assets	265	370
Total assets	$176,746	$165,435
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$594	$443
Accrued expenses	6,847	8,146
Loan payable	460	—
Lease liability	942	908
Deferred revenue	75,764	72,050
Total current liabilities	84,607	81,547
Non-current liabilities:
Loan payable, net of current portion	24,551	24,793
Lease liability	9,403	9,647
Deferred revenue	32,301	38,746
Warrant liabilities	45,455	28,708
Total liabilities	196,317	183,441
Commitments and contingencies (Note 17)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 112,977,004 and 108,071,249 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	11	11
Additional paid-in capital	414,214	391,175
Accumulated deficit	(429,226)	(404,629)
Accumulated other comprehensive loss	(4,570)	(4,563)
Total stockholders’ (deficit) equity	(19,571)	(18,006)
Total liabilities and stockholders’ (deficit) equity	$176,746	$165,435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Grant and collaboration revenue	$11,050	$—
Operating expenses:
Research and development	13,004	14,724
General and administrative	5,204	4,098
Total operating expenses	18,208	18,822
Loss from operations	(7,158)	(18,822)
Investment income	12	240
Foreign currency transaction gain, net	7	82
Interest expense	(711)	(273)
Change in fair value of warrant liabilities	(16,747)	(846)
Other income (expense), net	—	(1)
Net loss	(24,597)	(19,620)

Other comprehensive loss:
Foreign currency translation adjustment	(6)	(60)
Unrealized (losses) on marketable securities	(1)	—
Total comprehensive loss	$(24,604)	$(19,680)

Net loss per share:
Basic and diluted	$(0.22)	$(0.21)
Weighted average common shares outstanding:
Basic and diluted	110,742,150	94,723,513

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid-in	Accumulated	comprehensive	(Deficit)
	Shares	Amount	capital	deficit	loss	Equity
Balance at December 31, 2020	108,071,249	$11	$391,175	$(404,629)	$(4,563)	$(18,006)
Issuance of common stock under Employee Stock Purchase Plan	34,696	—	72	—	—	72
Issuance of common stock upon exercise of options	153,278	—	244	—	—	244
Issuance of vested restricted stock units	10,937	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	4,706,844	—	20,943	—	—	20,943
Stock-based compensation expense	—	—	1,780	—	—	1,780
Currency translation adjustment	—	—	—	—	(6)	(6)
Unrealized (losses) on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(24,597)	—	(24,597)
Balance at March 31, 2021	112,977,004	$11	$414,214	$(429,226)	$(4,570)	$(19,571)

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

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Cash flows from operating activities
Net loss	$(24,597)	$(19,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207	231
Amortization of premiums and discounts on marketable securities	14	—
Non-cash lease expense	272	366
Loss on disposal of property and equipment	—	1
Stock-based compensation expense	1,780	1,409
Non-cash interest expense	387	123
Warrant liabilities revaluation	16,747	846
Changes in operating assets and liabilities:
Accounts receivable	(1,118)	5,000
Prepaid expenses, deposits and other assets	(1,512)	(61)
Accounts payable	151	836
Deferred revenue	(2,728)	—
Accrued expenses and other liabilities	(1,736)	(829)
Net cash (used in) operating activities	(12,133)	(11,698)
Cash flows from investing activities
Purchases of marketable securities	(22,420)	—
Purchases of property and equipment	(25)	(135)
Net cash (used in) investing activities	(22,445)	(135)
Cash flows from financing activities
Repayments of principal on outstanding debt	—	(2,100)
Net proceeds from issuance of common stock- at-the-market offering	20,991	1,141
Issuance costs paid for December 2019 financing	—	(4,381)
Other financing fees	—	(147)
Proceeds from exercise of stock options	244	3
Proceeds from issuance of common stock under Employee Stock Purchase Plan	72	114
Net cash provided by (used in) financing activities	21,307	(5,370)
Effect of exchange rate changes on cash	(7)	(84)
Net change in cash, cash equivalents, and restricted cash	(13,278)	(17,287)
Cash, cash equivalents, and restricted cash at beginning of period	140,064	91,551
Cash, cash equivalents, and restricted cash at end of period	$126,786	$74,264
Supplement cash flow information
Cash paid for interest	$494	$232
Noncash investing and financing activities
Purchase of property and equipment not yet paid	$10	$10
Equity offering costs in accrued liabilities	$48	$42
Unrealized (losses) on marketable securities	$(1)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Nature of the Business and Basis of Presentation
Selecta Biosciences, Inc., or the Company was incorporated in Delaware on December 10, 2007, and is based in Watertown, Massachusetts. The Company is a clinical-stage biopharmaceutical company leveraging its ImmTOR™ immune tolerance platform with the goals of amplifying the efficacy of biologics, including enabling the re-dosing of life-saving gene therapies, and restoring self-tolerance in autoimmune diseases. The Company’s ImmTOR platform encapsulates rapamycin, also known as sirolimus, an immunomodulator, in biodegradable nanoparticles and is designed to induce antigen-specific immune tolerance. The Company believes ImmTOR has the potential to enhance the efficacy without compromising the safety of biologic therapies, improve product candidates under development, and enable novel therapeutic modalities. Since inception, the Company has devoted its efforts principally to research and development of its technology and product candidates, recruiting management and technical staff, acquiring operating assets, and raising capital.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three months ended March 31, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 12, 2021. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of March 31, 2021 and consolidated results of operations and cash flows for the three months ended March 31, 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
Liquidity and Management’s Plan
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
To date, the Company has financed its operations primarily through the initial public offering of its common stock, private placements of its common stock, issuances of common and preferred stock, debt, research grants and research collaborations. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. To date, all of the Company’s revenue has been collaboration and grant revenue. The Company has devoted substantially all of its financial resources and efforts to developing its ImmTOR platform, identifying potential product candidates and conducting preclinical studies and its clinical trials. The Company is in the early stages of development of its product candidates, and it has not completed development of any ImmTOR-enabled therapies.

As of March 31, 2021, the Company’s cash, cash equivalents, restricted cash and marketable securities were $149.2 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents, restricted cash and marketable securities as of March 31, 2021 will enable it to fund its operating expenses and capital expenditure requirements into the second quarter of 2023. The Company has incurred losses and negative cash flows from operating activities since inception. As of March 31, 2021, the Company had an accumulated deficit of $429.2 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital.
At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and the impact of related responses. Any impact of COVID-19 on the Company’s business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, supply chain disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through March 31, 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Accounting Pronouncements
Recently Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The Company adopted the new standard effective January 1, 2021, and there was no impact on its consolidated financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted the new standard effective January 1, 2021, and there was no impact on its consolidated financial statements.
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

3. Marketable Securities
The following table summarizes the marketable securities held as of March 31, 2021 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2021
Corporate bonds	$2,032	$—	$(1)	$2,031
Commercial paper	20,374	—	—	20,374
Total	$22,406	$—	$(1)	$22,405
All marketable securities held at March 31, 2021 had maturities of less than 12 months when purchased and are classified as short-term marketable securities on the accompanying consolidated balance sheet. During the three months ended March 31, 2021, there were no marketable securities adjusted for other than temporary declines in fair value.
As of December 31, 2020, the Company held no marketable securities.

4. Net Loss Per Share
The Company has reported a net loss for the three months ended March 31, 2021 and 2020. For this reason basic and diluted net loss per share are the same for all periods presented. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per-share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(24,597)	$(19,620)
Denominator:
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	110,742,150	94,723,513
Net loss per share attributable to common stockholders —basic and diluted	$(0.22)	$(0.21)

All potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	March 31,
	2021	2020
Stock options to purchase common stock	10,187,394	7,745,936
Unvested restricted stock units	544,313	170,313
Warrants to purchase common stock	12,378,016	23,084,120
Total	23,109,723	31,000,369

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$58,158	$58,158	$—	$—
Marketable securities:
Corporate bonds	2,031	—	2,031	—
Commercial paper	20,374	—	20,374	—
Total assets	$80,563	$58,158	$22,405	$—

Liabilities:
Warrant liabilities	$45,455	$—	$—	$45,455
Total liabilities	$45,455	$—	$—	$45,455

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$80,576	$80,576	$—	$—
Total assets	$80,576	$80,576	$—	$—

Liabilities:
Warrant liabilities	$28,708	$—	$—	$28,708
Total liabilities	$28,708	$—	$—	$28,708

There were no transfers within the fair value hierarchy during the three months ended March 31, 2021 or the year ended December 31, 2020.

Cash and Cash Equivalents
As of March 31, 2021 and December 31, 2020, the money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of March 31, 2021, the Company had restricted cash balances relating to a secured letter of credit in connection with its lease for the Company’s headquarters (see Note 8 included elsewhere in this Quarterly Report). The Company’s consolidated statement of cash flows includes the following as of March 31, 2021 and 2020 (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$125,407	$72,606
Short-term restricted cash	—	279
Long-term restricted cash	1,379	1,379
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$126,786	$74,264

Marketable Securities
As of March 31, 2021, marketable securities classified as Level 2 within the valuation hierarchy consist of corporate bonds and commercial paper. Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. The Company estimates the fair values of these marketable securities by taking into consideration valuations that include market pricing based on real-time trade data for the same or similar securities, and other observable inputs. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts.
Loans Payable
At March 31, 2021, given the recent issuance of the Term A Loan under the 2020 Term Loan, the Company believes the carrying value approximates the fair value of the loan.
Common Warrants
In December 2019, the Company issued common warrants in connection with a private placement of common shares. Pursuant to the terms of the common warrants, the Company could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. The Company recorded the fair value of the common warrants upon issuance using the Black-Scholes valuation model and is required to revalue the common warrants at each reporting date with any changes in fair value recorded in the statement of operations. The valuation of the common warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations for the three months ended March 31, 2021 and 2020.
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
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrant liability is as follows:

March 31,
2021
Risk-free interest rate	0.35%
Dividend yield	—
Expected life (in years)	3.73
Expected volatility	101.13%
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10), for the three months ended March 31, 2021 (in thousands):

Warrant liabilities
Fair value as of December 31, 2020	$28,708
Change in fair value	16,747
Fair value as of March 31, 2021	$45,455

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$4,429	$4,427
Computer equipment and software	694	532
Leasehold improvements	38	38
Furniture and fixtures	327	327
Office equipment	163	163
Construction in process	30	163
Total property and equipment	5,681	5,650
Less accumulated depreciation	(4,380)	(4,255)
Property and equipment, net	$1,301	$1,395

Depreciation expense was $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Payroll and employee related expenses	$1,840	$3,049
Collaboration and licensing	1,350	1,350
Accrued patent fees	471	534
Accrued external research and development costs	2,010	2,029
Accrued professional and consulting services	802	798
Accrued interest	170	170
Other	204	216
Accrued expenses	$6,847	$8,146

8. Leases
65 Grove Street Lease
In July 2019, the Company entered into a lease for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts, or the Headquarters Lease. As part of the Headquarters Lease, the Company incurred $0.8 million in non-reimbursable construction costs. The lease began in March 2020, consistent with when the Company took control of the office space, and the lease term is 8 years. The discount rate of 8.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods. In connection with the Headquarters Lease, the Company secured a letter of credit from Silicon Valley Bank, or SVB, for $1.4 million, recognized as long-term restricted cash, as of March 31, 2021 and December 31, 2020, respectively, which automatically renews each year.
Moscow, Russia Lease
The Company has a month-to-month facility agreement for its Moscow, Russia office. Rent expense is recognized as incurred.
As of March 31, 2021 and December 31, 2020, the components of the operating leases were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Assets:
Right-of-use asset, net	$10,676	$10,948

Liabilities:
Current operating lease liabilities	$942	$908
Non-current operating lease liabilities	9,403	9,647
Total operating lease liabilities	$10,345	$10,555

For the three months ended March 31, 2021 and 2020 the components of lease costs were as follows (in thousands):

	March 31,
	2021	2020
Operating lease cost	$444	$472
Variable lease cost	288	199
Short-term lease cost	3	2
Total lease cost	$735	$673

The maturity of the Company’s operating lease liabilities as of March 31, 2021 were as follows (in thousands):

March 31,
2021
2021 (remainder)	$1,368
2022	1,866
2023	1,922
2024	1,980
2025	2,039
Thereafter	4,945
Total future minimum lease payments	14,120
Less imputed interest	3,775
Total operating lease liabilities	$10,345

The supplemental disclosure for the statement of cash flows related to operating leases were as follows (in thousands):

	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$444	$487

Other than the initial recording of the right-of-use asset and lease liability for the Headquarters Lease, which is non-cash, the changes in the Company’s right-of-use asset and lease liability for the three months ended March 31, 2021 and 2020 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	March 31,
	2021	2020
Weighted-average remaining lease term	7.1 years	8.0 years
Weighted-average discount rate	8.9%	8.9%

9. Debt
2020 Term Loan
On August 31, 2020, the Company entered into a term loan of up to $35.0 million, or the 2020 Term Loan, consisting of term loans in an aggregate amount of $25.0 million, or the Term A Loan, and term loans in an aggregate amount of $10.0 million, or the Term B Loan, governed by a loan and security agreement, or the Loan Agreement, between the Company and Oxford Finance LLC, or Oxford, as Collateral Agent and a Lender, and SVB, as a Lender. The Term A Loan was funded in full on August 31, 2020, or the Funding Date.
The Term B Loan will be available, subject to Collateral Agent’s discretion and customary terms and conditions, during the period commencing on the date the Company has delivered to the Collateral Agent and the Lenders evidence: (i) the Company or one of the Company’s collaboration partners has enrolled its first patient for a Phase 1 clinical trial evaluating the treatment of methylmalonic acidemia, or MMA, and (ii) the Company has enrolled the first patient in each of two Phase 3 pivotal trials evaluating SEL-212, or the Second Draw Period Milestone, and ending on the earliest of (i) the date which is 30 days following the date the Second Draw Period Milestone is achieved, (ii) September 30, 2021 (iii) and the occurrence of an event of default, other than an event of default that has been waived in writing by Collateral Agent and the Lenders in their sole discretion, with such period referred to as the Second Draw Period.
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
Payoff
On the Funding Date, the Company entered into a payoff letter with SVB, pursuant to which the Company utilized $13.7 million of the 2020 Term Loan to pay off all outstanding obligations under the previous term loan, consisting of the principal payment, final prepayment and accrued interest. During the three months ended September 30, 2020, the Company recognized a loss on extinguishment of debt in the amount of $0.5 million determined as the difference between the reacquisition price and carrying value at August 31, 2020.
As of March 31, 2021 and December 31, 2020, the outstanding principal balance under the 2020 Term Loan was $25.0 million.

Future minimum principal and interest payments on the 2020 Term Loan as of March 31, 2021 are as follows (in thousands):

2021 (remainder)	$1,509
2022	7,343
2023	8,611
2024	8,027
2025	7,274
Total minimum debt payments	32,764
Less: Amount representing interest	(5,514)
Less: Debt discount and deferred charges	(2,239)
Less: Current portion of loan payable	(460)
Loan payable, net of current portion	$24,551

10. Equity
Equity Financings
August 2020 Shelf Registration Statement
On August 6, 2020, the Company filed an updated universal shelf registration statement on Form S-3 (Reg. No. 333-241692) with the SEC to sell an aggregate amount of up to $200.0 million of certain of its securities. The shelf registration statement was declared effective by the SEC on August 14, 2020.
“At-the-Market” Offerings
In August 2017, the Company entered into a sales agreement, or the 2017 Sales Agreement, with Jefferies LLC, as sales agent, to sell shares of its common stock with an aggregate value of up to $50.0 million in an “at the market offering.” On August 6, 2020, concurrent with the filing of the updated shelf registration statement, the Company entered into a sales agreement, or the 2020 Sales Agreement with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in an “at the market offering.” The 2017 Sales Agreement terminated pursuant to its terms in August 2020.
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
During the year ended December 31, 2020, the Company sold 1,069,486 shares of its common stock pursuant to the 2020 and 2017 Sales Agreements at an average price of approximately $2.16 per share for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
During the three months ended March 31, 2021, the Company sold 4,706,844 shares of its common stock pursuant to the 2020 Sales Agreement at an average price of approximately $4.59 per share for aggregate net proceeds of $20.9 million, after deducting commissions and other transaction costs.
June 2020 Sobi Stock Purchase
On June 11, 2020, the Company entered into a stock purchase agreement with Sobi, pursuant to which the Company sold an aggregate of 5,416,390 shares of its common stock at a purchase price equal to $4.6156 per share, which represented 120% of the 10-day volume-weighted average price of the Company’s common stock prior to signing, for aggregate gross proceeds of $25.0 million, or the Sobi Private Placement. The closing of the Sobi Private Placement occurred on July 31, 2020. The shares of common stock acquired in the Sobi Private Placement are subject to a one-year lock-up from closing, during which time Sobi is prohibited from selling or otherwise disposing of such shares.
In accordance with ASC 815, this forward sale treatment qualified as equity classification as the shares are not within the scope of ASC 480. The gross proceeds of $25.0 million were determined to include a premium to the fair value of the Company’s shares as of July 28, 2020 of approximately $14.5 million. As a result, such amount was included in the transaction price for revenue recognition of the Sobi License. See Note 12 for details.
Also on June 11, 2020, the Company entered into a registration rights agreement (as amended by that certain letter agreement, dated as of November 4, 2020) with Sobi, pursuant to which the Company agreed to prepare and file a registration statement with respect to the resale of the shares of common stock acquired in the Sobi Private Placement. The Company will be required to file this resale registration statement within 30 days following receipt by the Company of a written request from

Sobi to file such resale registration statement, and to have the registration statement declared effective within 10 business days after the SEC informs the Company that no review of such resale registration statement will be made or that the SEC has no further comments on such resale registration statement.
December 2019 Financing
On December 18, 2019, the Company entered into a securities purchase agreement, or the 2019 Purchase Agreement, with a group of institutional investors and certain members of the board of directors. Pursuant to the 2019 Purchase Agreement, the Company sold an aggregate of 37,634,883 shares of its common stock at a purchase price of $1.46 per share, warrants to purchase an aggregate of 22,988,501 shares of common stock at a purchase price of $0.125 per share underlying each common warrant, and pre-funded warrants to purchase an aggregate of 8,342,128 shares of common stock at a purchase price of $1.46 per share, all with five year terms, or the 2019 PIPE. The closing of the 2019 PIPE occurred on December 23, 2019. The exercise price of the pre-funded warrants is $0.0001 per share and the exercise price for the common warrants is $1.46 per share. In the event of a certain sale of the Company, the terms of the common warrants require us to make a payment to such common warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). This provision does not apply to the pre-funded warrants. Therefore, the Company is required to account for the common warrants as liabilities and record them at fair value, while the pre-funded warrants met the criteria to be classified as permanent equity.
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
The common warrants were revalued as of March 31, 2021 at $45.5 million. During the three months ended March 31, 2021 and 2020, the Company recorded losses on the increases in the fair value of the warrants of $(16.7) million and $(0.8) million, respectively, in the unaudited consolidated statements of operations.

Warrants
During the three months ended March 31, 2021 and 2020, there were no warrants issued, exercised, or canceled.

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at March 31, 2021	292,469	12,085,547	12,378,016	$1.60

Common Stock
As of March 31, 2021, the Company had 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 112,977,004 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through March 31, 2021, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Period ended
	March 31, 2021	December 31, 2020
Exercise of common warrants	12,378,016	12,378,016
Shares available for future stock incentive awards	7,719,817	4,916,374
RSUs reserved for issuance	98,750	—
Unvested restricted stock units	544,313	87,500
Outstanding common stock options	10,187,394	7,775,249
Total	30,928,290	25,157,139

11. Stock Incentive Plans
The Company maintains the 2008 Stock Incentive Plan, or the 2008 Plan, for employees, consultants, advisors, and directors. The 2008 Plan provided for the granting of incentive and non-qualified stock option and restricted stock awards as determined by the Board.
In June 2016, the Company’s stockholders approved the 2016 Incentive Award Plan, or the 2016 Plan, which authorized 1,210,256 shares of common stock for future issuance under the 2016 Plan and ceased granting awards under the 2008 Plan. Upon the effective date of the 2016 Plan, awards issued under the 2008 Plan remain subject to the terms of the 2008 Plan. Awards granted under the 2008 Plan that expire, lapse or terminate become available under the 2016 Plan as shares available for future grants.
Additionally, pursuant to the terms of the 2016 Plan, the Board is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2021 and 2020, the number of shares of common stock that may be issued under the 2016 Plan was increased by 4,322,850 and 3,453,022 shares, respectively. As of March 31, 2021, 3,248,520 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 1,175,000 shares of its common stock for issuance. In March 2019, the Board approved the amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of March 31, 2021, there are 1,358,333 shares available for future grant under the 2018 Inducement Incentive Award Plan.
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$754	$623
General and administrative	1,026	786
Total stock-based compensation expense	$1,780	$1,409

Stock Options
Employees
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.44%	1.73%
Dividend yield	—	—
Expected term	5.28	6.08
Expected volatility	83.26%	87.96%
Weighted-average fair value of common stock	$3.13	$2.30

The weighted average grant date fair value of stock options granted to employees during the three months ended March 31, 2021 and 2020 was $1.99 and $1.69, respectively.
As of March 31, 2021 total unrecognized compensation expense related to unvested employee stock options was $11.8 million, which is expected to be recognized over a weighted average period of 2.7 years.

Non-employee consultants
As of March 31, 2021, there was no unrecognized compensation expense related to non-employee consultants stock options.
The following table summarizes the stock option activity under the 2008 Plan, 2016 Plan, and 2018 Inducement Incentive Award Plan:

			Weighted-average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employees
Outstanding at December 31, 2020	7,302,176	$3.98	8.43	$4,456
Granted	2,628,000	$3.13
Exercised	(153,278)	$1.47
Forfeited	(62,577)	$5.19
Outstanding at March 31, 2021	9,714,321	$3.78	8.65	$15,665

Vested at March 31, 2021	3,064,130	$5.46	7.63	$4,313
Vested and expected to vest at March 31, 2021	8,920,548	$3.88	8.59	$14,231

Non-employee consultants
Outstanding at December 31, 2020	473,073	$5.89	5.23	$86
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2021	473,073	$5.89	4.98	$366

Vested at March 31, 2021	462,186	$5.82	4.92	$366
Vested and expected to vest at March 31, 2021	473,073	$5.89	4.98	$366

Restricted Stock Units
In January 2021, the Company granted 369,800 restricted stock awards to employees under the 2016 Plan which will vest over a four year term.
In addition, during the first quarter of 2021, the Company awarded 197,500 restricted stock units to executives under the 2016 Plan, of which 98,750 were determined to be granted as of the award date consistent with ASC 718. The remaining 98,750 restricted stock units do not have a defined performance metric as of the award date, resulting in the restricted stock units being reserved for future issuance as of March 31, 2021. These restricted stock units will vest in two equal installments on the dates an applicable performance condition is achieved, on or prior to December 31, 2021. If the performance conditions are not satisfied on or prior to December 31, 2021, the restricted stock units will be forfeited for no consideration.
The restricted stock units granted had a weighted average fair value of $2.99 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units were valued at approximately $1.4 million on their grant date. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock awards to employees based on historical attrition trends.
Unrecognized compensation expense for all restricted stock units was $1.5 million as of March 31, 2021, which is expected to be recognized over a weighted average period of 3.1 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and 2018 Inducement Incentive Award Plan:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2020	87,500	$6.03
Granted	468,550	2.99
Vested	(10,937)	6.03
Reserved for issuance	98,750	2.99
Forfeited	(800)	2.99
Unvested at March 31, 2021	643,063	$3.35

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 173,076 shares of common stock for future issuance under the ESPP to participating employees. In January 2021 and 2020, the number of shares of common stock authorized for issuance under the ESPP was increased by 1,080,711 shares and 863,254 shares, respectively. During the three months ended March 31, 2021, the Company issued 34,696 shares of common stock under the ESPP. As of March 31, 2021, 2,546,464 shares remain available for future issuance under the ESPP.
For each of the three months ended March 31, 2021 and 2020, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.

12. Revenue Arrangements
Swedish Orphan Biovitrum
License and Development Agreement
On June 11, 2020, the Company and Sobi entered into the Sobi License. Pursuant to the Sobi License, the Company has agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the Company’s SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. The SEL-212 drug candidate is a pharmaceutical composition containing a combination of SEL-037, or the Compound, and ImmTOR. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay the Company a one-time, up-front payment of $75.0 million. Sobi has also agreed to make milestone payments totaling up to $630.0 million to the Company upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier.
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
The Company determined that the Sobi License contains three distinct performance obligations due to the nature of the promises in the contract, which includes conducting the Phase 3 DISSOLVE trials, Sobi’s option to set-up a second source supplier, and a combined obligation comprised of the delivery of the license to SEL-212, transfer of the know-how and the manufacturing and delivery of SEL-212 supply for development, or the Combined License Obligation. As the set-up of a second source supplier is optional for Sobi and the Company will be reimbursed at cost for its efforts in the subsequent set-up and technology transfer, the option for this future service was determined to be at a significant and incremental discount to its standalone selling price and treated as a material right in the arrangement, namely a distinct performance obligation.
In determining the transaction price, the Company concluded the upfront payment of $75.0 million and the $5.0 million development milestone associated with the dosing of the first patient in the Phase 3 DISSOLVE trials will be included in the transaction price. All other development milestones will be fully constrained and only be included in the transaction price when the respective milestone is deemed probable of achievement. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of the evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company and probability of success criteria is estimated. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. In accordance with ASC 606, the Company will only recognize revenue associated with sales-based milestones and royalties when the subsequent sales thresholds are reached and underlying sales occur, respectively. In connection with the Sobi Purchase Agreement, the Company determined that the gross proceeds of $25.0 million from the Sobi Private Placement included a premium to the fair value of the Company’s shares as of July 28, 2020 equal to approximately $14.5 million. The premium amount will be included in the transaction price for revenue recognition. The Company will estimate and include in the transaction price the total reimbursements to be received from Sobi for both the manufacturing and delivery of the Compound and ImmTOR as well as conducting the Phase 3 DISSOLVE trials. The Company determined that a significant financing component does not exist in its arrangement with Sobi.
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
As of March 31, 2021 and December 31, 2020, the Company recorded $72.0 million and $68.3 million, respectively, as a short-term contract liability and $17.8 million and $24.2 million, respectively, as a long-term contract liability, representing deferred revenue associated with this agreement.
In addition, as of March 31, 2021 the Company has recorded $1.3 million of contract assets related to incremental costs that would not have been incurred if the Sobi License had not been obtained, of which $1.0 million is presented in prepaid expenses and other current assets and $0.3 million is presented in other assets in the accompanying unaudited consolidated balance sheets. Amortization of contract assets was less than $0.1 million for the three months ended March 31, 2021.
As of March 31, 2021 and December 31, 2020, the Company recorded a total outstanding receivable of $8.3 million and $6.9 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Revenue of $11.1 million related to the Sobi License was recognized during the three months ended March 31, 2021.
Sarepta Therapeutics, Inc.
Research License and Option Agreement
On June 13, 2020, the Company and Sarepta entered into a Research License and Option Agreement, or the Sarepta Agreement. Pursuant to the Sarepta Agreement, the Company agreed to grant Sarepta a license under the Company’s intellectual property rights covering the Company’s antigen-specific biodegradable nanoparticle encapsulating ImmTOR to research and evaluate ImmTOR in combination with Sarepta’s adeno-associated virus gene therapy technology, or gene editing technology, using viral or non-viral delivery, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes, or the Indications. Sarepta will have an option term of 24 months during which it can opt-in to obtain an exclusive license to further develop and commercialize the Product to treat at least one Indication, with a potential to extend the option term for an additional fee. The Company will supply ImmTOR to Sarepta for clinical supply on a cost-plus basis.
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
In determining the transaction price, the Company concluded the payment associated with all the performance milestones will be fully constrained and only be included in the transaction price when the respective milestone is deemed probable of achievement. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such study milestones is outside the control of the Company and probability of success criteria is estimated. As of March 31, 2021 and December 31, 2020, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. The Company will recognize the revenue associated with the upfront payment and combined single performance obligation utilizing the output method, over the 24 month term as the manufactured supply is delivered to Sarepta.
The Company also determined the option to enter into a future commercial license agreement and extend the term of the option does not represent a material right since it was not priced at an incremental discount. Sarepta may terminate the Sarepta Agreement for any reason upon 30 days’ written notice to the Company. The Sarepta Agreement contains other customary terms and conditions, including representations and warranties, covenants, termination, and indemnification obligations in favor of each party. During the year ended December 31, 2020, the Company and Sarepta entered into two amendments relating to an additional feasibility study. During the three months ended March 31, 2021, the Company and Sarepta entered into a third amendment relating to feasibility study research plan. None of the amendments executed through March 31, 2021 had a material impact on deferred revenue or revenue recognition.
At each of March 31, 2021 and December 31, 2020, the Company recorded $2.0 million as a short-term contract liability representing deferred revenue associated with this agreement. No revenue related to the Sarepta Agreement was recognized during the three months ended March 31, 2021 and 2020.
Asklepios Biopharmaceutical, Inc.
License Agreement for Pompe Disease
On December 17, 2019, the Company and AskBio entered into a license agreement, or the AskBio License Agreement. Pursuant to the AskBio License Agreement, AskBio has exercised its option to exclusively license the Company’s intellectual property rights covering the Company’s ImmTOR platform to research, develop, and commercialize certain AAV gene therapy products utilizing ImmTOR, and targeting the GAA gene, or derivatives thereof, to treat Pompe Disease.
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
Pursuant to the AskBio License Agreement, the Company will supply AskBio with its ImmTOR platform, or the Supply Obligation, and AskBio will be responsible for all preclinical, clinical and commercial manufacture and supply of licensed products (other than ImmTOR) and carry out all other activities related to the research, development, and commercialization of licensed products at its sole expense, including all regulatory activities related thereto.
The Company determined that the AskBio License Agreement and Supply Obligation represent a single promise and performance obligation. This is because AskBio cannot derive benefit from the license without the simultaneous transfer of the patent protected ImmTOR supply. Therefore, the License Obligation and Supply Obligation represent the only promise in the arrangement and are combined as a single performance obligation.
In determining the transaction price, the Company concluded that the future development milestones, regulatory milestones, sales milestones, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Consideration related to sales-based milestones as well as royalties on net sales upon commercialization by AskBio, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to AskBio and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of March 31, 2021 and December 31, 2020, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The total initial transaction price of the contract on the effective date was $7.0 million, comprised of a $2.0 million initial up-front payment upon agreement of terms, and a $5.0 million initial up-front execution fee.
At each of March 31, 2021 and December 31, 2020, the Company recorded $1.7 million as short-term and $5.3 million as a long-term, representing deferred revenue associated with this agreement. Revenue will be recognized over the period in which the particles are delivered. No revenue related to the AskBio License Agreement was recognized during the three months ended March 31, 2021 and 2020 as no deliveries were made during the periods.
Spark Therapeutics, Inc.
Spark License Agreement
The disclosures relating to the Company’s license and option agreement, or the Spark License Agreement, with Spark pursuant to which the Company and Spark agreed to collaborate on the development of gene therapies for certain targets utilizing the ImmTOR platform reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the SEC on March 12, 2021 have not materially changed since the Company filed such report.

Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed). As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $108.1 million.
Contract Balances from Contracts with Customers (Sobi, Sarepta, AskBio, and Spark)
The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2021 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Three Months Ended March 31, 2021
Contract liabilities:
Deferred revenue	$110,796	$—	$(2,730)	$108,066
Total contract liabilities	$110,796	$—	$(2,730)	$108,066

13. Related-Party Transactions
Consulting Services
The Company incurred expenses for consulting services provided by its founders totaling less than $0.1 million during each of the three months ended March 31, 2021 and 2020. The Company entered into consulting agreements with its founders to serve on its Scientific Advisory Board, effective January 1, 2020 to December 31, 2021, under which they will be paid quarterly for their services.

14. Collaboration Agreements
Asklepios Biopharmaceutical, Inc.
Feasibility Study and License Agreement
In August 2019, the Company entered into a feasibility study and license agreement with AskBio, or the AskBio Collaboration Agreement. Pursuant to the AskBio Collaboration Agreement, the Company and AskBio agreed to license intellectual property rights to each other as part of a collaboration to research, develop, and commercialize certain AAV gene therapy products utilizing the Company’s ImmTOR platform to enable re-dosing of such AAV gene therapy products to treat serious rare and orphan genetic diseases for which there is a significant unmet medical need.
Pursuant to the AskBio Collaboration Agreement, the Company and AskBio agreed to conduct proof of concept studies to potentially validate the use of ImmTOR in conjunction with AskBio’s AAV gene therapy, or MMA-101, for the treatment of MMA, to mitigate the formation of neutralizing anti-AAV capsid antibodies, or the POC Studies. If the POC Studies are successful, or the parties otherwise elect to do so, the parties will proceed with a collaboration to pursue the development and commercialization of AAV gene therapy product candidates utilizing ImmTOR for the treatment of certain agreed serious rare and orphan genetic diseases. If the POC Studies fail to demonstrate a proof-of-concept, and the parties do not mutually agree in writing to proceed with the collaboration, the AskBio Collaboration Agreement will expire.
The SEL-399 program combines an empty AAV capsid (EMC-101), which is an AAV capsid containing no transgene, with ImmTOR and is being conducted in partnership with AskBio. Building on the preclinical data the Company has generated showing ImmTOR’s effect on mitigating or reducing the formation of neutralizing antibodies to AAV gene therapies, the Company has commenced a clinical trial of SEL-399 in healthy adult volunteers in Belgium. The goal of the SEL-399 clinical trial is to demonstrate the appropriate dose of ImmTOR in humans to mitigate the formation of antibodies to AAV capsids used in gene therapies.
The Company and AskBio will share responsibility for the research, development and commercialization of products developed under this collaboration. The parties will also share research, development, and commercialization costs equally for all collaboration products, but with a right of either party to opt out of certain products, and thereby no longer be required to share costs for such products. Each party will receive a percentage of net profits for each product sold under the collaboration equal to the percentage of shared costs borne by such party in the development of such product. Pursuant to the AskBio Collaboration Agreement, AskBio is responsible for manufacturing the AAV capsids and AAV vectors and the Company is responsible for manufacturing ImmTOR.
The AskBio Collaboration Agreement is considered to be within the scope of ASC 808, as both parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company evaluated the terms of the AskBio

Collaboration Agreement and have identified the following promises in the arrangement (1) conducting research and development activities to develop and commercialize products under the collaboration, or the R&D Services, (2) granting a non-exclusive, non-transferable, royalty-free, fully paid up, worldwide license to certain intellectual property of the Company, or the IP Rights, for the purpose of performing the POC Studies, or the Research License, (3) granting an exclusive, nontransferable, worldwide license to the IP Rights for use in certain indications, or the Collaboration License, (4) providing manufactured supply of preclinical and clinical ImmTOR, or the Manufactured Supply, (5) participation on identified steering committees responsible for the oversight of the collaboration, or the JSC Participation, and (6) granting an exclusive option to obtain a license under the IP Rights to research, develop and commercialize Licensed Products. The Company determined that the R&D Services, Research License, Collaboration License, Manufactured Supply, and JSC Participation were not capable of being distinct, and therefore must be combined into a single performance obligation. Therefore, promises (1) through (5) identified above were combined into a single performance obligation. Furthermore, the Company evaluated the Option Agreement and determined that it does not provide AskBio with a material right under ASC 606 as the option was not priced at a discount (see discussion of the option exercise in Note 12). The Company noted that AskBio did not meet the definition of a customer within the scope of ASC 606 for any distinct performance obligations as the Company concluded that such items were not an output of the Company’s ordinary activities. As such, the Company determined that the entire arrangement would be accounted for within the scope of ASC 808.
In accordance with ASC 808, collaboration expenses are recognized within R&D expense and selling, general and administrative expense on the Company’s condensed consolidated statements of operations. For each of the three months ended March 31, 2021 and 2020, the Company recognized $1.2 million of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share.
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
Massachusetts Institute of Technology
In November 2008, the Company entered into an exclusive patent license agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, under which the Company received an exclusive royalty-bearing license to utilize patents held by MIT in exchange for upfront consideration and annual license maintenance fees. Such fees are expensed as incurred and have not been material to any period presented.
In June 2020, the Company entered into a Fifth Amendment, or the MIT Amendment, to the MIT License, which is effective as of May 15, 2020. Pursuant to the MIT Amendment, certain of the Company’s diligence obligations were extended, including a diligence obligation to commence a Phase 3 trial for a licensed product by a specific date in the second quarter of 2021. Additionally, certain of the Company’s development and regulatory milestones and payments upon achievement of such milestones were adjusted.
As of March 31, 2021, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the three months ended March 31, 2021.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of March 31, 2021. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.

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
For the three months ended March 31, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit.

The Company has provided a full valuation allowance against its net deferred tax assets, as the Company believes that it is more likely than not that the deferred tax assets will not be realized.
Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code due to ownership change limitations that have occurred previously, or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2020, the Company completed a Section 382 study. The Company has determined that all of the $234.5 million of net operating losses are available in the future, with approximately $36.5 million of that total limited under Section 382 and therefore available for future use through 2028.
The Company applies ASC 740, Income Taxes to uncertain tax positions. As of March 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits or related interest and penalties accrued.
The Company has not, as of yet, conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position.
The statute of limitations for assessment by the United States Internal Revenue Service and Massachusetts tax authorities is open for tax years since inception. The Company files income tax returns in the United States and Massachusetts. There are currently no federal, state or foreign audits in progress.

16. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended March 31, 2021 and 2020.

17. Commitments and Contingencies
As of March 31, 2021, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
On August 4, 2020, a putative stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, the Company received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors. At this time, the Company has not accrued a liability for this matter, as any liability has been determined to be either not estimable or not probable.
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

The Company is a party in various other contractual disputes and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect the Company’s business, financial position, results of operations or cash flows.

18. Subsequent Events
“At-the-Market” Offerings
Subsequent to March 31, 2021 through May 13, 2021, the Company sold 206,593 shares of its common stock pursuant to the 2020 Sales Agreement, at an average price of approximately $4.51 per share for aggregate net proceeds of $0.9 million, after deducting commissions and other transaction costs.
Milestone Event
On April 13, 2021, the Company was notified by Sarepta of the achievement of the milestone event related to the completion of a non-clinical study for Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies under the Company’s Research License and Option Agreement. Under the terms of the Agreement, Sarepta is obligated to pay a non-refundable, non-creditable milestone payment of $3.0 million to the Company within 60 days of Sarepta’s receipt of the related invoice from the Company.
The AskBio Collaboration Agreement
On April 29, 2021, the Company was notified by AskBio that it intended to opt-out of development of the MMA indication. Consequently, the Company will assume all rights to the MMA program and intends to continue to progress the MMA-101 and ImmTOR combination through clinical development.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on March 12, 2021. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
We believe our ImmTOR platform has a broad range of potential applications.
Enzyme therapies. Enzyme therapies are a class of biologic drugs frequently used to treat rare diseases. Through our analysis of biologic drugs, including in our preclinical studies, we have observed that enzymes are especially prone to causing undesired immune responses. Our product candidate, SEL-212, which is currently in Phase 3 clinical development, includes pegadricase, a pegylated uricase enzyme, which is an example of an immunogenic enzyme for which we are applying ImmTOR with the intention of improving the enzyme’s efficacy and safety. We are also combining ImmTOR with an immunoglobulin A, or IgA, protease for the treatment of IgA nephropathy. We intend to seek, if appropriate, licenses to other enzymes that we would evaluate in combination with ImmTOR.
Gene therapies. We believe gene therapies have the potential to address key unmet medical needs for many rare genetic diseases, but undesired immune responses to the viral vectors used for gene replacement, augmentation and editing may be restricting their broader use. Through our analysis of genetic diseases, we have identified applications and patient segments that we believe would benefit from our ImmTOR platform. We intend to develop ImmTOR-

enabled non-immunogenic gene therapy candidates which are designed to be utilized with adeno-associated virus, or AAV, vectors. We believe our product candidates have the potential to increase transgene expression and to prevent undesired immune responses to the vector and transgene product that can occur with the first dose of gene therapy by using our ImmTOR platform. Our initial area of focus is on genetic metabolic diseases but may also include lysosomal storage diseases and genetic muscular diseases. We believe we are the first company to systematically pursue the development of AAV gene therapy product candidates with the goal of enabling repeat administration. We have engaged third parties with experience in gene therapy and rare diseases to support the development of our products. We also have licensed our ImmTOR platform to AskBio, Sarepta, and Spark for certain pre-specified targets.
Restoring self-tolerance to auto-antigens. We believe that ImmTOR has the potential to restore self-tolerance in autoimmune diseases. Our first program in autoimmune diseases is in primary biliary cholangitis, or PBC. PBC has a significant unmet medical need and a well-defined target antigen, known as PDC-E2.
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
Our Current Programs
Amplifying the Efficacy of Biologics: Enzyme therapy – Chronic Refractory Gout
SEL-212 is designed to be a monthly treatment for chronic refractory gout, a debilitating rare disease with an unmet medical need. SEL-212 consists of a combination of our ImmTOR platform co-administered with pegadricase. Pegadricase is an investigational recombinant pegylated uricase (urate oxidase), an enzyme not naturally found in humans, and is therefore highly immunogenic. This enzyme is designed to treat patients with symptomatic gout, refractory to standard uric acid lowering treatment, by breaking down the excess uric acid to the more soluble allantoin. In preclinical studies, we observed that ImmTOR, when co-administered with pegadricase, induced antigen-specific immune tolerance to pegadricase and substantially reduced the formation of associated ADAs. Based on our clinical data, we believe that SEL-212 has the potential to control serum uric acid, or SUA levels and mitigate the formation of ADAs in response to the therapeutic enzyme. Additionally, we believe that SEL-212 serves as proof of concept for the ImmTOR platform in ameliorating the unwanted immune response to an immunogenic biologic. SEL-212 has been licensed (except as to Greater China) to Sobi, pursuant to our license and development agreement dated June 11, 2020 with Sobi, or the Sobi License.
We and Sobi commenced the Phase 3 DISSOLVE clinical program of SEL-212 in September 2020. The Phase 3 clinical program consists of two double blinded, placebo-controlled trials of SEL-212, DISSOLVE I and DISSOLVE II. Each trial is expected to enroll 105 patients, with 35 patients receiving 0.1 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, 35 patients receiving 0.15 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, and 35 patients receiving placebo. DISSOLVE I and DISSOLVE II both have a six-month primary endpoint with a six-month safety extension for DISSOLVE I. The primary endpoint of the DISSOLVE program is the maintenance of SUA levels below 6 mg/dL at six months. Secondary endpoints include tender and swollen joint counts, tophus burden, patient reported outcomes of activity limitation and quality of life and gout flare incidence. Topline data from the Phase 3 DISSOLVE clinical program is expected in the second half of 2022. The Phase 3 DISSOLVE clinical program is being conducted by Selecta and funded by Sobi.
Amplifying the Efficacy of Biologics: Enzyme therapy – IgA Nephropathy
The second indication in our enzyme therapy program is IgA nephropathy, an autoimmune kidney disease that occurs when immune complexes of a subclass of antibodies called immunoglobulin A1 (IgA1) accumulates in the kidneys.
In October 2020, we entered into an Option and License Agreement, or the IGAN Agreement, with IGAN Biosciences, Inc., or IGAN. Pursuant to the IGAN Agreement, IGAN has granted us an exclusive license to research, evaluate, and conduct pre-clinical development activities on IGAN’s proprietary IgA proteases. Previous studies in animal models conducted at independent laboratories demonstrated that IgA protease removed injurious IgA immune complexes from kidneys and reduced inflammation, fibrosis, and hematuria. These results suggest that it is an excellent candidate to potentially decrease the rate of disease progression and possibly even reverse the disease. The barrier to IgA protease commercialization is the bacterial origin of the protease, which makes it immunogenic. Our ImmTOR platform has shown in clinical studies the ability to mitigate the formation of ADAs to immunogenic enzymes, which has been observed with SEL-212. We intend to combine IgA protease with our ImmTOR platform to develop a novel combination product candidate for the treatment of IgA nephropathy and IgA-mediated diseases. We will have an option term of 24 months, during which we can elect to obtain an exclusive license to further develop and commercialize the product candidate to treat all IgA-mediated diseases, including IgA nephropathy, Linear IgA bullous dermatitis, IgA pemphigus, and Henoch-Schonlein purpura (also known as IgA vasculitis).

We plan to file an Investigational New Drug, or IND, application, for this program by the end of 2021.
Amplifying the Efficacy of Biologics: Gene Therapies
When used in combination with AAV gene therapy vectors, ImmTOR has been observed to inhibit the immune response to the vector and enable successful redosing in mice and non-human primates, or NHPs. Currently, the ability to re-administer systemic AAV gene therapy is limited by the development of neutralizing antibodies. The ability to safely re-dose AAV may help achieve therapeutic benefit in patients who are under-dosed; it may also help restore transgene expression in patients, particularly pediatric patients, who may lose gene expression over time as they grow. In addition, a study conducted in NHPs showed that co-administration of AAV vector and ImmTOR in NHPs enabled higher and more durable transgene expression after the first dose of gene therapy as well as robust inhibition of anti-AAV8 immunoglobulin G, or IgG, and neutralizing antibodies. The observation that co-administration of AAV vector and ImmTOR leads to higher transgene expression demonstrates the potential for dosing lower levels of AAV gene therapies when combined with ImmTOR. Thus, integrating ImmTOR into a gene therapy protocol has the potential to provide a first dose benefit by enhancing liver-directed transgene expression and durability, as well as the potential for enabling re-dosing.
Our lead therapeutic gene therapy program is in methylmalonic acidemia, or MMA, an inherited disorder in which the body is unable to process certain proteins and fats (lipids) properly. This program was previously being conducted under our collaboration with AskBio. In April 2021, we were notified by AskBio that it intended to opt-out of development of the MMA indication. The feasibility study and license agreement with AskBio, or AskBio Collaboration Agreement, otherwise remains in effect. Due to a manufacturing issue with the AAV vector we believe is related to a component sourced from a third party, our plans to file an IND for this product candidate, MMA-101, have been delayed to the end of 2021. ImmTOR manufacturing, controlled by us, continues to proceed in accordance with our expectations, and we have not observed any impact to any of our ImmTOR programs. In October and November 2020, we and AskBio received rare pediatric disease designation and orphan drug designation, respectively, from the FDA for MMA-101, for the treatment of MMA due to methylmalonyl-CoA mutase, or MMUT gene mutations.
Our proprietary gene therapy product candidate, SEL-313, is being developed to treat ornithine transcarbamylase, or OTC deficiency, and is currently in preclinical development. OTC deficiency is a rare genetic disorder that causes ammonia to accumulate in the blood due to mutations in the OTC gene, which is critical for proper function of the urea cycle. The most severe form of the disorder presents within the first few days of life. Severe symptoms include inability to control body temperature and breathing rate, seizures, coma, developmental delays and intellectual disability. Less severe forms of the disorder are characterized by delirium, erratic behavior, aversion to high protein foods, vomiting and seizures. We expect to file an IND and/or Clinical Trial Application for SEL-313 in 2022.
SEL-399 combines an empty AAV capsid (EMC-101), which is an AAV capsid containing no transgene, with ImmTOR and is being conducted in partnership with AskBio. Building on the preclinical data we have generated showing ImmTOR’s effect on mitigating or reducing the formation of neutralizing antibodies to AAV gene therapies, we have commenced a clinical trial of SEL-399 in healthy adult volunteers in Belgium. The goal of the SEL-399 clinical trial is to demonstrate the appropriate dose of ImmTOR in humans to mitigate the formation of antibodies to AAV capsids used in gene therapies. An initial control cohort of healthy volunteers received a single dose of EMC-101 in December 2020 and dose escalating cohorts of EMC-101 plus ImmTOR were initiated in February 2021. Topline results are expected in the fourth quarter of 2021.
Restoring Self-tolerance in Autoimmune Diseases
Our lead autoimmune diseases indication is PBC, a T-cell driven autoimmune disease that causes progressive destruction of the bile ducts. Patients with PBC are in need of a highly targeted, liver-directed approach to treating the root cause of the disorder. We believe PBC has a well-defined target antigen, significant unmet medical need, and is well suited to the application of our ImmTOR immune tolerance platform, as preclinical data suggest that ImmTOR has the potential to enhance the tolerogenic environment in the liver and provide a hepatoprotective benefit. We expect to file an IND for our PBC program in the second half of 2022.
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
IGAN Biosciences
In October 2020, we entered into the IGAN Agreement. Pursuant to the IGAN Agreement, IGAN granted us an exclusive license to research, evaluate, and conduct pre-clinical development activities on IGAN’s proprietary IgA proteases. We have an option term of 24 months, during which we can elect to obtain an exclusive license to further develop and commercialize the product to treat all IgA-mediated diseases, including IgA nephropathy, Linear IgA bullous dermatitis, IgA pemphigus, and Henoch-Schonlein purpura (also known as IgA vasculitis).
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
AskBio
In August 2019, we entered into the AskBio Collaboration Agreement. The initial proof-of-concept study being conducted under this collaboration is in SEL-399, which combines an empty AAV capsid (EMC-101), an AAV capsid containing no transgene, with ImmTOR, and is being conducted in partnership with AskBio. Building on the preclinical data we have generated showing ImmTOR’s effect on mitigating or reducing the formation of neutralizing antibodies to AAV gene therapies, we have commenced a clinical trial of SEL-399 in healthy adult volunteers in Belgium. The goal of the SEL-399 clinical trial is to demonstrate the appropriate dose of ImmTOR in humans to mitigate the formation of antibodies to AAV capsids used in gene therapies, which currently precludes re-dosing. An initial control cohort of healthy volunteers received a single dose of EMC-101 in December 2020 and dose escalating cohorts of EMC-101 plus ImmTOR were initiated in February 2021. Topline results are expected in the fourth quarter of 2021.
Previously, we and AskBio were developing a gene therapy for MMA, which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. We conducted preclinical studies for this product candidate and will leverage that work within the collaboration. In April 2021, we were notified by AskBio that it intended to opt-out of development of the MMA indication. The AskBio Collaboration Agreement otherwise remains in effect and we intend to continue to develop MMA-101 combined with ImmTOR through clinical development.
Additionally, in December 2019, we entered into a License Agreement with AskBio, or the AskBio License Agreement, which provides AskBio with exclusive worldwide rights to our ImmTOR platform to research, develop and commercialize certain AAV-gene therapy products targeting the GAA gene, or derivatives thereof, to treat Pompe Disease.
Spark Therapeutics
In December 2016, we entered into a license and option agreement with Spark Therapeutics, or the Spark License Agreement, which provides Spark with exclusive worldwide rights to our ImmTOR platform to research, develop and commercialize gene therapies for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A.
Impact of COVID-19
We are closely monitoring how COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have continued to have our administrative employees work outside of our offices and limited the number of staff in any given research and development laboratory. Disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and the incurrence of unforeseen costs as a result of preclinical study or clinical trial delays.
While the COVID-19 pandemic has not had a material impact on our clinical programs as of the date of this Quarterly Report, it could have an impact on our ability to complete the Phase 3 DISSOLVE clinical program of SEL-212, our ability to commence preclinical and clinical studies of our IgA nephropathy, gene therapy, and autoimmune disease programs, and our ability to obtain supply of both active drug substances and finished drug product as well as efficient execution of the overall supply chain for SEL-212 and our other programs. We have been proactively working with our CRO, clinical sites, and principal investigators to provide patients with more convenient locations to have their SUA measured for the primary endpoint of the study, such as at local laboratories or their homes, as well as alternative sites to receive infusions of study drug. We are also working with our primary and back-up suppliers for SEL-037 (pegadricase) and SEL-110 (ImmTOR) to ensure that we have adequate supply of our materials for both our clinical and preclinical programs. We believe we will have adequate supply of all material necessary to conduct our Phase 3 DISSOLVE clinical program of SEL-212 in chronic refractory gout and to complete our clinical trial for SEL-399 in gene therapy under our collaboration with AskBio.
At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and the impact of related responses. Any impact of COVID-19 on the Company’s business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, supply chain disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We do not have any products approved for sale and have not generated any product sales. All of our revenue to date has been collaboration and grant revenue.
Since inception, we have incurred significant operating losses. We incurred net losses of $24.6 million and $19.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $429.2 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:
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
We believe that our existing cash, cash equivalents, marketable securities, and restricted cash as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
The consolidated financial information presented below includes the accounts of Selecta Biosciences, Inc. and our wholly owned subsidiaries, Selecta (RUS) LLC, a Russian limited liability company, or Selecta (RUS), and Selecta Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.
Collaboration and grant revenue
To date, we have not generated any product sales. Our revenue consists of collaboration and grant revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. In addition, we earn revenue under the terms of government contracts or grants, which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amount of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For a further description of the agreements underlying our collaboration and grant-based revenue, see Notes 2 and 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
We have incurred a total of $308.3 million in research and development expenses from inception through March 31, 2021, with a majority of the expenses being spent on the development of SEL-212 and a prior nicotine vaccine candidate, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses (key projects and initiatives):
SEL-212	$6,724	$8,648
AskBio collaboration	813	976
Discovery and preclinical stage product candidate programs, collectively	571	166
Other internal research and development expenses	4,896	4,934
Total research and development expenses	$13,004	$14,724
On June 11, 2020, we and Sobi entered into the Sobi License. Pursuant to the Sobi License, clinical trial costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, will be reimbursed by Sobi. These costs, when reimbursed, will be recognized as revenue consistent with the revenue recognition methodology disclosed in Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. The reimbursable costs exclude any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212.
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
Investment income
Investment income consists primarily of interest income earned on our cash, cash equivalents and marketable securities.
Interest expense
Interest expense consists of interest expense on amounts borrowed under our credit facilities.

Other income (expense)
Other income (expense) was de minimis during the three months ended March 31, 2021 and 2020.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of March 31, 2021 and December 31, 2020, we maintained cash of $0.3 million in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue
The following is a comparison of revenue for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2021	2020	(decrease)
Collaboration revenue	$11,050	$—	$11,050	—
During the three months ended March 31, 2021, collaboration revenue was $11.1 million, compared to no revenue recognition in 2020. During the three months ended March 31, 2021 we recognized $11.1 million under the license agreement with Sobi which began in July 2020 resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program.

Research and development
The following is a comparison of research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2021	2020	(decrease)
Research and development	$13,004	$14,724	$(1,720)	(12)%
During the three months ended March 31, 2021, our research and development expenses decreased by $1.7 million, or 12%, as compared to 2020. The decrease in cost was primarily the result of less expense incurred for the SEL-212 clinical programs and for the AskBio Collaboration, offset by an increase of expense for discovery and preclinical programs.

General and administrative
The following is a comparison of general and administrative expenses for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2021	2020	(decrease)
General and administrative	$5,204	$4,098	$1,106	27%
During the three months ended March 31, 2021, our general and administrative expenses increased by $1.1 million, or 27%, as compared to 2020. The increase in costs was the result of expenses for consulting and professional fees and salaries offset by reduced travel expenses.

Investment income
Investment income was less than $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The decrease reflects reduced interest rates.
Foreign currency transaction gain (loss)
We recognized minimal foreign currency gains of less than $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively.
Interest expense
Interest expense was $0.7 million and $0.3 million for the three ended March 31, 2021 and 2020, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the three months ended March 31, 2021, we recognized a $16.7 million charge for the increase in the fair value of warrant liabilities utilizing the Black-Scholes valuation methodology. The increase in value was primarily driven by an increase in the Company’s share price (see Note 5). For the three months ended March 31, 2020, we recognized $0.8 million as a change in the fair value of warrant liabilities primarily driven by an increase in the Company’s share price and volatility, offset by a decreased discount rate this quarter.
Other income (expense)
Other income (expense) was de minimis for each of the three months ended March 31, 2021 and 2020.
Net Loss
Net loss for the three months ended March 31, 2021 was $24.6 million compared to $19.6 million for the three months ended March 31, 2020.

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
From our inception through March 31, 2021, we have raised an aggregate of $576.9 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $36.7 million from borrowings under our credit facility, $172.8 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering, $149.3 million in combined net proceeds from private placements and follow-on offerings of our common stock, and $24.0 million in aggregate net proceeds from “at-the-market” offerings of our common stock.
As of March 31, 2021, our cash, cash equivalents, restricted cash, and marketable securities were $149.2 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
In addition to our existing cash equivalents, we receive research and development funding pursuant to our collaboration agreements. Currently, funding from payments under our collaboration agreements represent our only source of committed external funds.
Indebtedness
On August 31, 2020, we entered into a term loan of up to $35.0 million, consisting of term loans in an aggregate amount of $25.0 million, or the Term A Loan, and term loans in an aggregate amount of $10.0 million, or the Term B Loan, governed by a loan and security agreement among us and Oxford Finance LLC, or Oxford, as collateral agent and a lender, and Silicon Valley Bank, or SVB, as a lender. The Term A Loan was funded in full on August 31, 2020, the proceeds of which were used to repay our previously existing 2017 Term Loan and for general corporate and working capital purposes. The Term B Loan will be available, subject to the collateral agent’s discretion and customary terms and conditions, during the period commencing on the date we have delivered to Oxford and SVB evidence: (i) we or one of the our collaboration partners has enrolled its first patient for a Phase 1 clinical trial evaluating the treatment of MMA, and (ii) we have enrolled the first patient in each of two Phase 3 pivotal trials evaluating SEL-212, or the Second Draw Period Milestone, and ending on the earliest of (i) the date which is 30 days following the date the Second Draw Period Milestone is achieved, (ii) September 30, 2021 (iii) and the occurrence of an event of default, other than an event of default that has been waived in writing by Oxford and SVB in their sole discretion.

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
For a further description of the 2020 Term Loan, see Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Plan of operations and future funding requirements
As of the date of this Quarterly Report, we have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect that we will need substantial additional funding to support our continuing operations.
As of March 31, 2021, we had an accumulated deficit of $429.2 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, marketable securities and restricted cash as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
As noted above, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity future funding requirements is uncertain as of the filing date of this Quarterly Report as this continues to evolve globally.

Summary of Cash Flows

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash (used in) and provided by:
Operating activities	$(12,133)	$(11,698)
Investing activities	(22,445)	(135)
Financing activities	21,307	(5,370)
Effect of exchange rate changes on cash	(7)	(84)
Net change in cash, cash equivalents, and restricted cash	$(13,278)	$(17,287)

Operating activities
Cash used in operations of $12.1 million for the three months ended March 31, 2021 included approximately $5.2 million of net losses, adjusted for non-cash items, and uses of cash of approximately $6.9 million for changes in operating assets and liabilities.
Cash used in operations of $11.7 million for the three months ended March 31, 2020 included $16.6 million of net losses, adjusted for non-cash items, partially offset by cash generated from changes in operating assets and liabilities of $5.0 million, principally related to changes in accounts receivable.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2021 was $22.4 million compared to net cash used in investing activities of $0.1 million in the same period in 2020. The net cash used in investing activities in 2021 was to purchase marketable securities. The net cash used in investing activities in 2020 was to purchase property and equipment.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2021 was $21.3 million compared to net cash used in financing activities of $5.4 million in the same period in 2020. The net cash provided by financing activities in 2021 was primarily the result of net proceeds from “at-the-market” offerings.
The net cash used in financing activities in 2020 was the result of $4.4 million of issuance costs paid for December 2019 financing, $2.1 million principal payment on outstanding debt, offset by $1.1 million net proceeds from “at-the-market” offerings.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the
Securities and Exchange Commission.

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an ‘‘emerging growth company’’ such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We will remain an emerging growth company until December 31, 2021, the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of our common stock. However, if certain events occur prior to December 31, 2021, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.07 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to December 31, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents, restricted cash and marketable securities of $149.2 million and $140.1 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current plan to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. As of March 31, 2021, we held cash and cash equivalents totaling $0.3 million in Russian banks to support our Russian subsidiary, all of which were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 4, 2020, a putative stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, we received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors.

Item 1A. Risk Factors
Our risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors previously disclosed in such filing.

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

SELECTA BIOSCIENCES, INC.

Date: May 13, 2021	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Bradford D. Dahms
Bradford D. Dahms
Chief Financial Officer
(Principal Financial Officer)