Form 10-Q
period 2021-06-30
SELECTA BIOSCIENCES INC
filed 2021-08-12
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2021, the registrant had 115,079,292 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,749	$138,685
Marketable securities	24,389	—
Accounts receivable	8,464	7,224
Prepaid expenses and other current assets	8,210	5,434
Total current assets	166,812	151,343
Non-current assets:
Property and equipment, net	1,778	1,395
Right-of-use asset, net	10,399	10,948
Long-term restricted cash	1,379	1,379
Other assets	154	370
Total assets	$180,522	$165,435
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$154	$443
Accrued expenses	8,861	8,146
Loan payable	2,291	—
Lease liability	977	908
Deferred revenue	75,013	72,050
Total current liabilities	87,296	81,547
Non-current liabilities:
Loan payable, net of current portion	22,931	24,793
Lease liability	9,143	9,647
Deferred revenue	24,739	38,746
Warrant liabilities	40,635	28,708
Total liabilities	184,744	183,441
Commitments and contingencies (Note 17)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 115,079,292 and 108,071,249 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	12	11
Additional paid-in capital	424,984	391,175
Accumulated deficit	(424,661)	(404,629)
Accumulated other comprehensive loss	(4,557)	(4,563)
Total stockholders’ (deficit) equity	(4,222)	(18,006)
Total liabilities and stockholders’ (deficit) equity	$180,522	$165,435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Grant and collaboration revenue	$19,663	$—	$30,713	$—
Operating expenses:
Research and development	14,463	10,730	27,467	25,454
General and administrative	4,748	5,637	9,952	9,735
Total operating expenses	19,211	16,367	37,419	35,189
Operating income (loss)	452	(16,367)	(6,706)	(35,189)
Investment income	12	13	24	253
Foreign currency transaction, net	(14)	(42)	(7)	40
Interest expense	(711)	(205)	(1,422)	(478)
Change in fair value of warrant liabilities	4,820	(7,539)	(11,927)	(8,385)
Other income, net	6	59	6	58
Net income (loss)	4,565	(24,081)	(20,032)	(43,701)

Other comprehensive income (loss):
Foreign currency translation adjustment	12	31	6	(29)
Unrealized gains on marketable securities	1	—	—	—
Total comprehensive income (loss)	$4,578	$(24,050)	$(20,026)	$(43,730)

Net income (loss) per share:
Basic	$0.04	$(0.25)	$(0.18)	$(0.46)
Diluted	$0.00	$(0.25)	$(0.18)	$(0.46)
Weighted average common shares outstanding:
Basic	113,524,110	96,785,915	112,140,815	95,754,714
Diluted	121,177,998	96,785,915	112,140,815	95,754,714

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid-in	Accumulated	comprehensive	(Deficit)
	Shares	Amount	capital	deficit	loss	Equity
Balance at December 31, 2020	108,071,249	$11	$391,175	$(404,629)	$(4,563)	$(18,006)
Issuance of common stock under Employee Stock Purchase Plan	34,696	—	72	—	—	72
Issuance of common stock upon exercise of options	153,278	—	244	—	—	244
Issuance of vested restricted stock units	10,937	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	4,706,844	—	20,943	—	—	20,943
Stock-based compensation expense	—	—	1,780	—	—	1,780
Currency translation adjustment	—	—	—	—	(6)	(6)
Unrealized (losses) on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(24,597)	—	(24,597)
Balance at March 31, 2021	112,977,004	$11	$414,214	$(429,226)	$(4,570)	$(19,571)
Issuance of common stock upon exercise of options	242,278	—	425	—	—	425
Issuance of vested restricted stock units	10,938	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	1,849,072	1	8,562	—	—	8,563
Stock-based compensation expense	—	—	1,783	—	—	1,783
Currency translation adjustment	—	—	—	—	12	12
Unrealized gain on marketable securities	—	—	—	—	1	1
Net income	—	—	—	4,565	—	4,565
Balance at June 30, 2021	115,079,292	$12	$424,984	$(424,661)	$(4,557)	$(4,222)

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

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities
Net loss	$(20,032)	$(43,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	512	356
Amortization of premiums and discounts on marketable securities	28	—
Non-cash lease expense	549	602
Loss on disposal of property and equipment	—	(35)
Stock-based compensation expense	3,563	2,890
Non-cash interest expense	594	173
Warrant liabilities revaluation	11,927	8,385
Changes in operating assets and liabilities:
Accounts receivable	(1,241)	5,000
Prepaid expenses, deposits and other assets	(2,811)	451
Accounts payable	(289)	735
Deferred revenue	(11,046)	2,000
Accrued expenses and other liabilities	70	(362)
Net cash used in operating activities	(18,176)	(23,506)
Cash flows from investing activities
Purchases of marketable securities	(24,417)	—
Purchases of property and equipment	(643)	(334)
Proceeds from the sale of property and equipment	—	45
Net cash used in investing activities	(25,060)	(289)
Cash flows from financing activities
Repayments of principal on outstanding debt	—	(4,200)
Net proceeds from issuance of common stock- at-the-market offering	29,547	2,137
Issuance costs paid for December 2019 financing	—	(4,381)
Other financing fees	—	(147)
Proceeds from exercise of pre-funded and common warrants	—	49
Proceeds from exercise of stock options	672	101
Proceeds from issuance of common stock under Employee Stock Purchase Plan	72	114
Net cash provided by (used in) financing activities	30,291	(6,327)
Effect of exchange rate changes on cash	9	(42)
Net change in cash, cash equivalents, and restricted cash	(12,936)	(30,164)
Cash, cash equivalents, and restricted cash at beginning of period	140,064	91,551
Cash, cash equivalents, and restricted cash at end of period	$127,128	$61,387
Supplement cash flow information
Cash paid for interest	$998	$387
Noncash investing and financing activities
Cashless warrant exercise	$—	$17,089
Reclassification of warrant liability to equity upon exercise of warrants	$—	$77
Purchase of property and equipment not yet paid	$2	$111
Equity offering costs in accrued liabilities	$44	$29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Nature of the Business and Basis of Presentation
Selecta Biosciences, Inc., or the Company, was incorporated in Delaware on December 10, 2007, and is based in Watertown, Massachusetts. The Company is a clinical-stage biopharmaceutical company leveraging its ImmTOR™ immune tolerance platform with the goals of amplifying the efficacy of biologics, including enabling the re-dosing of life-saving gene therapies, and restoring self-tolerance in autoimmune diseases. The Company’s ImmTOR platform encapsulates rapamycin, also known as sirolimus, an immunomodulator, in biodegradable nanoparticles and is designed to induce antigen-specific immune tolerance. The Company believes ImmTOR has the potential to enhance the efficacy without compromising the safety of biologic therapies, improve product candidates under development, and enable novel therapeutic modalities. Since inception, the Company has devoted its efforts principally to research and development of its technology and product candidates, recruiting management and technical staff, acquiring operating assets, and raising capital.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 12, 2021. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of June 30, 2021, consolidated results of operations for the three and six months ended June 30, 2021, and cash flows for the six months ended June 30, 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
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

As of June 30, 2021, the Company’s cash, cash equivalents, restricted cash and marketable securities were $151.5 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents, restricted cash and marketable securities as of June 30, 2021 will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance of these financial statements. As of June 30, 2021, the Company had an accumulated deficit of $424.7 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company will pursue a range of options to secure additional capital.
At this time, any impact of COVID-19 on the Company’s business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, supply chain disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through June 30, 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended June 30, 2021, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This new standard will be effective for us for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than the fiscal year beginning after December 15, 2020. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. This new standard will be effective for us for fiscal years beginning after December 15, 2021. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.

3. Marketable Securities
The following table summarizes the marketable securities held as of June 30, 2021 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2021
Corporate bonds	$2,007	$—	$—	$2,007
Commercial paper	22,382	—	—	22,382
Total	$24,389	$—	$—	$24,389
All marketable securities held at June 30, 2021 had maturities of less than 12 months when purchased and are classified as short-term marketable securities on the accompanying consolidated balance sheet. During the six months ended June 30, 2021, there were no marketable securities adjusted for other than temporary declines in fair value.
As of December 31, 2020, the Company held no marketable securities.

4. Net Income (Loss) Per Share
The Company has reported a net income for the three months ended June 30, 2021. The 2019 warrants have been included in the calculation of diluted net income per share for the three months ended June 30, 2021 as the warrants are both liability-classified and in-the-money. The Company used the treasury stock method to determine the number of dilutive shares. The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per-share data) for the three months ended June 30, 2021:

Three Months Ended June 30,
2021
Numerator:
Net income (loss)	$4,565
Less: Change in fair value of 2019 warrants	(4,820)
Adjusted net loss	$(255)
Denominator:
Weighted-average common shares used in per share calculations - basic	113,524,110
Dilutive effect of employee equity incentive plans and outstanding warrants	7,653,888
Weighted-average common shares used in per share calculations - diluted	121,177,998
Net income (loss) per share:
Basic	$0.04
Diluted	$0.00

For the three months ended June 30, 2020 and the six months ended June 30, 2021 and 2020, all potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share were the same for all periods presented.
The following table represents the potential dilutive common shares excluded from the computation of the diluted net income (loss) per share for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options, RSUs and ESPP shares	10,574,133	7,671,099	10,574,133	7,671,099
Warrants to purchase common stock	292,469	14,841,100	12,378,016	14,841,100
Total	10,866,602	22,512,199	22,952,149	22,512,199

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (included in cash equivalents)	$56,160	$56,160	$—	$—
Marketable securities:
Corporate bonds	2,007	—	2,007	—
Commercial paper	22,382	—	22,382	—
Total assets	$80,549	$56,160	$24,389	$—

Liabilities:
Warrant liabilities	$40,635	$—	$—	$40,635
Total liabilities	$40,635	$—	$—	$40,635

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (included in cash equivalents)	$80,576	$80,576	$—	$—
Total assets	$80,576	$80,576	$—	$—

Liabilities:
Warrant liabilities	$28,708	$—	$—	$28,708
Total liabilities	$28,708	$—	$—	$28,708

There were no transfers within the fair value hierarchy during the six months ended June 30, 2021 or the year ended December 31, 2020.

Cash, Cash Equivalents, and Restricted Cash
As of June 30, 2021 and December 31, 2020, the money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of June 30, 2021, the Company had restricted cash balances relating to a secured letter of credit in connection with its lease for the Company’s headquarters (see Note 8 included elsewhere in this Quarterly Report). The Company’s consolidated statement of cash flows includes the following as of June 30, 2021 and 2020 (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$125,749	$59,730
Short-term restricted cash	—	278
Long-term restricted cash	1,379	1,379
Total cash, cash equivalents, and restricted cash	$127,128	$61,387

Marketable Securities
As of June 30, 2021, marketable securities classified as Level 2 within the valuation hierarchy consist of corporate bonds and commercial paper. Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. The Company estimates the fair values of these marketable securities by taking into consideration valuations that include market pricing based on real-time trade data for the same or similar securities, and other observable inputs. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts.
Loans Payable
At June 30, 2021, given the recent issuance of the Term A Loan under the 2020 Term Loan, the Company believes the carrying value approximates the fair value of the loan.

Common Warrants
In December 2019, the Company issued common warrants in connection with a private placement of common shares. Pursuant to the terms of the common warrants, the Company could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. The Company recorded the fair value of the common warrants upon issuance using the Black-Scholes valuation model and is required to revalue the common warrants at each reporting date with any changes in fair value recorded in the statement of operations and comprehensive income (loss). The valuation of the common warrants is considered Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.
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
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrant liability is as follows:

June 30,
2021
Risk-free interest rate	0.46%
Dividend yield	—
Expected life (in years)	3.48
Expected volatility	97.48%
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10), for the six months ended June 30, 2021 (in thousands):

Warrant liabilities
Fair value as of December 31, 2020	$28,708
Change in fair value	11,927
Fair value as of June 30, 2021	$40,635

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$5,003	$4,427
Computer equipment and software	710	532
Leasehold improvements	41	38
Furniture and fixtures	327	327
Office equipment	163	163
Construction in process	44	163
Total property and equipment	6,288	5,650
Less accumulated depreciation	(4,510)	(4,255)
Property and equipment, net	$1,778	$1,395

Depreciation expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively. Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Payroll and employee related expenses	$2,205	$3,049
Collaboration and licensing	1,350	1,350
Accrued patent fees	495	534
Accrued external research and development costs	3,634	2,029
Accrued professional and consulting services	661	798
Accrued interest	165	170
Other	351	216
Accrued expenses	$8,861	$8,146

8. Leases
65 Grove Street Lease
In July 2019, the Company entered into a lease for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts, or the Headquarters Lease. As part of the Headquarters Lease, the Company incurred $0.8 million in non-reimbursable construction costs. The lease began in March 2020, when the Company took control of the office space, and the lease term is 8 years. The discount rate of 8.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term, including any reasonably certain renewal periods. In connection with the Headquarters Lease, the Company secured a letter of credit from Silicon Valley Bank, or SVB, for $1.4 million, recognized as long-term restricted cash, as of June 30, 2021 and December 31, 2020, respectively, which automatically renews each year.
Moscow, Russia Lease
The Company has a month-to-month facility agreement for its Moscow, Russia office. Rent expense is recognized as incurred.

As of June 30, 2021 and December 31, 2020, the components of the operating leases were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Assets:
Right-of-use asset, net	$10,399	$10,948

Liabilities:
Current operating lease liabilities	$977	$908
Non-current operating lease liabilities	9,143	9,647
Total operating lease liabilities	$10,120	$10,555

For the three and six months ended June 30, 2021 and 2020 the components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$454	$613	$898	$1,085
Variable lease cost	182	174	470	373
Short-term lease cost	2	3	5	5
Total lease cost	$638	$790	$1,373	$1,463

The maturity of the Company’s operating lease liabilities as of June 30, 2021 were as follows (in thousands):

June 30,
2021
2021 (remainder)	$914
2022	1,866
2023	1,922
2024	1,980
2025	2,039
Thereafter	4,945
Total future minimum lease payments	13,666
Less imputed interest	3,546
Total operating lease liabilities	$10,120

The supplemental disclosure for the statement of cash flows related to operating leases were as follows (in thousands):

	June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$898	$825

Other than the initial recording of the right-of-use asset and lease liability for the Headquarters Lease, which is non-cash, the changes in the Company’s right-of-use asset and lease liability for the six months ended June 30, 2021 and 2020 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	June 30,
	2021	2020
Weighted-average remaining lease term	6.9 years	7.9 years
Weighted-average discount rate	8.9%	8.9%

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
The Term B Loan will be available, subject to Collateral Agent’s discretion and customary terms and conditions, during the period commencing on the date the Company has delivered to the Collateral Agent and the Lenders evidence: (i) the Company or one of the Company’s collaboration partners has enrolled its first patient for a Phase 1 clinical trial evaluating the treatment of methylmalonic acidemia, or MMA, and (ii) the Company has enrolled the first patient in each of two Phase 3 pivotal trials evaluating SEL-212, or the Second Draw Period Milestone, and ending on the earliest of (i) the date which is 30 days following the date the Second Draw Period Milestone is achieved, (ii) September 30, 2021 and (iii) the occurrence of an event of default, other than an event of default that has been waived in writing by Collateral Agent and the Lenders in their sole discretion, with such period referred to as the Second Draw Period.
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
Warrants
On August 31, 2020, in connection with the 2020 Term A Loan, the Company issued warrants to the Lenders to purchase an aggregate of 196,850 shares of its common stock at an exercise price equal to $2.54 per share. In accordance with ASC

815-40, these warrants are classified as permanent equity in the accompanying consolidated balance sheets and will expire ten years from the date of issuance. The initial grant date fair value of the warrants was $0.4 million as determined by the Black-Scholes valuation model and recorded to stockholders' equity, with the SVB portion allocated to the reacquisition price of the 2017 Term Loan and the Oxford fair value portion as a loan discount to the Term A Loan.
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
As of June 30, 2021 and December 31, 2020, the outstanding principal balance under the 2020 Term Loan was $25.0 million.
Future minimum principal and interest payments on the 2020 Term Loan as of June 30, 2021 are as follows (in thousands):

2021 (remainder)	$1,004
2022	7,343
2023	8,611
2024	8,027
2025	7,274
Total minimum debt payments	32,259
Less: Amount representing interest	(5,010)
Less: Debt discount and deferred charges	(2,027)
Less: Current portion of loan payable	(2,291)
Loan payable, net of current portion	$22,931

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
During the six months ended June 30, 2021, the Company sold 6,555,916 shares of its common stock pursuant to the 2020 Sales Agreement at an average price of approximately $4.65 per share for aggregate net proceeds of $29.5 million, after deducting commissions and other transaction costs. During the year ended December 31, 2020, the Company sold 1,069,486 shares of its common stock pursuant to the 2020 and 2017 Sales Agreements at an average price of approximately $2.16 per share for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
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
The common warrants were revalued as of June 30, 2021 at $40.6 million. During the three months ended June 30, 2021 and 2020, the Company recorded a change in the fair value of the warrants of $4.8 million and $7.5 million, respectively, in the unaudited consolidated statements of operations and comprehensive income (loss). During the six months ended June 30, 2021 and 2020, the Company recorded a change in the fair value of the warrants of $11.9 million and $8.4 million, respectively, in the unaudited consolidated statements of operations and comprehensive income (loss).

Warrants
During the six months ended June 30, 2021, there were no warrants issued, exercised, or canceled.

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at June 30, 2021	292,469	12,085,547	12,378,016	$1.60

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	Period ended
	June 30, 2021	December 31, 2020
Exercise of common warrants	12,378,016	12,378,016
Shares available for future stock incentive awards	7,190,779	4,916,374
RSUs reserved for issuance	78,750	—
Unvested restricted stock units	458,675	87,500
Outstanding common stock options	10,002,354	7,775,249
Total	30,108,574	25,157,139

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
Additionally, pursuant to the terms of the 2016 Plan, the Board is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2021 and 2020, the number of shares of common stock that may be issued under the 2016 Plan was increased by 4,322,850 and 3,453,022 shares, respectively. As of June 30, 2021, 3,052,654 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 1,175,000 shares of its common stock for issuance. In March 2019, the Board approved the amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of June 30, 2021, there are 1,591,661 shares available for future grant under the 2018 Inducement Incentive Award Plan.
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$786	$618	$1,540	$1,241
General and administrative	997	863	2,023	1,649
Total stock-based compensation expense	$1,783	$1,481	$3,563	$2,890

Stock Options
Employees
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.12%	0.39%	0.72%	1.61%
Dividend yield	—	—	—	—
Expected term	6.05	5.56	6.02	6.03
Expected volatility	94.96%	89.70%	95.52%	88.12%
Weighted-average fair value of common stock	$4.16	$2.92	$3.39	$2.36

The weighted average grant date fair value of stock options granted to employees during the three and six months ended June 30, 2021 and 2020 was $3.19 and $2.08, $2.59 and $1.73 respectively.
As of June 30, 2021 total unrecognized compensation expense related to unvested employee stock options was $11.4 million, which is expected to be recognized over a weighted average period of 2.7 years.

Non-employee consultants
As of June 30, 2021, there was no unrecognized compensation expense related to non-employee consultants stock options.
The following table summarizes the stock option activity under the 2008 Plan, 2016 Plan, and 2018 Inducement Incentive Award Plan:

			Weighted-average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employees
Outstanding at December 31, 2020	7,302,176	$3.98	8.43	$4,456
Granted	3,518,000	$3.39
Exercised	(395,556)	$1.72
Forfeited	(895,339)	$2.81
Outstanding at June 30, 2021	9,529,281	$3.97	8.52	$11,215

Vested at June 30, 2021	3,168,694	$5.53	7.45	$3,579
Vested and expected to vest at June 30, 2021	8,773,300	$4.04	8.45	$10,361

Non-employee consultants
Outstanding at December 31, 2020	473,073	$5.89	5.23	$86
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2021	473,073	$5.89	4.73	$286

Vested at June 30, 2021	473,073	$5.89	4.73	$286
Vested and expected to vest at June 30, 2021	473,073	$5.89	4.73	$286

Restricted Stock Units
In January 2021, the Company granted 369,800 restricted stock awards to employees under the 2016 Plan which will vest over a four year term.
In addition, during the first quarter of 2021, the Company awarded 197,500 restricted stock units to executives under the 2016 Plan, of which 98,750 were determined to be granted as of the award date consistent with ASC 718. The remaining 98,750 restricted stock units do not have a defined performance metric as of the award date, resulting in the restricted stock units being reserved for future issuance as of June 30, 2021. These restricted stock units will vest in two equal installments on the dates an applicable performance condition is achieved, on or prior to December 31, 2021. If the performance conditions are not satisfied on or prior to December 31, 2021, the restricted stock units will be forfeited for no consideration.
The restricted stock units granted during the first quarter of 2021 had a weighted average fair value of $2.99 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units were valued at approximately $1.4 million on their grant date. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock awards to employees based on historical attrition trends.
Unrecognized compensation expense for all restricted stock units was $1.2 million as of June 30, 2021, which is expected to be recognized over a weighted average period of 2.9 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and 2018 Inducement Incentive Award Plan:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2020	87,500	$6.03
Granted	468,550	2.99
Vested	(21,875)	6.03
Reserved for issuance	98,750	2.99
Forfeited	(95,500)	2.99
Unvested at June 30, 2021	537,425	$3.36

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 173,076 shares of common stock for future issuance under the ESPP to participating employees. In January 2021 and 2020, the number of shares of common stock authorized for issuance under the ESPP was increased by 1,080,711 shares and 863,254 shares, respectively. During the six months ended June 30, 2021, the Company issued 34,696 shares of common stock under the ESPP. As of June 30, 2021, 2,546,464 shares remain available for future issuance under the ESPP.
For each of the three and six months ended June 30, 2021 and 2020, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.

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

As of June 30, 2021 and December 31, 2020, the Company recorded $68.4 million and $68.3 million, respectively, as a short-term contract liability and $10.2 million and $24.2 million, respectively, as a long-term contract liability, representing deferred revenue associated with this agreement. In addition, as of June 30, 2021 the Company has recorded $1.1 million of contract assets related to incremental costs that would not have been incurred if the Sobi License had not been obtained, of which $1.0 million is presented in prepaid expenses and other current assets and $0.1 million is presented in other assets in the accompanying unaudited consolidated balance sheets. Amortization of contract assets was $0.3 million for the six months ended June 30, 2021.
As of June 30, 2021 and December 31, 2020, the Company recorded a total outstanding receivable of $8.3 million and $6.9 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Revenue of $19.5 million and $30.6 million related to the Sobi License was recognized during the three and six months ended June 30, 2021, respectively.
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
On April 13, 2021, the Company was notified by Sarepta of the achievement of the milestone event related to the completion of a non-clinical study for Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies under the Sarepta Agreement. Accordingly, the Company received a milestone payment of $3.0 million during the three months ended June 30, 2021.
As of June 30, 2021, two milestones remained constrained, and as of December 31, 2020, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. The Company will recognize the revenue associated with the upfront payment and combined single performance obligation utilizing the output method, over the 24 month term as the manufactured supply is delivered to Sarepta.
As of June 30, 2021 and December 31, 2020, the Company recorded $4.9 million and $2.0 million, respectively, as a short-term contract liability representing deferred revenue associated with this agreement. Revenue of less than $0.1 million related to the Sarepta Agreement was recognized during each of the three and six months ended June 30, 2021. No revenue related to the Sarepta License Agreement was recognized during the three and six months ended June 30, 2020 as no deliveries were made during these periods.
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
In determining the transaction price, the Company concluded that the future development milestones, regulatory milestones, sales milestones, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Consideration related to sales-based milestones as well as royalties on net sales upon commercialization by AskBio, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to AskBio and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of June 30, 2021 and December 31, 2020, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The total initial transaction price of the contract on the effective date was $7.0 million, comprised of a $2.0 million initial up-front payment upon agreement of terms, and a $5.0 million initial up-front execution fee.
At each of June 30, 2021 and December 31, 2020, the Company recorded $1.7 million as short-term contract liability and $5.3 million as a long-term contract liability, representing deferred revenue associated with this agreement. Revenue will be recognized over the period in which the particles are delivered. No revenue related to the AskBio License Agreement was recognized during the three and six months ended June 30, 2021 and 2020 as no deliveries were made during these periods.
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

Skolkovo Foundation
During the three and six months ended June 30, 2021, revenue of $0.1 million related to the remaining contract liability of the Russia-based Development Fund of New Technologies Development and Commercialization Center, or Skolkovo, grant funding was recognized at the expiration of the three-year audit period.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed). As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $99.8 million.
Contract Balances from Contracts with Customers (Sobi, Sarepta, AskBio, Spark and Skolkovo)
The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2021 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Six Months Ended June 30, 2021
Contract liabilities:
Deferred revenue	$110,796	$3,000	$(14,044)	$99,752
Total contract liabilities	$110,796	$3,000	$(14,044)	$99,752

13. Related-Party Transactions
Consulting Services
The Company incurred expenses for consulting services provided by its founders totaling less than $0.1 million during each of the three and six months ended June 30, 2021 and 2020. The Company entered into consulting agreements with its founders to serve on its Scientific Advisory Board, effective January 1, 2020 to December 31, 2021, under which they will be paid quarterly for their services.

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
Pursuant to the AskBio Collaboration Agreement, the Company and AskBio agreed to conduct proof of concept studies to potentially validate the use of ImmTOR in conjunction with AskBio’s AAV gene therapy, or SEL-302, (previously disclosed as MMA-101, in combination with ImmTOR) for the treatment of MMA, to mitigate the formation of neutralizing anti-AAV capsid antibodies, or the POC Studies. On April 29, 2021, the Company was notified by AskBio that it intended to opt-out of development of the MMA indication. Consequently, the Company will assume all rights to the MMA program and intends to continue to progress the SEL-302 program through clinical development.
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
The Company and AskBio will share responsibility for the research, development and commercialization of products developed under the SEL-399 program collaboration. The parties will also share research, development, and commercialization costs equally for all collaboration products, but with a right of either party to opt out of certain products, and thereby no longer be required to share costs for such products. Each party will receive a percentage of net profits under the collaboration equal to the percentage of shared costs borne by such party in the development of such product. Pursuant to the AskBio Collaboration

Agreement, AskBio is responsible for manufacturing the AAV capsids and AAV vectors and the Company is responsible for manufacturing ImmTOR.
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
For the three and six months ended June 30, 2021, the Company recognized $0.5 million and $1.7 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share. For the three and six months ended June 30, 2020, the Company recognized $0.8 million and $2.0 million, respectively, of collaboration expense under the AskBio Collaboration Agreement.
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
In June 2020, the Company entered into a Fifth Amendment, or the MIT Amendment, to the MIT License, which is effective as of May 15, 2020. Pursuant to the MIT Amendment, certain of the Company’s diligence obligations were extended. The extension included the obligation to commence a Phase 3 trial for a licensed product by the second quarter of 2021 or to file an IND (or equivalent) with the FDA or comparable European regulatory agency for a licensed product by the second quarter of 2023. Additionally, certain of the Company’s development and regulatory milestones and payments upon achievement of such milestones were adjusted.
As of June 30, 2021, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the six months ended June 30, 2021.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of June 30, 2021. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.

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
For the three and six months ended June 30, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit.
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
The Company applies ASC 740, Income Taxes to uncertain tax positions. As of June 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits or related interest and penalties accrued.
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

16. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended June 30, 2021 and 2020, respectively, and $0.1 million during each of the six months ended June 30, 2021 and 2020.

17. Commitments and Contingencies
As of June 30, 2021, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
Gene therapies. We believe gene therapies have the potential to address key unmet medical needs for many rare genetic diseases, but undesired immune responses to the viral vectors used for gene replacement, augmentation and editing may be restricting their broader use. Through our analysis of genetic diseases, we have identified applications and patient segments that we believe would benefit from our ImmTOR platform. We intend to develop ImmTOR-enabled non-immunogenic gene therapy candidates which are designed to be utilized with adeno-associated virus, or AAV, vectors. We believe our product candidates have the potential to increase transgene expression and to prevent undesired immune responses to the vector and transgene product that can occur with the first dose of gene therapy by using our ImmTOR platform. Our initial area of focus is on genetic metabolic diseases but may also include lysosomal storage diseases and genetic muscular diseases. We believe we are the first company to systematically pursue the development of AAV gene therapy product candidates with the goal of enabling repeat administration. We have engaged third parties with experience in gene therapy and rare diseases to support the development of our products. We also have licensed our ImmTOR platform to AskBio, Sarepta, and Spark for certain pre-specified targets.
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
We expect to file an Investigational New Drug, or IND, application, for this program in 2022.
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
Our lead therapeutic gene therapy program is in methylmalonic acidemia, or MMA, an inherited disorder in which the body is unable to process certain proteins and fats (lipids) properly. This program was previously being conducted under our collaboration with AskBio. In April 2021, we were notified by AskBio that it intended to opt-out of development of the MMA indication. The feasibility study and license agreement with AskBio, or AskBio Collaboration Agreement, otherwise remains in effect. The previously disclosed MMA-101 manufacturing issue was resolved. Manufacturing of a new lot has been completed and is currently undergoing final release testing. We expect to file an IND for this product candidate, SEL-302, in the third quarter of 2021. ImmTOR manufacturing, controlled by us, continues to proceed in accordance with our expectations, and we have not observed any impact to any of our ImmTOR programs. In October and November 2020, we and AskBio received rare pediatric disease designation and orphan drug designation, respectively, from the FDA for MMA-101, for the treatment of MMA due to methylmalonyl-CoA mutase, or MMUT gene mutations.
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
Previously, we and AskBio were developing a gene therapy for MMA, which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. We conducted preclinical studies for this product candidate and will leverage that work within the collaboration. In April 2021, we were notified by AskBio that it intended to opt-out of development of the MMA indication. The AskBio Collaboration Agreement otherwise remains in effect and we intend to continue to develop SEL-302 through clinical development.
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
At this time, any impact of COVID-19 on the Company’s business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, supply chain disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants and collaboration arrangements and our credit facility. We do not have any products approved for sale and have not generated any product sales. All of our revenue to date has been collaboration and grant revenue.
Since inception, we have incurred significant operating losses. We incurred net losses of $20.0 million and $43.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $424.7 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:
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
We believe that our existing cash, cash equivalents, marketable securities, and restricted cash as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
We have incurred a total of $322.8 million in research and development expenses from inception through June 30, 2021, with a majority of the expenses being spent on the development of SEL-212 and a prior nicotine vaccine candidate, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses (key projects and initiatives):
SEL-212	$5,956	$5,969	$12,680	$14,933
AskBio collaboration	364	598	1,177	1,574
Discovery and preclinical stage product candidate programs, collectively	2,821	195	3,392	480
Other internal research and development expenses	5,322	3,968	10,218	8,467
Total research and development expenses	$14,463	$10,730	$27,467	$25,454
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
Other income (expense)
Other income was de minimis during the three and six months ended June 30, 2021 and 2020.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of June 30, 2021 and December 31, 2020, we maintained cash of $0.3 million in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue
The following is a comparison of revenue for the three months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2021	2020	(decrease)
Collaboration revenue	$19,663	$—	$19,663	—
During the three months ended June 30, 2021, collaboration revenue was $19.7 million, compared to no revenue recognition in 2020. During the three months ended June 30, 2021 we recognized $19.5 million under the license agreement with Sobi which began in July 2020 resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program. Additionally, during the second quarter, we recognized less than $0.1 million for shipments under the license agreement with Sarepta and $0.1 million resulting from the expiration of the contractual audit term under the Skolkovo Foundation grant.

Research and development
The following is a comparison of research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2021	2020	(decrease)
Research and development	$14,463	$10,730	$3,733	35%
During the three months ended June 30, 2021, our research and development expenses increased by $3.7 million, or 35%, as compared to 2020. The increase in cost was primarily the result of expenses incurred for consulting, salaries, and the discovery and preclinical programs, offset by a decrease of AskBio collaboration costs.

General and administrative
The following is a comparison of general and administrative expenses for the three months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2021	2020	(decrease)
General and administrative	$4,748	$5,637	$(889)	(16%)
During the three months ended June 30, 2021, our general and administrative expenses decreased by $0.9 million, or 16%, as compared to 2020. The decrease in costs was primarily the result of reduced expense for salaries, professional fees and patent expense, offset by increased consulting and stock compensation expenses.

Investment income
Investment income was de minimis for each of the three months ended June 30, 2021 and 2020, respectively.
Foreign currency transaction gain (loss)
We recognized minimal foreign currency fluctuations during each of the three months ended June 30, 2021 and 2020, respectively.

Interest expense
Interest expense was $0.7 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the three months ended June 30, 2021, we recognized a $4.8 million change in the fair value of warrant liabilities utilizing the Black-Scholes valuation methodology. The decrease in value was primarily driven by a decrease in the Company’s share price (see Note 5). For the three months ended June 30, 2020, we recognized $7.5 million as a change in the fair value of warrant liabilities primarily driven by an increase in the Company’s share price and volatility, offset by a decreased discount rate this quarter.
Other income (expense)
Other income was de minimis for each of the three months ended June 30, 2021 and 2020.
Net income (loss)
Net income for the three months ended June 30, 2021 was $4.6 million compared to a net loss of $24.1 million for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue
The following is a comparison of revenue for the six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2021	2020	(decrease)
Collaboration revenue	$30,713	$—	$30,713	—%
During the six months ended June 30, 2021, we recognized $30.6 million under the license agreement with Sobi which began in July 2020 resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program, less than $0.1 million for shipments under the license agreement with Sarepta, and $0.1 million resulting from the expiration of the contractual audit term under the Skolkovo Foundation grant. During the six months ended June 30, 2020, we did not recognize revenue.
Research and development
The following is a comparison of research and development expenses for the six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2021	2020	(decrease)
Research and development	$27,467	$25,454	$2,013	8%
During the six months ended June 30, 2021, our research and development expenses increased by $2.0 million, or 8%, as compared to 2020. The increase in cost was primarily the result of expenses incurred for the discovery and preclinical programs, offset by a decrease of clinical supply expense for the SEL-212 clinical programs and AskBio collaboration costs.
General and administrative
The following is a comparison of general and administrative expenses for the six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2021	2020	(decrease)
General and administrative	$9,952	$9,735	$217	2%
During the six months ended June 30, 2021, our general and administrative expenses increased by $0.2 million, or 2%, as compared to 2020. The increase in costs was the result of expenses incurred for consulting fees offset by decreased patent costs, reduced expense for salaries and less travel expense.

Investment income
Investment income was less than $0.1 million and $0.3 million, respectively during the six months ended June 30, 2021 as compared to 2020. The decrease reflects reduced interest rates.
Foreign currency transaction gain (loss)
We recognized minimal foreign currency fluctuations during each of the six months ended June 30, 2021 and 2020, respectively.
Interest expense
Interest expense was $1.4 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the six months ended June 30, 2021, we recognized a $11.9 million charge for the increase in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology. The increase in value was primarily driven by an increase in the Company’s share price and a small increase in the discount rate this quarter (see Note 5). For the six months ended June 30, 2020, we recognized $8.4 million as a change in the fair value of warrant liabilities primarily driven by an increase in the Company’s share price and volatility, offset by a decreased discount rate this quarter.
Other income (expense)
Other income was de minimis for each of the six months ended June 30, 2021 and 2020.
Net loss
Net loss for the six months ended June 30, 2021 was $20.0 million compared to $43.7 million for the six months ended June 30, 2020.

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
From our inception through June 30, 2021, we have raised an aggregate of $596.8 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $36.7 million from borrowings under our credit facility, $184.1 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering, $149.3 million in combined net proceeds from private placements and follow-on offerings of our common stock, and $32.6 million in aggregate net proceeds from “at-the-market” offerings of our common stock.
As of June 30, 2021, our cash, cash equivalents, restricted cash, and marketable securities were $151.5 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
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
As of June 30, 2021, we had an accumulated deficit of $424.7 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, marketable securities and restricted cash as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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

Summary of Cash Flows

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash (used in) and provided by:
Operating activities	$(18,176)	$(23,506)
Investing activities	(25,060)	(289)
Financing activities	30,291	(6,327)
Effect of exchange rate changes on cash	9	(42)
Net change in cash, cash equivalents, and restricted cash	$(12,936)	$(30,164)

Operating activities
Cash used in operations of $18.2 million for the six months ended June 30, 2021 included approximately $2.9 million of net losses, adjusted for non-cash items, and uses of cash of approximately $15.3 million for changes in operating assets and liabilities.
Cash used in operations of $23.5 million for the six months ended June 30, 2020 included $31.3 million of net losses, adjusted for non-cash items, partially offset by cash generated from changes in operating assets and liabilities of $7.8 million, principally related to changes in accounts receivable and deferred revenue.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2021 was $25.1 million compared to net cash used in investing activities of $0.3 million in the same period in 2020. The net cash used in investing activities in 2021 was to purchase marketable securities. The net cash used in investing activities in 2020 was to purchase property and equipment.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $30.3 million compared to net cash used in financing activities of $6.3 million in the same period in 2020. The net cash provided by financing activities in 2021 was primarily the result of net proceeds from “at-the-market” offerings and from the exercise of stock options.
The net cash used in financing activities in 2020 was the result of $4.4 million of issuance costs paid for December 2019 financing, $4.2 million principal payment on outstanding debt, offset by $2.1 million net proceeds from “at-the-market” offerings.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the
Securities and Exchange Commission.

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents, restricted cash and marketable securities of $151.5 million and $140.1 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current plan to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. As of June 30, 2021, we held cash and cash equivalents totaling $0.3 million in Russian banks to support our Russian subsidiary, all of which were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Corporate Controller, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Vice President, Finance and Corporate Controller concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	6/29/2016
10.1#	Promotion Letter dated May 11, 2021, between Selecta Biosciences, Inc. and Ann K. Donohue	-	-	-	Filed herewith
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	-	-	-	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial and Accounting Officer	-	-	-	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	-	-	-	Furnished herewith
32.2	Section 1350 Certification of Principal Financial and Accounting Officer	-	-	-	Furnished herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: August 12, 2021	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Ann K. Donohue, CPA
Ann K. Donohue, CPA
VP, Finance and Corporate Controller
(Principal Financial and Accounting Officer)