Form 10-Q
period 2021-09-30
SELECTA BIOSCIENCES INC
filed 2021-11-09
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2021, the registrant had 116,648,919 shares of common stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	4
	Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2021 and 2020 (Unaudited)	5
	Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three Months ended March 31, June 30, and September 30, 2021 and 2020 (Unaudited)	6
	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2021 and 2020 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
	Signatures

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
Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risk and uncertainties.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,645	$138,685
Marketable securities	24,018	—
Accounts receivable	7,324	7,224
Prepaid expenses and other current assets	5,781	5,434
Total current assets	151,768	151,343
Non-current assets:
Property and equipment, net	1,807	1,395
Right-of-use asset, net	10,117	10,948
Long-term restricted cash	1,379	1,379
Investments	2,000	—
Other assets	91	370
Total assets	$167,162	$165,435
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,593	$443
Accrued expenses	10,742	8,146
Loan payable	4,125	—
Lease liability	1,013	908
Income taxes payable	15,828	—
Deferred revenue	62,315	72,050
Total current liabilities	95,616	81,547
Non-current liabilities:
Loan payable, net of current portion	21,304	24,793
Lease liability	8,873	9,647
Deferred revenue	20,057	38,746
Warrant liabilities	40,043	28,708
Total liabilities	185,893	183,441
Commitments and contingencies (Note 17)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 115,443,500 and 108,071,249 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	12	11
Additional paid-in capital	428,371	391,175
Accumulated deficit	(442,555)	(404,629)
Accumulated other comprehensive loss	(4,559)	(4,563)
Total stockholders’ (deficit) equity	(18,731)	(18,006)
Total liabilities and stockholders’ (deficit) equity	$167,162	$165,435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Grant and collaboration revenue	$24,427	$4,646	$55,140	$4,646
Operating expenses:
Research and development	20,951	13,960	48,418	39,414
General and administrative	5,445	4,420	15,397	14,155
Total operating expenses	26,396	18,380	63,815	53,569
Operating loss	(1,969)	(13,734)	(8,675)	(48,923)
Investment income	11	4	35	257
Loss on extinguishment of debt	—	(461)	—	(461)
Foreign currency transaction, net	2	43	(5)	83
Interest expense	(711)	(365)	(2,133)	(843)
Change in fair value of warrant liabilities	592	4,779	(11,335)	(3,606)
Other income, net	9	5	15	63
Loss before income taxes	(2,066)	(9,729)	(22,098)	(53,430)
Income tax expense	(15,828)	—	(15,828)	—
Net loss	$(17,894)	$(9,729)	$(37,926)	$(53,430)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	(32)	5	(61)
Unrealized loss on marketable securities	(1)	—	(1)	—
Total comprehensive loss	$(17,896)	$(9,761)	$(37,922)	$(53,491)

Net loss per share:
Basic and diluted	$(0.16)	$(0.09)	$(0.34)	$(0.54)
Weighted average common shares outstanding:
Basic and diluted	115,169,949	105,325,788	113,161,622	98,968,359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid-in	Accumulated	comprehensive	(Deficit)
	Shares	Amount	capital	deficit	loss	Equity
Balance at December 31, 2020	108,071,249	$11	$391,175	$(404,629)	$(4,563)	$(18,006)
Issuance of common stock under Employee Stock Purchase Plan	34,696	—	72	—	—	72
Issuance of common stock upon exercise of options	153,278	—	244	—	—	244
Issuance of vested restricted stock units	10,937	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	4,706,844	—	20,943	—	—	20,943
Stock-based compensation expense	—	—	1,780	—	—	1,780
Currency translation adjustment	—	—	—	—	(6)	(6)
Unrealized (losses) on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(24,597)	—	(24,597)
Balance at March 31, 2021	112,977,004	$11	$414,214	$(429,226)	$(4,570)	$(19,571)
Issuance of common stock upon exercise of options	242,278	—	425	—	—	425
Issuance of vested restricted stock units	10,938	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	1,849,072	1	8,562	—	—	8,563
Stock-based compensation expense	—	—	1,783	—	—	1,783
Currency translation adjustment	—	—	—	—	12	12
Unrealized gain on marketable securities	—	—	—	—	1	1
Net income	—	—	—	4,565	—	4,565
Balance at June 30, 2021	115,079,292	$12	$424,984	$(424,661)	$(4,557)	$(4,222)
Issuance of common stock under Employee Stock Purchase Plan	24,098	—	89	—	—	89
Issuance of common stock upon exercise of options	1,936	—	5	—	—	5
Issuance of vested restricted stock units	10,937	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	327,237	—	1,389	—	—	1,389
Stock-based compensation expense	—	—	1,904	—	—	1,904
Currency translation adjustment	—	—	—	—	(1)	(1)
Unrealized (losses) on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(17,894)	—	(17,894)
Balance at September 30, 2021	115,443,500	$12	$428,371	$(442,555)	$(4,559)	$(18,731)

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

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities
Net loss	$(37,926)	$(53,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	851	490
Amortization of premiums and discounts on marketable securities	37	—
Non-cash lease expense	832	861
Loss on disposal of property and equipment	—	(39)
Stock-based compensation expense	5,467	4,186
Non-cash interest expense	800	406
Warrant liabilities revaluation	11,335	3,606
Loss on extinguishment of debt	—	461
Changes in operating assets and liabilities:
Accounts receivable	(100)	(7,626)
Prepaid expenses, deposits and other assets	(510)	(6,656)
Accounts payable	1,148	(29)
Income taxes payable	15,828	—
Deferred revenue	(28,424)	99,512
Accrued expenses and other liabilities	1,740	389
Net cash (used in) provided by operating activities	(28,922)	42,131
Cash flows from investing activities
Proceeds from maturities of marketable securities	6,400	—
Payment made for investments	(2,000)	—
Purchases of marketable securities	(30,455)	—
Purchases of property and equipment	(807)	(625)
Proceeds from the sale of property and equipment	—	50
Net cash used in investing activities	(26,862)	(575)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of expenses	—	24,838
Repayments of principal on outstanding debt	—	(19,313)
Net proceeds from issuance of common stock- at-the-market offering	30,906	2,137
Net proceeds from issuance of common stock- private placement	—	10,269
Issuance costs paid for December 2019 financing	—	(4,381)
Other financing fees	—	(192)
Proceeds from exercise of pre-funded and common warrants	—	978
Proceeds from exercise of stock options	674	101
Proceeds from issuance of common stock under Employee Stock Purchase Plan	161	184
Net cash provided by financing activities	31,741	14,621
Effect of exchange rate changes on cash	3	(88)
Net change in cash, cash equivalents, and restricted cash	(24,040)	56,089
Cash, cash equivalents, and restricted cash at beginning of period	140,064	91,551
Cash, cash equivalents, and restricted cash at end of period	$116,024	$147,640
Supplement cash flow information
Cash paid for interest	$1,503	$519
Noncash investing and financing activities
Cashless warrant exercise	$—	$18,228
Reclassification of warrant liability to equity upon exercise of warrants	$—	$1,494
Fair value of warrants issued in connection with issuance of long-term debt	$—	$444
Purchase of property and equipment not yet paid	$17	$17
Equity offering costs in accrued liabilities	$11	$117
Unrealized (losses) on marketable securities	$(1)	$—
Debt issuance costs in accrued liabilities	$—	$100
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 12, 2021. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of September 30, 2021, the consolidated results of operations for the three and nine months ended September 30, 2021, and cash flows for the nine months ended September 30, 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
Liquidity and Management’s Plan
The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain and sustain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful development of its product candidates, raising additional capital with favorable terms, protection of proprietary technology and market acceptance of any approved future products. The successful development of product candidates requires substantial working capital, which may not be available to the Company on favorable terms or at all.
To date, the Company has financed its operations primarily through the initial public offering of its common stock, private placements of its common stock, issuances of common and preferred stock, debt, research grants and research collaborations. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. To date, all of the Company’s revenue has been collaboration and grant revenue. The Company has devoted substantially all of its financial resources and efforts to developing its ImmTOR platform, identifying potential product candidates and conducting preclinical studies and clinical trials. The Company is in the early stages of development of its product candidates, and it has not completed development of any ImmTOR-enabled therapies.
As of September 30, 2021, the Company’s cash, cash equivalents, restricted cash and marketable securities were $140.0 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents, restricted cash and marketable securities as of September 30, 2021 will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance of these financial statements. As of September 30, 2021, the Company had an accumulated deficit of $442.6 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy, and the Company intends to pursue a range of options to secure additional capital.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through September 30, 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

2. Summary of Significant Accounting Policies
The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes previously disclosed, with the exception of the matters discussed in recent accounting pronouncements.
Recent Accounting Pronouncements
Recently Adopted
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted the new standard effective January 1, 2021, and there was no impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The Company adopted the new standard effective January 1, 2021, and there was no impact on its consolidated financial statements.
Not Yet Adopted
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides guidance as to how entities should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity-classified after modification or exchange as an exchange of the original instrument for a new instrument. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. This new standard will be effective for us for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. The adoption of ASU 2021-04 is not expected to have an impact on the Company’s financial position or results of operations upon adoption.
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This new standard will be effective for us for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. This new standard will be effective for us for fiscal years beginning after December 15, 2021. The adoption of ASU 2016-13 is not expected to have an impact on the Company’s financial position or results of operations upon adoption.

3. Marketable Securities
The following table summarizes the marketable securities held as of September 30, 2021 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2021
Corporate bonds	$2,035	$—	$(1)	$2,034
Commercial paper	21,984	—	—	21,984
Total	$24,019	$—	$(1)	$24,018
All marketable securities held at September 30, 2021 had maturities of less than 12 months when purchased and are classified as short-term marketable securities on the accompanying consolidated balance sheet. During the nine months ended September 30, 2021, there were no marketable securities adjusted for other than temporary declines in fair value.
As of December 31, 2020, the Company held no marketable securities.

4. Net Loss Per Share
The Company has reported a net loss for the three and nine months ended September 30, 2021 and 2020. The Company used the treasury stock method to determine the number of dilutive shares. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per-share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(17,894)	$(9,729)	$(37,926)	$(53,430)
Denominator:
Weighted-average common shares outstanding - basic and diluted	115,169,949	105,325,788	113,161,622	98,968,359
Net loss per share:
Basic and diluted	$(0.16)	$(0.09)	$(0.34)	$(0.54)

The following table represents the potential dilutive common shares excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options, RSUs and ESPP shares	11,701,844	7,638,839	11,701,844	7,638,839
Warrants to purchase common stock	12,378,016	13,888,525	12,378,016	13,888,525
Total	24,079,860	21,527,364	24,079,860	21,527,364

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$56,563	$56,563	$—	$—
Marketable securities:
Corporate bonds	2,034	—	2,034	—
Commercial paper	21,984	—	21,984	—
Total assets	$80,581	$56,563	$24,018	$—

Liabilities:
Warrant liabilities	$40,043	$—	$—	$40,043
Total liabilities	$40,043	$—	$—	$40,043

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$80,576	$80,576	$—	$—
Total assets	$80,576	$80,576	$—	$—

Liabilities:
Warrant liabilities	$28,708	$—	$—	$28,708
Total liabilities	$28,708	$—	$—	$28,708

There were no transfers within the fair value hierarchy during the nine months ended September 30, 2021 or the year ended December 31, 2020.

Cash, Cash Equivalents, and Restricted Cash
As of September 30, 2021 and December 31, 2020, the money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of September 30, 2021, the Company had restricted cash balances relating to a secured letter of credit in connection with its lease for the Company’s headquarters (see Note 8 included elsewhere in this Quarterly Report). The Company’s consolidated statement of cash flows includes the following as of September 30, 2021 and 2020 (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$114,645	$146,261
Long-term restricted cash	1,379	1,379
Total cash, cash equivalents, and restricted cash	$116,024	$147,640

Marketable Securities
As of September 30, 2021, marketable securities classified as Level 2 within the valuation hierarchy consist of corporate bonds and commercial paper. Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. The Company estimates the fair value of these marketable securities by taking into consideration valuations that include market pricing based on real-time trade data for the same or similar securities, and other observable inputs. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts.
Loans Payable
At September 30, 2021, in light of the recent issuance of the Term A Loan under the 2020 Term Loan, the Company believes the carrying value approximates the fair value of the loan.

Common Warrants
In December 2019, the Company issued common warrants in connection with a private placement of common shares. Pursuant to the terms of the common warrants, the Company could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. The Company recorded the fair value of the common warrants upon issuance using the Black-Scholes valuation model and is required to revalue the common warrants at each reporting date with any changes in fair value recorded in the statement of operations and comprehensive loss. The valuation of the common warrants is considered Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable including the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The changes in the fair values of the Level 3 warrant liability are reflected in the statement of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020.
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
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrant liability is as follows:

September 30,
2021
Risk-free interest rate	0.53%
Dividend yield	—
Expected life (in years)	3.23
Expected volatility	98.07%
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10), for the nine months ended September 30, 2021 (in thousands):

Warrant liabilities
Fair value as of December 31, 2020	$28,708
Change in fair value	11,335
Fair value as of September 30, 2021	$40,043

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$5,095	$4,427
Computer equipment and software	734	532
Leasehold improvements	45	38
Furniture and fixtures	327	327
Office equipment	163	163
Construction in process	93	163
Total property and equipment	6,457	5,650
Less accumulated depreciation	(4,650)	(4,255)
Property and equipment, net	$1,807	$1,395

Depreciation expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively. Depreciation expense was $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Payroll and employee related expenses	$2,552	$3,049
Collaboration and licensing	1,350	1,350
Accrued patent fees	457	534
Accrued external research and development costs	4,551	2,029
Accrued professional and consulting services	1,205	798
Accrued interest	165	170
Other	462	216
Accrued expenses	$10,742	$8,146

8. Leases
65 Grove Street Lease
In July 2019, the Company entered into a lease for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts, or the Headquarters Lease. As part of the Headquarters Lease, the Company incurred $0.8 million in non-reimbursable construction costs. The lease began in March 2020, when the Company took control of the office space, and the lease term is 8 years. The discount rate of 8.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term, including any reasonably certain renewal periods. In connection with the Headquarters Lease, the Company secured a letter of credit from Silicon Valley Bank, or SVB, for $1.4 million, recognized as long-term restricted cash, as of September 30, 2021 and December 31, 2020, respectively, which automatically renews each year.
Moscow, Russia Lease
The Company has a month-to-month facility agreement for its Moscow, Russia office. Rent expense is recognized as incurred.

For the three and nine months ended September 30, 2021 and 2020 the components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$457	$506	$1,355	$1,590
Variable lease cost	182	123	652	496
Short-term lease cost	2	3	7	8
Total lease cost	$641	$632	$2,014	$2,094

The maturity of the Company’s operating lease liabilities as of September 30, 2021 were as follows (in thousands):

September 30,
2021
2021 (remainder)	$457
2022	1,866
2023	1,922
2024	1,980
2025	2,039
Thereafter	4,945
Total future minimum lease payments	13,209
Less imputed interest	3,323
Total operating lease liabilities	$9,886

The supplemental disclosure for the statement of cash flows related to operating leases were as follows (in thousands):

	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$1,355	$2,079

Other than the initial recording of the right-of-use asset and lease liability for the Headquarters Lease in 2020, which was non-cash, the changes in the Company’s right-of-use asset and lease liability for the nine months ended September 30, 2021 and 2020 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	September 30,
	2021	2020
Weighted-average remaining lease term	6.6 years	7.7 years
Weighted-average discount rate	8.9%	8.9%

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
The Term B Loan was to be available, subject to Collateral Agent’s discretion and customary terms and conditions, during the period commencing on the date the Company had delivered to the Collateral Agent and the Lenders evidence: (i) the Company or one of the Company’s collaboration partners has enrolled its first patient for a Phase 1 clinical trial evaluating the treatment of methylmalonic acidemia, or MMA, and (ii) the Company has enrolled the first patient in each of two Phase 3 pivotal trials evaluating SEL-212, or the Second Draw Period Milestone, and ending on the earliest of (i) the date which is 30 days following the date the Second Draw Period Milestone is achieved, (ii) September 30, 2021 and (iii) the occurrence of an event of default, other than an event of default that has been waived in writing by Collateral Agent and the Lenders in their sole discretion, with such period referred to as the Second Draw Period. The Second Draw Period expired on September 30, 2021 and the Term B Loan is no longer available to be drawn by the Company in the future.
The 2020 Term Loan will mature on August 1, 2025. Each advance under the Term Loan accrues interest at a floating per annum rate equal to the greater of (a) 7.90%, and (b) the lesser of (x) the sum of (i) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, and (ii) 4.65% and (y) 10.00%. The Term Loan provides for interest-only payments on a monthly basis until April 1, 2022. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. The Company may prepay the Term Loan in full but not in part provided that the Company (i) provides ten days’ prior written notice to Collateral Agent, (ii) pays on the date of such prepayment (A) all outstanding principal plus accrued and unpaid interest, and (B) a prepayment fee of between 3.0% and 1.0% of the aggregate original principal amount advanced by the lender depending on the timing of the prepayment. Amounts outstanding during an event of default are payable upon SVB’s demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company shall make a final payment to the lender in the amount of 9.0% of the aggregate original principal amount advanced by the lender. The final payment fee totaling $2.3 million is recorded as a loan discount.
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
Additionally, on August 31, 2020, pursuant to the terms of a Warrant Side Letter agreement among the Company and the Lenders, the Company agreed to issue to the Lenders, on the date the Company draws the Term B Loan and in accordance with each party’s respective pro rata share with respect to the Term B Loan, one or more warrants to purchase an aggregate number of shares of its common stock that is equal to $200,000 divided by the average closing price of the Company’s common stock on The Nasdaq Stock Market LLC for the ten consecutive trading days ending the day before such issuance, rounded down to the nearest whole number of shares, and having an exercise price equal to the Term B Warrant Price. As the Company is no longer able to draw the Term B Loan due to the expiration of the Second Draw Period, this additional warrant issuance is no longer possible.
Payoff
On the Funding Date, the Company entered into a payoff letter with SVB, pursuant to which the Company utilized $13.7 million of the 2020 Term Loan to pay off all outstanding obligations under the previous term loan, consisting of the principal payment, final prepayment and accrued interest. During the three and nine months ended September 30, 2020, the Company recognized a loss on extinguishment of debt in the amount of $0.5 million determined as the difference between the reacquisition price and carrying value at August 31, 2020.
As of September 30, 2021 and December 31, 2020, the outstanding principal balance under the 2020 Term Loan was $25.0 million.
Future minimum principal and interest payments on the 2020 Term Loan as of September 30, 2021 are as follows (in thousands):

2021 (remainder)	$499
2022	7,343
2023	8,611
2024	8,027
2025	7,274
Total minimum debt payments	31,754
Less: Amount representing interest	(4,505)
Less: Debt discount and deferred charges	(1,820)
Less: Current portion of loan payable	(4,125)
Loan payable, net of current portion	$21,304

10. Equity
Equity Financings
August 2020 Shelf Registration Statement
On August 6, 2020, the Company filed an updated universal shelf registration statement on Form S-3 (Reg. No. 333-241692) with the SEC to sell an aggregate amount of up to $200.0 million of certain of its securities. The shelf registration statement was declared effective by the SEC on August 14, 2020.
“At-the-Market” Offerings
2017 Sales Agreement
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
During the nine months ended September 30, 2021, the Company sold 6,883,153 shares of its common stock pursuant to the 2020 Sales Agreement for aggregate net proceeds of $30.9 million, after deducting commissions and other transaction costs. During the year ended December 31, 2020, the Company sold 1,069,486 shares of its common stock pursuant to the 2020 and 2017 Sales Agreements at an average price of approximately $2.16 per share for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs. On October 8, 2021, the Company delivered notice to Jefferies LLC that the Company was terminating the 2017 Sales Agreement, with effect as of October 19, 2021. Refer to Note 18 Subsequent Events.
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
The common warrants were revalued as of September 30, 2021 at $40.0 million. During the three months ended September 30, 2021 and 2020, the Company recorded a decrease in the fair value of the warrants of $0.6 million and $4.8 million, respectively, in the unaudited consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2021 and 2020, the Company recorded an increase in the fair value of the warrants of $11.3 million and $3.6 million, respectively, in the unaudited consolidated statements of operations and comprehensive loss.

Warrants
During the nine months ended September 30, 2021, there were no warrants issued, exercised, or canceled.

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at September 30, 2021	292,469	12,085,547	12,378,016	$1.60

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	As of
	September 30, 2021	December 31, 2020
Exercise of common warrants	12,378,016	12,378,016
Shares available for future stock incentive awards	6,049,422	4,916,374
Unvested restricted stock units	561,888	87,500
Outstanding common stock options	11,082,277	7,775,249
Total	30,071,603	25,157,139

11. Stock Incentive Plans
The Company maintains the 2008 Stock Incentive Plan, or the 2008 Plan, for employees, consultants, advisors, and directors. The 2008 Plan provided for the granting of incentive and non-qualified stock option and restricted stock awards as determined by the Board.
In June 2016, the Company’s stockholders approved the 2016 Incentive Award Plan, or the 2016 Plan, which authorized 1,210,256 shares of common stock for future issuance under the 2016 Plan and the Company ceased granting awards under the 2008 Plan. Upon the effective date of the 2016 Plan, awards issued under the 2008 Plan remain subject to the terms of the 2008 Plan. Awards granted under the 2008 Plan that expire, lapse or terminate become available under the 2016 Plan as shares available for future grants.
Additionally, pursuant to the terms of the 2016 Plan, the Board is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2021 and 2020, the number of shares of common stock that may be issued under the 2016 Plan was increased by 4,322,850 and 3,453,022 shares, respectively. As of September 30, 2021, 1,935,395 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 1,175,000 shares of its common stock for issuance. In March 2019, the Board approved the amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of September 30, 2021, there are 1,591,661 shares available for future grant under the 2018 Inducement Incentive Award Plan.
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$791	$532	$2,331	$1,773
General and administrative	1,113	764	3,136	2,413
Total stock-based compensation expense	$1,904	$1,296	$5,467	$4,186

Stock Options
Employees
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.01%	0.24%	0.79%	1.19%
Dividend yield	—	—	—	—
Expected term	6.06	6.08	6.03	6.05
Expected volatility	93.55%	94.88%	95.05%	90.19%
Weighted-average fair value of common stock	$4.19	$2.47	$3.58	$2.39

The weighted average grant date fair value of stock options granted to employees during the three and nine months ended September 30, 2021 and 2020 was $3.17 and $1.88, $2.73 and $1.77 respectively.
As of September 30, 2021, total unrecognized compensation expense related to unvested employee stock options was $12.8 million, which is expected to be recognized over a weighted average period of 2.9 years.

Non-employee consultants
As of September 30, 2021, there was no unrecognized compensation expense related to non-employee consultants’ stock options.
The following table summarizes the stock option activity under the 2008 Plan, 2016 Plan, and 2018 Inducement Incentive Award Plan:

			Weighted-average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employees
Outstanding at December 31, 2020	7,302,176	$3.98	8.43	$4,456
Granted	4,609,811	$3.58
Exercised	(397,492)	$1.72
Forfeited	(905,291)	$2.82
Outstanding at September 30, 2021	10,609,204	$3.99	8.44	$11,080

Vested at September 30, 2021	3,583,316	$5.27	7.32	$4,133
Vested and expected to vest at September 30, 2021	9,775,480	$4.04	8.36	$10,400

Non-employee consultants
Outstanding at December 31, 2020	473,073	$5.89	5.23	$86
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2021	473,073	$5.89	4.48	$282

Vested at September 30, 2021	473,073	$5.89	4.48	$282
Vested and expected to vest at September 30, 2021	473,073	$5.89	4.48	$282

Restricted Stock Units
In January 2021, the Company granted 369,800 restricted stock awards to employees under the 2016 Plan, which will vest over a four year term. In addition, during the first quarter of 2021, the Company awarded 197,500 restricted stock units to executives under the 2016 Plan, of which 98,750 were determined to be granted as of the award date consistent with ASC 718.
On September 24, 2021, the Compensation Committee of the Board of Directors, under authority duly granted to them by the Board of Directors, determined a definitive performance metric for the second performance condition previously undefined, and therefore granted the previously reserved 98,750 restricted stock units. These restricted stock units will vest in two equal installments on the dates an applicable performance condition is achieved, on or prior to December 31, 2021. If the performance conditions are not satisfied on or prior to December 31, 2021, the restricted stock units will be forfeited for no consideration.

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
In September 2021, the Company granted 36,300 restricted stock awards to executives under the 2016 Plan which will vest over a four-year term.
Unrecognized compensation expense for all restricted stock units was $1.4 million as of September 30, 2021, which is expected to be recognized over a weighted average period of 2.1 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and 2018 Inducement Incentive Award Plan:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2020	87,500	$6.03
Granted	603,600	3.24
Vested	(32,812)	6.03
Forfeited	(96,400)	2.99
Unvested at September 30, 2021	561,888	$3.56

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 173,076 shares of common stock for future issuance under the ESPP to participating employees. In January 2021 and 2020, the number of shares of common stock authorized for issuance under the ESPP was increased by 1,080,711 shares and 863,254 shares, respectively. During the nine months ended September 30, 2021, the Company issued 58,794 shares of common stock under the ESPP. As of September 30, 2021, 2,522,366 shares remain available for future issuance under the ESPP.
For each of the three and nine months ended September 30, 2021 and 2020, the Company recognized less than $0.1 million and $0.1 million of stock-based compensation expense under the ESPP, respectively.

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
As of September 30, 2021 and December 31, 2020, the Company recorded $55.9 million and $68.3 million, respectively, as a short-term contract liability and $5.5 million and $24.2 million, respectively, as a long-term contract liability, representing deferred revenue associated with this agreement. In addition, as of September 30, 2021 the Company has recorded $1.0 million of contract assets related to incremental costs that would not have been incurred if the Sobi License had not been obtained, of which $0.9 million is presented in prepaid expenses and other current assets and $0.1 million is presented in other assets in the accompanying unaudited consolidated balance sheets. Amortization of contract assets was $0.4 million for the nine months ended September 30, 2021.
As of September 30, 2021 and December 31, 2020, the Company recorded a total outstanding receivable of $7.0 million and $6.9 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Revenue of $24.3 million and $54.8 million related to the Sobi License was recognized during the three and nine months ended September 30, 2021, respectively. Revenue of $4.3 million related to the Sobi License was recognized during the three and nine months ended September 30, 2020.
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
The Company also determined the option to enter into a future commercial license agreement and extend the term of the option does not represent a material right since it was not priced at an incremental discount. Sarepta may terminate the Sarepta Agreement for any reason upon 30 days’ written notice to the Company. The Sarepta Agreement contains other customary terms and conditions, including representations and warranties, covenants, termination, and indemnification obligations in favor of each party. During the year ended December 31, 2020, the Company and Sarepta entered into two amendments relating to an additional feasibility study. During the nine months ended September 30, 2021, the Company and Sarepta entered into a third amendment relating to the additional feasibility study.
On April 13, 2021, the Company was notified by Sarepta of the achievement of the milestone event related to the completion of a non-clinical study for Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies under the

Sarepta Agreement. Accordingly, the Company received a milestone payment of $3.0 million during the three months ended June 30, 2021.
As of September 30, 2021, two milestones remained constrained, and as of December 31, 2020, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. The Company will recognize the revenue associated with the upfront payment and combined single performance obligation utilizing the output method, over the 24 month term as the manufactured supply is delivered to Sarepta.
As of September 30, 2021 and December 31, 2020, the Company recorded $4.8 million and $2.0 million, respectively, as a short-term contract liability representing deferred revenue associated with this agreement. Revenue of $0.2 million related to the Sarepta Agreement was recognized during each of the three and nine months ended September 30, 2021. Revenue of $0.3 million related to the Sarepta License Agreement was recognized during the three and nine months ended September 30, 2020.
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
In determining the transaction price, the Company concluded that the future development milestones, regulatory milestones, sales milestones, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Consideration related to sales-based milestones as well as royalties on net sales upon commercialization by AskBio, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to AskBio and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of September 30, 2021 and December 31, 2020, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The total initial transaction price of the contract on the effective date was $7.0 million, comprised of a $2.0 million initial up-front payment upon agreement of terms, and a $5.0 million initial up-front execution fee.
At each of September 30, 2021 and December 31, 2020, the Company recorded $1.7 million as short-term contract liability and $5.3 million as a long-term contract liability, representing deferred revenue associated with this agreement. Revenue will be recognized over the period in which the particles are delivered. No revenue related to the AskBio License Agreement was recognized during the three and nine months ended September 30, 2021 and 2020 as no deliveries were made during these periods.
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
Skolkovo Foundation
During the nine months ended September 30, 2021, revenue of $0.1 million related to the remaining contract liability of the Russia-based Development Fund of New Technologies Development and Commercialization Center, or Skolkovo, grant funding was recognized at the expiration of the three-year audit period.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed). As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $82.4 million.
Contract Balances from Contracts with Customers (Sobi, Sarepta, AskBio, Spark and Skolkovo)
The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2021 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Nine Months Ended September 30, 2021
Contract liabilities:
Deferred revenue	$110,796	$3,000	$(31,424)	$82,372
Total contract liabilities	$110,796	$3,000	$(31,424)	$82,372

13. Related-Party Transactions
Consulting Services
The Company incurred expenses for consulting services provided by its founders totaling less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2021 and 2020, respectively. The Company entered into consulting agreements with its founders to serve on its Scientific Advisory Board, effective January 1, 2020 to December 31, 2021, under which they will be paid quarterly for their services.

14. Collaboration and License Agreements
Cyrus Biotechnology, Inc.
Collaboration and License Agreement
On September 7, 2021, the Company and Cyrus Biotechnology, Inc., or Cyrus, entered into a collaboration and license agreement, or the Cyrus Agreement. Pursuant to the Cyrus Agreement, Cyrus agreed to grant the Company an exclusive, worldwide license to certain intellectual property to form a protein engineering collaboration combining the Company’s ImmTOR platform with Cyrus’ ability to redesign protein therapeutics. The lead program is a proprietary interleukin-2, or IL-2, protein agonist designed to selectively promote expansion of regulatory T cells for treatment of patients with autoimmune diseases and other deleterious immune conditions. Cyrus will contribute its expertise to apply its Rosetta-based computational platform to design candidate variants. Cyrus will also experimentally screen and characterize candidate variants for expression, stability, and receptor binding. The Company will experimentally characterize lead candidates for regulatory T cell expansion and activation in vitro and in vivo. In return for the licensed intellectual property, the Company is obligated to make an upfront payment and pay certain discovery, development, and sales-based milestones which could potentially total up to approximately $1.5 billion across multiple programs. The Cyrus Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk is not shared by both parties. The Company will expense costs related to the Cyrus Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Cyrus tiered royalties ranging from mid-single digit to low-double digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.
Additionally, on September 7, 2021, the Company entered into a stock purchase agreement, or the Series B Preferred Stock Purchase Agreement, in connection with the Cyrus Agreement. Pursuant to the Series B Preferred Stock Purchase Agreement, the Company purchased 2,326,934 shares of Cyrus’ Series B Preferred Stock, par value $0.0001 per share at a purchase price of $0.8595 per share for $2.0 million.

In accordance with ASC 810, the Company has a variable interest in Cyrus resulting from its equity investment. The Company will share in Cyrus’ expected losses or receive a portion of its expected returns and absorb the variability associated with changes in the entity’s net assets. However, the Company is not the primary beneficiary as it does not have the power to direct the activities most significant to Cyrus, and therefore it is not required to consolidate Cyrus. The Company determined its equity interest to be within the scope of ASC 321 and elected to record the $2.0 million investment of Cyrus’ Series B Preferred Stock at cost on the purchase date.
As of September 30, 2021, no impairment indicators are present and therefore the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheet. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.
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
For the three and nine months ended September 30, 2021, the Company recognized $0.6 million and $2.3 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share. For the three and nine months ended September 30, 2020, the Company recognized $0.6 million and $2.6 million, respectively, of collaboration expense under the AskBio Collaboration Agreement.
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
As of September 30, 2021, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million for the sublicense granted to Spark, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the nine months ended September 30, 2021.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of September 30, 2021. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.

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
On June 11, 2020, the Company entered into the Sobi License (see Note 12). In September 2020, Sobi paid the Company a one-time up-front payment of $75.0 million. Sobi has also agreed to make milestone payments totaling up to $630.0 million to the Company upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier.
For income tax purposes, the transfer of trademark and product rights is treated as a sale and the net proceeds from the sale are taxed under the default installment method as cash is received by the Company. During the three months ended September 30, 2021, the Company completed an analysis of future tax obligations under the default installment sale method versus making a timely filed election on its 2020 tax return due October 15, 2021 to elect out of the installment sale method for income tax purposes. As a result, the Company elected out of the default installment sale treatment with the filing of its tax return. In the elect out method, the Company was taxed based upon the estimated fair value of all present and future proceeds from the sale and the Company utilized all of its available net operating losses and income tax credits, which served to reduce the federal and state tax liability. As such, the Company has recognized a total tax expense, inclusive of estimated penalties and interest, of $15.8 million as of September 30, 2021. As the Company recognizes future revenue under the Sobi license for US GAAP purposes, the Company will exclude that revenue from taxable income.

The Company will maintain its full valuation allowance against its deferred tax assets for 2021, as the Company believes that it is more likely than not that the deferred tax assets will not be realized.
Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code due to ownership change limitations that have occurred previously, or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2020, the Company completed both a Section 382 and R&D tax credit study. As a result of using the elect out method described above, the Company utilized all available federal and state net operating losses and income tax credits with the filing of its tax returns for the year ended December 31, 2020.
The statute of limitations for assessment by the United States Internal Revenue Service and Massachusetts tax authorities is open for tax years since inception. The Company files income tax returns in the United States and Massachusetts. There are currently no federal, state or foreign audits in progress.

16. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over 4 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended September 30, 2021 and 2020, respectively, and $0.1 million during each of the nine months ended September 30, 2021 and 2020.

17. Commitments and Contingencies
As of September 30, 2021, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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

18. Subsequent Events
Licenses and Collaborations
On October 25, 2021, the Company entered into a Collaboration and License Agreement, or the Ginkgo Agreement, with Ginkgo Bioworks Holdings, Inc., or Ginkgo. Under the Ginkgo Agreement, the Company will engage with Ginkgo to design novel and improved enzymes with transformative therapeutic potential to advance treatments for orphan and rare diseases. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments in the form of Selecta common stock, clinical and commercial milestone payments of up to $85.0 million in cash, as well as downstream value in the form of royalties on sales.
On October 21, 2021, the Company entered into an Exclusive License Agreement, or the Genovis Agreement, with Genovis AB (publ.), or Genovis, a Swedish corporation. Under the Genovis Agreement, the Company paid to Genovis an upfront payment in exchange for an exclusive license to Genovis’ Xork IgG Protease enzyme technology across all therapeutic uses in humans, excluding research, preclinical, diagnostic and other potential non-therapeutic applications of the enzyme. Additionally, Genovis is eligible to earn development and sales-based milestones, as well as tiered royalties on worldwide sales in the low double digits.
On October 1, 2021, the Company entered into a License Agreement, or the Takeda Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda. Under the Takeda Agreement, the Company granted Takeda an exclusive license to the Company’s ImmTOR technology initially for two specified disease indications within the field of lysosomal storage disorders. Under the terms of the Takeda Agreement, the Company is entitled to receive an upfront payment and up to $1.124 billion in future additional payments over the course of the partnership that are contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. The Company is also eligible for tiered royalties on future commercial sales of any licensed products.
“At-the-Market” Offerings
2021 Sales Agreement
On October 25, 2021, the Company entered into a Sales Agreement, or the 2021 Sales Agreement, with SVB Leerink LLC to sell shares of the Company’s common stock, from time to time, through an “at the market” equity offering program under which SVB Leerink will act as sales agent. The shares of common stock sold pursuant to the 2021 Sales Agreement will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-241692), filed on August 6, 2020 with the Securities and Exchange Commission and related prospectus supplement, filed on October 25, 2021 with the Securities and Exchange Commission, for aggregate gross sales proceeds of up to $75.0 million.
Under the 2021 Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, SVB Leerink may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. If the Company and SVB Leerink so agree, SVB Leerink may act as principal in connection with the sale of shares under the 2021 Sales Agreement. The Company will pay SVB Leerink a commission of up to 3.0% of the gross sales proceeds of any shares of common stock sold through SVB Leerink under the 2021 Sales Agreement, and also has provided SVB Leerink with customary indemnification rights. The offering of shares of common stock pursuant to the 2021 Sales Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the 2021 Sales Agreement and (ii) the termination of the 2021 Sales Agreement as permitted therein.
Warrants
During October 2021, warrant holders exercised 1,642,036 common warrants on a cashless basis and received 1,076,669 shares of common stock.

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
Gene therapies. We believe gene therapies have the potential to address key unmet medical needs for many rare genetic diseases, but undesired immune responses to the viral vectors used for gene replacement, augmentation and editing may be restricting their broader use. Through our analysis of genetic diseases, we have identified applications and patient segments that we believe would benefit from our ImmTOR platform. We intend to develop ImmTOR-enabled non-immunogenic gene therapy candidates which are designed to be utilized with adeno-associated virus, or AAV, vectors. We believe our product candidates have the potential to increase transgene expression and to prevent undesired immune responses to the vector and transgene product that can occur with the first dose of gene therapy by using our ImmTOR platform. Our initial area of focus is on genetic metabolic diseases and genetic muscular diseases. We believe we are the first company to systematically pursue the development of AAV gene therapy product candidates with the goal of enabling repeat administration. We have engaged third parties with experience in gene therapy and rare diseases to support the development of our products. We also have licensed our ImmTOR platform to AskBio, Sarepta, Takeda, and Spark for certain pre-specified targets.
Restoring self-tolerance to auto-antigens. We believe that ImmTOR has the potential to restore self-tolerance in autoimmune diseases. Our first program in autoimmune diseases is in primary biliary cholangitis, or PBC. PBC has a significant unmet medical need and a well-defined target antigen, known as PDC-E2. In a strategic collaboration with leading protein design company Cyrus Biotechnology, Inc., or Cyrus, we are developing ImmTOR in connection with a proprietary interleukin-2 (IL-2) protein agonist designed to selectively promote expansion of regulatory T cells for the potential treatment of patients with autoimmune diseases and other deleterious immune conditions.
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
Amplifying the Efficacy of Biologics: Enzyme therapy – IgA Nephropathy
The second indication in our enzyme therapy program is IgA nephropathy, an autoimmune kidney disease that occurs when immune complexes of a subclass of antibodies called immunoglobulin A1, or IgA1, accumulates in the kidneys.
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
Our lead therapeutic gene therapy program is in methylmalonic acidemia, or MMA, an inherited disorder in which the body is unable to process certain proteins and fats (lipids) properly. This program was previously being conducted under our collaboration with AskBio. In April 2021, we were notified by AskBio that it intended to opt-out of development of the MMA indication. The feasibility study and license agreement with AskBio, or AskBio Collaboration Agreement, otherwise remains in effect. The previously disclosed MMA-101 manufacturing issue was resolved. Manufacturing of a new lot has been completed and is currently undergoing final release testing. We filed an IND to conduct a Phase 1/2 clinical trial of our SEL-302 product candidate in pediatric patients with methylmalonic acidemia in the third quarter of 2021. As of the filing of this quarterly report, the FDA’s 30-day review period for this IND has expired. However, we have been informed orally by FDA that they are still considering certain aspects of our filing related to chemistry, manufacturing and control (CMC). We intend to wait for formal clearance from FDA before initiating the proposed Phase 1/2 clinical trial and to work with FDA to resolve any concerns they may have with our submission. If we are unable to do so we expect FDA may impose a clinical hold on this trial. ImmTOR manufacturing, controlled by us, continues to proceed in accordance with our expectations, and we have not observed any impact to any of our ImmTOR programs. In October and November 2020, we and AskBio received rare pediatric disease designation and orphan drug designation, respectively, from the FDA for MMA-101, for the treatment of MMA due to methylmalonyl-CoA mutase, or MMUT gene mutations.
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
SEL-399 combines an empty AAV capsid (EMC-101), which is an AAV capsid containing no transgene, with ImmTOR and is being conducted in partnership with AskBio. Building on the preclinical data we have generated showing ImmTOR’s effect on mitigating or reducing the formation of neutralizing antibodies to AAV gene therapies, we have commenced a clinical trial of SEL-399 in healthy adult volunteers in Belgium. The goal of the SEL-399 clinical trial is to demonstrate the appropriate dose of ImmTOR in humans to mitigate the formation of antibodies to AAV capsids used in gene therapies. An initial control cohort of healthy volunteers received a single dose of EMC-101 in December 2020 and dose escalating cohorts of EMC-101 plus ImmTOR were initiated in February 2021. On November 8, 2021, we announced the top-line data from the Phase 1 clinical trial evaluating the potential of the ImmTOR platform in mitigating the formation of neutralizing antibodies against adeno-associated viral serotype 8 (AAV8) capsids used in gene therapies. Top-line results indicated that AAV8 empty capsids elicited peak median anti-AA8 neutralizing antibody (NAb) titers of 1:6875. Median day 30 NAb titers were 1:25 and 1:5 in the 0.15 mg/kg and 0.3 mg/kg ImmTOR cohorts, respectively, representing a 50-fold and 250-fold difference, respectively, compared to the median of control subjects dosed with AAV8 empty capsid alone. Further, we observed that at Day 30, 6 of 6 or 100% of subjects that received 0.3 mg/kg exhibited NAb titers of 1:25 or less, and 4 of 6 or 67% of those subjects at this dose exhibited NAb titers of 1:5 or less. We observed at Day 30 that 6 of 9 or 67% of subjects that received 0.15 mg/kg of ImmTOR exhibited NAb titers of 1:25 or less, and 2 of 9 or 22% of subjects at this dose had a titer of 1:5 or less. At Day 90, 2 of 6 subjects in the 0.3 mg/kg cohort were observed to have sustained control of neutralizing antibodies with titers of 1:25 or less. Consistent with preclinical data, we observed that the single dose ImmTOR cohorts saw delayed formation of neutralizing antibodies eventually reaching similar median levels of neutralizing antibodies to the control group by Day 90. ImmTOR showed safety results consistent with prior human studies and was well tolerated. No serious adverse events were reported. The most common treatment-related adverse events included mild-to-moderate stomatitis and rash.
In a strategic collaboration with Genovis, an enzyme technology company, we are leveraging Genovis’ proprietary immunoglobulin G (IgG) protease, IdeXork, or Xork, and our ImmTOR platform to enable the dosing of transformative gene therapies in patients with preexisting adeno-associated virus (AAV) immunity and to treat certain IgG-mediated autoimmune diseases.
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
Our collaboration with Cyrus is a proprietary interleukin-2 (IL-2) protein in combination with ImmTOR to potentially mitigate unwanted immune responses by reducing the inherent immunogenicity of the protein while also promoting immune tolerance. The IL-2 pathway influences critical aspects of both immune stimulation and immune regulation, through the development and expansion of Treg cells. These Treg cells are a specialized subpopulation of T cells involved in suppressing certain immune responses and maintaining the body’s self-tolerance. Early preclinical data investigating the effects of ImmTOR in combination with a Treg-selective IL-2 mutant protein, or IL-2 mutein, demonstrate substantial synergistic activity in increasing the percentage and durability of Treg expansion in the spleen.
Licenses and Collaborations
Ginkgo Bioworks Holdings, Inc.
On October 25, 2021, Selecta Biosciences, Inc. entered into a Collaboration and License Agreement, or the Ginkgo Agreement, with Ginkgo Bioworks Holdings, Inc., or Ginkgo. Under the Ginkgo Agreement, the Company will engage with Ginkgo to design novel and improved enzymes with potentially transformative therapeutic potential to advance treatments for orphan and rare diseases. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments in the form of Selecta common stock, clinical and commercial milestone payments of up to $85 million in cash, as well as downstream value in the form of royalties on sales.

Genovis
On October 21, 2021, we entered into a strategic licensing agreement with Genovis, or the Genovis Agreement. Under the Genovis Agreement, we paid to Genovis an upfront payment in exchange for an exclusive license to Genovis’ Xork IgG Protease enzyme technology across all therapeutic uses in humans, excluding research, preclinical, diagnostic and other potential non-therapeutic applications of the enzyme. Additionally, Genovis is eligible to earn development and sales-based milestones, as well as tiered royalties on worldwide sales in the low double digits.
Takeda Pharmaceutical Company Limited
On October 1, 2021, we entered into a strategic licensing agreement with Takeda Pharmaceutical Company Limited, or the Takeda Agreement. Under the Takeda Agreement, we granted Takeda an exclusive license to the Company’s ImmTOR technology initially for two specified disease indications within the field of lysosomal storage disorders. Under the terms of the Takeda Agreement, we are entitled to receive an upfront payment and up to $1.124 billion in future additional payments over the course of the partnership that are contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. We are also eligible for tiered royalties on future commercial sales of any licensed products.
Cyrus Biotechnology, Inc.
On September 7, 2021, we entered into a Collaboration and License Agreement with Cyrus, or the Cyrus Agreement, pursuant to which Cyrus agreed to grant us an exclusive, worldwide license to certain intellectual property in order to form a protein engineering collaboration combining the ImmTOR platform with Cyrus’ ability to redesign protein therapeutics. We expect that novel engineered protein therapeutic candidates from the partnership will be used to expand our proprietary pipeline and further bolster the ImmTOR platform. In return for the licensed intellectual property, we are obligated to make an upfront payment and pay certain discovery, development, and sales-based milestones which could potentially total up to approximately $1.5 billion across multiple programs.
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
Sarepta Therapeutics
In June 2020, we entered into a research license and option agreement with Sarepta, or the Sarepta Agreement. Pursuant to the agreement, we granted Sarepta a license to research and evaluate ImmTOR in combination with Sarepta’s AAV gene therapy or gene editing technology, using viral or non-viral delivery, or the Sarepta Product, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes, or the Sarepta Indications. Sarepta will have an option term of 24 months during which it can opt-in to obtain an exclusive license to further develop and commercialize the Sarepta Product to treat at least one Sarepta Indication, with a potential to extend the option term if Sarepta pays an additional fee to us. Sarepta made an up-front payment to us upon signing of the agreement, and we are eligible to receive additional payments under the option term. During the nine months ending September 30, 2021, we received a $3.0 million milestone payment from Sarepta. If Sarepta opts-in to an exclusive license agreement, we could receive option exercise payments per indication, we would be entitled to significant development and commercial milestone payments and tiered royalties ranging from the mid-to-high single digits based on net sales.

AskBio
In August 2019, we entered into the AskBio Collaboration Agreement. The initial proof-of-concept study being conducted under this collaboration is in SEL-399, which combines an empty AAV capsid (EMC-101), an AAV capsid containing no transgene, with ImmTOR, and is being conducted in partnership with AskBio. Building on the preclinical data we have generated showing ImmTOR’s effect on mitigating or reducing the formation of neutralizing antibodies to AAV gene therapies, we have commenced a clinical trial of SEL-399 in healthy adult volunteers in Belgium. The goal of the SEL-399 clinical trial is to demonstrate the appropriate dose of ImmTOR in humans to mitigate the formation of antibodies to AAV capsids used in gene therapies, which currently precludes re-dosing. An initial control cohort of healthy volunteers received a single dose of EMC-101 in December 2020 and dose escalating cohorts of EMC-101 plus ImmTOR were initiated in February 2021. On November 8, 2021, we announced the top-line data from the Phase 1 clinical trial evaluating the potential of the ImmTOR platform in mitigating the formation of neutralizing antibodies against adeno-associated viral serotype 8 (AAV8) capsids used in gene therapies. Top-line results indicated that AAV8 empty capsids elicited peak median anti-AA8 neutralizing antibody (NAb) titers of 1:6875. Median day 30 NAb titers were 1:25 and 1:5 in the 0.15 mg/kg and 0.3 mg/kg ImmTOR cohorts, respectively, representing a 50-fold and 250-fold difference, respectively, compared to the median of control subjects dosed with AAV8 empty capsid alone. Further, we observed that at Day 30, 6 of 6 or 100% of subjects that received 0.3 mg/kg exhibited NAb titers of 1:25 or less, and 4 of 6 or 67% of those subjects at this dose exhibited NAb titers of 1:5 or less. We observed at Day 30 that 6 of 9 or 67% of subjects that received 0.15 mg/kg of ImmTOR exhibited NAb titers of 1:25 or less, and 2 of 9 or 22% of subjects at this dose had a titer of 1:5 or less. At Day 90, 2 of 6 subjects in the 0.3 mg/kg cohort were observed to have sustained control of neutralizing antibodies with titers of 1:25 or less. Consistent with preclinical data, we observed that the single dose ImmTOR cohorts saw delayed formation of neutralizing antibodies eventually reaching similar median levels of neutralizing antibodies to the control group by Day 90. ImmTOR showed safety results consistent with prior human studies and was well tolerated. No serious adverse events were reported. The most common treatment-related adverse events included mild-to-moderate stomatitis and rash.
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
While the COVID-19 pandemic has not had a material impact on our clinical programs as of the date of this Quarterly Report, it could have an impact on our ability to complete the Phase 3 DISSOLVE clinical program of SEL-212, our ability to commence preclinical studies and clinical trials of our IgA nephropathy, gene therapy, and autoimmune disease programs, and our ability to obtain supply of both active drug substances and finished drug product as well as efficient execution of the overall supply chain for SEL-212 and our other programs. We have been proactively working with our CRO, clinical sites, and principal investigators to provide patients with more convenient locations to have their SUA measured for the primary endpoint of the study, such as at local laboratories or their homes, as well as alternative sites to receive infusions of study drug. We are also working with our primary and back-up suppliers for SEL-037 (pegadricase) and SEL-110 (ImmTOR) to ensure that we have adequate supply of our materials for both our clinical and preclinical programs. We believe we will have adequate supply of all material necessary to conduct our Phase 3 DISSOLVE clinical program of SEL-212 in chronic refractory gout.
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
Since inception, we have incurred significant operating losses. We incurred net losses of $37.9 million and $53.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $442.6 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:
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
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
The consolidated financial information presented below includes the accounts of Selecta Biosciences, Inc. and our wholly owned subsidiaries, Selecta (RUS) LLC, a Russian limited liability company, or Selecta (RUS), and Selecta Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.
Collaboration and grant revenue
To date, we have not generated any revenue from product sales. Our revenue consists of collaboration and grant revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. In addition, we earn revenue under the terms of government contracts or grants, which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amount of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For a further description of the agreements underlying our collaboration and grant-based revenue, see Notes 2 and 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
We have incurred a total of $343.8 million in research and development expenses from inception through September 30, 2021, with a majority of the expenses being spent on the development of SEL-212 and a prior nicotine vaccine candidate, and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.
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
Other income (expense)
Other income was de minimis during the three and nine months ended September 30, 2021 and 2020.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of September 30, 2021 and December 31, 2020, we maintained cash of $0.3 million in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue
The following is a comparison of revenue for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2021	2020	(decrease)
Collaboration revenue	$24,427	$4,646	$19,781	426%
During the three months ended September 30, 2021, collaboration revenue was $24.4 million, compared to $4.6 million of revenue recognition in 2020. During the three months ended September 30, 2021 and 2020, we recognized $24.3 million and $4.4 million, respectively, under the license agreement with Sobi resulting from both the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program. The significant revenue increase is the result of the continued enrollment of the Phase 3 DISSOLVE clinical program that was initiated in the third quarter of 2020.
Additionally, we recognized $0.2 million for each of the three months ended September 30, 2021 and 2020, for shipments under the license agreement with Sarepta.

Research and development
The following is a comparison of research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2021	2020	(decrease)
SEL-212	$10,231	$9,059	$1,172	13%
AskBio collaboration	1,705	445	1,260	283%
Preclinical stage product candidate programs	2,997	204	2,793	1,369%
Other internal research and development expenses	6,018	4,252	1,766	42%
Total research and development expenses	$20,951	$13,960	$6,991	50%
During the three months ended September 30, 2021, our research and development expenses increased by $7.0 million, or 50%, as compared to 2020. The increase in cost was primarily the result of expenses incurred for the preclinical programs, salaries, headcount and AskBio collaboration costs.

General and administrative
The following is a comparison of general and administrative expenses for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2021	2020	(decrease)
General and administrative	$5,445	$4,420	$1,025	23%
During the three months ended September 30, 2021, our general and administrative expenses increased by $1.0 million, or 23%, as compared to 2020. The increase in costs was primarily the result of salaries, professional fees and stock compensation expenses.
Investment income
Investment income was de minimis for each of the three months ended September 30, 2021 and 2020.
Foreign currency transaction gain (loss)
We recognized minimal foreign currency fluctuations during each of the three months ended September 30, 2021 and 2020.

Interest expense
Interest expense was $0.7 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the three months ended September 30, 2021, we recognized $0.6 million of income from the change in the fair value of warrant liabilities utilizing the Black-Scholes valuation methodology. The decrease in value was primarily driven by a decrease in the Company’s share price. For the three months ended September 30, 2020, we recognized $4.8 million change in the fair value of warrant liabilities primarily driven by a decrease in the Company’s share price and volatility, and a decreased discount rate this quarter.
Other income (expense)
Other income was de minimis for each of the three months ended September 30, 2021 and 2020.
Income taxes
For the three months ended September 30, 2021, we recognized $15.8 million of expense for the income taxes primarily related to the license agreement with Sobi upon the Company’s election to opt out of the installment sale method of taxation. As a result of this election, the Company has prepaid all taxes related to future Sobi License revenue streams.
Net loss
Net loss for the three months ended September 30, 2021 was $17.9 million compared to a net loss of $9.7 million for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue
The following is a comparison of revenue for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2021	2020	(decrease)
Collaboration revenue	$55,140	$4,646	$50,494	1,087%
During the nine months ended September 30, 2021, we recognized $54.8 million under the license agreement with Sobi resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program, all of which began in July 2020, $0.2 million for shipments under the license agreement with Sarepta, and $0.1 million resulting from the expiration of the contractual audit term under the Skolkovo Foundation grant. During the nine months ended September 30, 2020, we recognized $4.3 million under the license agreement with Sobi resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program and $0.3 million for shipments under the collaboration agreement with Sarepta.
Research and development
The following is a comparison of research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2021	2020	(decrease)
SEL-212	$22,911	$23,992	$(1,081)	(5)%
AskBio collaboration	2,882	2,019	863	43%
Preclinical stage product candidate programs	6,389	684	5,705	834%
Other internal research and development expenses	16,236	12,719	3,517	28%
Total research and development expenses	$48,418	$39,414	$9,004	23%
During the nine months ended September 30, 2021, our research and development expenses increased by $9.0 million, or 23%, as compared to 2020. The increase in cost was primarily the result of expenses incurred for the OTC and gene therapy preclinical programs, salaries, and AskBio collaboration costs for SEL-399, offset by a decrease of clinical supply expense for the SEL-212 clinical programs.

General and administrative
The following is a comparison of general and administrative expenses for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2021	2020	(decrease)
General and administrative	$15,397	$14,155	$1,242	9%
During the nine months ended September 30, 2021, our general and administrative expenses increased by $1.2 million, or 9%, as compared to 2020. The increase in costs was the result of expenses incurred for consulting and professional fees and stock compensation expense, offset by decreased patent costs and less travel expense.
Investment income
Investment income was less than $0.1 million and $0.3 million, respectively during the nine months ended September 30, 2021 as compared to 2020. The decrease reflects reduced interest rates.
Foreign currency transaction gain (loss)
We recognized minimal foreign currency fluctuations during each of the nine months ended September 30, 2021 and 2020.
Interest expense
Interest expense was $2.1 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the nine months ended September 30, 2021, we recognized a $11.3 million charge for the increase in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology. The increase in value was primarily driven by an increase in the Company’s share price and a small increase in the discount rate this quarter. For the nine months ended September 30, 2020, we recognized $3.6 million charge for the increase in the fair value of warrant liabilities primarily driven by an increase in the Company’s share price and volatility, offset by a decreased discount rate this quarter.
Other income (expense)
Other income was de minimis for each of the nine months ended September 30, 2021 and 2020.
Income taxes
For the nine months ended September 30, 2021, we recognized $15.8 million of expense for the income taxes primarily related to the license agreement with Sobi upon the Company’s election to opt out of the installment sale method of taxation. As a result of this election, the Company has prepaid all taxes related to future Sobi License revenue streams.
Net loss
Net loss for the nine months ended September 30, 2021 was $37.9 million compared to $53.4 million for the nine months ended September 30, 2020.

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
From our inception through September 30, 2021, we have raised an aggregate of $606.4 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $36.7 million from borrowings under our credit facilities past and present, $192.3 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering, $149.3 million in combined net proceeds from private placements and follow-on offerings of our common stock, and, through September 30, 2021, $34.0 million in aggregate net proceeds from “at-the-market” offerings of our common stock.
As of September 30, 2021, our cash, cash equivalents, restricted cash, and marketable securities were $140.0 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.

In addition to our existing cash equivalents, we receive research and development funding pursuant to our collaboration agreements. Currently, funding from payments under our collaboration agreements represent our only source of committed external funds.
Indebtedness
On August 31, 2020, we entered into a term loan of up to $35.0 million, consisting of term loans in an aggregate amount of $25.0 million, or the Term A Loan, and term loans in an aggregate amount of $10.0 million, or the Term B Loan, governed by a loan and security agreement among us and Oxford Finance LLC, or Oxford, as collateral agent and a lender, and Silicon Valley Bank, or SVB, as a lender. The Term A Loan was funded in full on August 31, 2020, the proceeds of which were used to repay our previously existing 2017 Term Loan and for general corporate and working capital purposes. The Term B Loan was to be available, subject to the collateral agent’s discretion and customary terms and conditions, during the period commencing on the date we have delivered to Oxford and SVB evidence: (i) we or one of the our collaboration partners has enrolled its first patient for a Phase 1 clinical trial evaluating the treatment of MMA, and (ii) we have enrolled the first patient in each of two Phase 3 pivotal trials evaluating SEL-212, or the Second Draw Period Milestone, and ending on the earliest of (i) the date which is 30 days following the date the Second Draw Period Milestone is achieved, (ii) September 30, 2021 (iii) and the occurrence of an event of default, other than an event of default that has been waived in writing by Oxford and SVB in their sole discretion. The Second Draw Period expired on September 30, 2021 and the Term B Loan is no longer available to be drawn in the future.
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
Plan of operations and future funding requirements
As of the date of this Quarterly Report, we have not generated any revenue from product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect that we will need substantial additional funding to support our continuing operations.
As of September 30, 2021, we had an accumulated deficit of $442.6 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
We are continually evaluating various potential sources of additional funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted, and other preferences may be necessary that adversely affect the rights of existing shareholders.

We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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

Summary of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash (used in) and provided by:
Operating activities	$(28,922)	$42,131
Investing activities	(26,862)	(575)
Financing activities	31,741	14,621
Effect of exchange rate changes on cash	3	(88)
Net change in cash, cash equivalents, and restricted cash	$(24,040)	$56,089

Operating activities
Cash used in operating activities of $28.9 million for the nine months ended September 30, 2021 included approximately $18.6 million of net losses, adjusted for non-cash items, and uses of cash of approximately $10.3 million for changes in operating assets and liabilities.
Cash provided by operating activities of $42.1 million for the nine months ended September 30, 2020 included $43.5 million of net losses, adjusted for non-cash items, partially offset by cash generated from changes in operating assets and liabilities of $85.6 million, principally related to changes in accounts receivable and deferred revenue.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $26.9 million compared to net cash used in investing activities of $0.6 million in the same period in 2020. The net cash used in investing activities in 2021 was primarily to purchase marketable securities and to invest in Cyrus Biotechnology, offset by proceeds from the maturities of marketable securities. The net cash used in investing activities in 2020 was to purchase property and equipment.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $31.7 million compared to net cash provided by financing activities of $14.6 million in the same period in 2020. The net cash provided by financing activities in 2021 was primarily the result of net proceeds from “at-the-market” offerings and from the exercise of stock options.
The net cash provided by financing activities in 2020 was the result of $10.3 million from the Sobi Private Placement, $24.8 million from the Term A Loan, and $2.1 million net proceeds from sales of common stock in “at-the-market” offerings, offset by $4.4 million of issuance costs paid for December 2019 financing and $19.3 million principal payment on outstanding debt.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Smaller Reporting Company
We qualify as a “smaller reporting company” under the rules of the Securities Act and the Exchange Act. As a result, in addition to the exemptions available to us as an “emerging growth company,” we may choose to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. Additionally, even if we cease to be an emerging growth company as noted above, as long as we continue to be a smaller reporting company, we may continue to rely on the reduced executive compensation disclosure obligations available to emerging growth companies. We will remain a smaller reporting company until the last day of the fiscal year in which the aggregate market value of our common stock held by non-affiliated persons and entities, or our public float, is more than $700 million as of the last business day of our most recently completed second fiscal quarter, or the last day of the fiscal year in which we have at least $100 million in revenue and at least $250 million in public float as of the last business day of our most recently completed second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents, restricted cash and marketable securities of $140.0 million and $140.1 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current plan to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
In addition, we are subject to currency risk for balances held in Russian rubles in our foreign subsidiary. We hold portions of our funds in both U.S. dollars and Russian rubles. The exchange rate between the U.S. dollar and Russian ruble changes from period to period. As of September 30, 2021, we held cash and cash equivalents totaling $0.3 million in Russian banks to support our Russian subsidiary, all of which were denominated in U.S. dollars. We do not hedge against foreign currency risks. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Except as set forth below, there have been no material changes from the risk factors previously disclosed in such filing.
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
We filed an IND to conduct a Phase 1/2 clinical trial of our SEL-302 product candidate in pediatric patients with methylmalonic acidemia in the third quarter of 2021. As of the filing of this quarterly report, the FDA’s 30-day review period for this IND has expired. However, we have been informed orally by FDA that they are still considering certain aspects of our filing related to chemistry, manufacturing and control, or CMC. We intend to wait for formal clearance from FDA before initiating the proposed Phase 1/2 clinical trial and to work with FDA to resolve any concerns they may have with our submission. If we are unable to do so we expect FDA may impose a clinical hold on this trial.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	9/30/2021
10.1#	Employment Agreement, dated September 3, 2021, by and between Selecta Biosciences, Inc. and Kevin Tan	-	-	-	Filed herewith
10.2#	Non-Employee Director Compensation Program	-	-	-	Filed herewith
10.3	First Amendment to Loan and Security Agreement, dated September 7, 2021, by and among Selecta Biosciences, Inc., Oxford Finance LLC, and Silicon Valley Bank	-	-	-	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith

#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: November 9, 2021	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer
(Principal Financial Officer)