Form 10-K
period 2021-12-31
SELECTA BIOSCIENCES INC
filed 2022-03-10
CIK 1453687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attested to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Stock Market on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $366,839,496.
As of March 4, 2022 the registrant had 124,288,850 shares of common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company. Our ImmTOR® platform encapsulates rapamycin, also known as sirolimus, an FDA approved immunomodulator, in biodegradable nanoparticles ImmTOR is designed to induce antigen-specific immune tolerance.
By combining ImmTOR with antigens of interest, our precision immune tolerance platform has the potential to restore self-tolerance to auto-antigens in autoimmune diseases, amplify the efficacy of biologics (including gene therapies) and mitigate the formation of anti-drug antibodies, or ADAs, against biologic drugs. ADAs can start developing in the body with the first dose of a biologic therapy and can render subsequent doses ineffective or unsafe, potentially depriving patients of life-saving therapeutic options and limiting the likelihood of success for many otherwise promising novel biologic drugs and technologies.
We continually seek to enhance ImmTOR. In recent preclinical studies we have conducted, we have observed that ImmTOR may have synergistic activity with interleukin-2, or IL-2, molecules that have been engineered to be selective for regulatory T cells, or Tregs. Treg-selective IL-2 mutant molecules, or IL-2 muteins, have been shown to transiently expand all pre-existing Tregs in preclinical studies conducted by others. We have observed in preclinical studies that the combination of ImmTOR, a Treg-selective IL-2 mutein and an antigen elicited an approximately three-fold increase in antigen-specific Tregs beyond ImmTOR alone with evidence of enhanced durability of immune tolerance and the potential for ImmTOR dose sparing. This combination of ImmTOR with a Treg selective IL-2 molecule represents an evolution of the ImmTOR platform, which we call ImmTOR-IL™. We believe this combination has the potential to be a best-in-class therapy in diseases where expansion of total Tregs may prove beneficial.
We believe ImmTOR and ImmTOR-IL have the potential to enhance both the efficacy and safety of biologic therapies (including gene therapies), improve product candidates under development, and enable novel therapeutic modalities in autoimmune disease. In clinical trials, ImmTOR has been observed to inhibit the formation of neutralizing antibodies to adeno-associated virus (AAV) capsids, potentially enabling re-dosing of gene therapies. Additionally, based on preclinical data in AAV gene therapies, we believe that ImmTOR has the potential to improve efficacy and safety by increasing transgene expression, reducing hepatic inflammation and inhibiting undesired immune responses to both the AAV capsid and the transgene product that can occur with the first dose of gene therapy. In biologic therapies, clinical activity of ImmTOR in humans has been observed with pegadricase, a highly immunogenic pegylated uricase enzyme being developed for the treatment of patients with chronic refractory gout to conventional therapy. The combination of ImmTOR and pegadricase is currently being evaluated in a Phase 3 clinical trial that we are conducting on behalf of our partner Swedish Orphan Biovitrum AB, or Sobi. We intend to pursue development of therapies for autoimmune diseases where expansion of either all Tregs or antigen-specific Tregs has been shown to, or we believe is, likely to have a beneficial effect. We believe that ImmTOR and ImmTOR-IL have the potential to unlock antigen-specific therapies for autoimmune diseases and that ImmTOR-IL can further improve the efficacy and safety profile of biologic therapies beyond ImmTOR alone.
We have developed a portfolio of wholly owned and partnered candidates across gene therapies, biologic therapies and tolerogenic therapies for autoimmune diseases that leverage our ImmTOR platform. We plan to continue to develop proprietary compounds and pursue collaboration-driven development in certain disease areas, which could include strategic collaborations, out-licensing, and in-licensing transactions.
Our ImmTOR Platform
ImmTOR consists of biodegradable nanoparticles encapsulating the immunomodulator rapamycin. Rapamycin is the active ingredient of Rapamune, an immunosuppressant that has been used extensively in humans and is currently FDA-approved as a prophylaxis of organ rejection in kidney transplant patients aged 13 or older. The rapamycin component of ImmTOR is embedded in a matrix of synthetic polymers called poly(D,L-lactide), or PLA, and poly(D,L-lactide)-block-poly(ethylene-glycol), or PLA-PEG. PLA is part of the broader poly(lactic-co-glycolic acid), or PLGA, family of biodegradable polymers that have more than 30 years of commercial use and are formulation components in a number of approved products. Polyethylene glycol, or PEG, has been widely studied in clinical trials and is also a formulation component in many approved biologic products.
Our nanoparticles are designed to remain intact after injection into the body and accumulate predominantly in lymph nodes, the spleen, and the liver, where immune responses are coordinated. The nanoparticles are designed to be processed by specialized immune cells, such as dendritic cells and other antigen-presenting cells, that initiate and regulate immune responses. ImmTOR is intended to induce a tolerogenic phenotype in these antigen-presenting cells, which then process and present co-administered antigens in a manner that results in the induction of antigen-specific regulatory T cells. To mitigate unwanted immune responses by inducing precision immune tolerance in the body, we administer our ImmTOR with the desired antigen, such as an auto-antigen in the case of an autoimmune disease, a viral vector in the case of our gene therapy program, or a therapeutic enzyme, as depicted in the figure below.

Auto-antigens
Viral Vectors
Therapeutic Biologics
ImmTOR Tolerogenic Nanoparticles
ENCAPSULATED RAPAMYCIN
PLA MATRIX
PLA-PEG
=TOLERANCE

In the case of a biologic drug, ImmTOR is designed to be administered in conjunction with such biologic drugs to mitigate the formation of ADAs without requiring the alteration of the drug or its dose regimen. As a result, we believe ImmTOR may provide us with significant opportunities to co-administer ImmTOR with a variety of biologic drugs, including therapeutic enzymes and gene therapies. We believe each pairing of ImmTOR with a biologic drug also offers us the opportunity to pursue distinct proprietary product candidates, which we believe have the potential to be separately patented, approved and marketed. ImmTOR is manufactured in facilities subject to current good manufacturing practice, or cGMP, requirements using well-defined commercial operations, which, we believe, further enhances the scalability of our tolerance programs.
In preclinical studies, we observed that delivering an antigen together with ImmTOR provided the appropriate signals in vivo to induce regulatory T cells, which, in turn, inhibited effector immune responses, such as the formation of ADAs. In additional preclinical studies, we observed that ImmTOR labeled with a fluorescent dye selectively accumulated in the spleen and the liver following intravenous dosing, where it was processed by antigen-presenting cells, such as dendritic cells. The figure below depicts a model of how we believe ImmTOR would be taken up by a dendritic cell in the spleen. We believe that both the biologic drug and ImmTOR are taken up and processed by dendritic cells and other antigen presenting cells in a manner that may result in the activation of antigen-specific regulatory T cells, which can potentially block the activation of helper T cells, thus mitigating the formation of ADAs.

ImmTOR-IL
We look for ways to enhance our ImmTOR platform. Recent preclinical data generated by our scientific teams suggest that ImmTOR may have profound synergistic activity with engineered IL-2 molecules that are selective for Tregs. The IL-2 pathway influences critical aspects of both immune stimulation and immune regulation. Tregs express a high affinity form of the IL-2 receptor. Low doses of IL-2 have been shown by others to selectively activate Tregs resulting in expansion of pre-existing Tregs. Clinical trials of low dose IL-2 have generated evidence of efficacy in autoimmune diseases, such as systemic lupus erythematosus. Other investigators have shown that IL-2 can be engineered to selectively bind to the high affinity IL-2 receptor and expand pre-existing Tregs.
In our preclinical studies, we observed that ImmTOR combined with a Treg-selective IL-2 mutant protein, or IL-2 mutein, exhibited substantial synergistic activity in increasing the percentage and durability of total Treg expansion in the spleen. We believe that this combination has the potential to be a best-in-class therapy in diseases where expansion of total Treg may prove beneficial. The tables below show the synergistic expansion of total Treg we observed with treatment with ImmTOR and a Treg-selective IL-2 mutein. In the study, seven C57BL/6 mice per group were untreated, treated with ImmTOR alone, treated with IL-2 mutein alone or treated with a combination of ImmTOR and IL-2 mutein. Expansion of CD4+, CD25+ and FoxP3+ T regulatory cells in the spleen was assessed at four, seven and 14 days after treatment.

We believe that the power of ImmTOR is the ability to induce antigen-specific Treg to co-administered antigens. The ability to induce antigen-specific Treg may be beneficial in autoimmune diseases where the auto-antigens are well characterized. We believe the combination of a Treg-selective IL-2 with ImmTOR and an antigen has the potential to induce and/or expand antigen specific Treg. The image below illustrates the possibility that the combination of a Treg-selective IL-2 with ImmTOR plus an antigen could give rise to the induction and/or expansion of an antigen-specific Treg.

In a preclinical study, we evaluated the potential of a Treg-selective IL-2 to further expand antigen-specific Treg when combined with ImmTOR and an antigen. In this preclinical study, transgenic T cells expressing a T cell receptor specific for the antigen ovalbumin were adoptively transferred into wildtype mice. The next day, the mice were treated, left untreated or treated with ovalbumin or various combinations of ovalbumin with ImmTOR and/or IL-2 mutein. When total Treg were evaluated, we observed no increase an expansion of total Treg by IL-2 mutein + ovalbumin with a further increase in animals treated with ovalbumin + IL-2 mutein + ImmTOR. As we had expected, ImmTOR + ovalbumin alone did not increase total Treg. However, when ovalbumin-specific Treg were evaluated, we observed a significant increase in antigen-specific Treg in animals treated with the combination of ovalbumin + ImmTOR + IL-2 mutein. Animals treated with only ImmTOR + ovalbumin also were observed to have an increase in ovalbumin-specific Tregs but at levels that were approximately three-fold lower than those in the former group. The following graphs show expansion of antigen-specific Treg in mice treated with ImmTOR plus IL-2 mutein plus ovalbumin antigen.

Total splenic Tregs
Antigen-specific Treg
CD4+CD25+FoxP3+ (%, of CD4+CD45.1+)
CD4+CD25+FoxP3+ (%, of CD4+CD45.2+)
0
10
20
30
40
50
60
70
ImmTOR − − + − + +
IL-2 mutein − − − + + +
Ovalbumin − + + + − +

Immune homeostasis is a dynamic process balancing immune stimulatory and immune tolerizing signals. This balance is thought to be mediated in part by the ratio of antigen-specific Treg to antigen-specific effector T cells. The expansion of antigen-specific Tregs has the potential to better withstand potent immune stimulatory signals and provide better durability of immune tolerance. In a preclinical study, we evaluated the ability of ImmTOR and IL-2 mutein to mitigate the immunogenicity to a co-administered AAV vector. Mice were injected with a dose of 2.7E12 vg/kg AAV8 on Day 0 and 5.0E12 vg/kg on Day 56 with or without IL-2 mutein and/or ImmTOR on the same days. Mice treated with AAV alone showed a robust antibody response to the AAV capsid, as we had expected. Co-treatment with IL-2 mutein on Days 0 and 56 showed a modest attenuation of the antibody response. Co-treatment with ImmTOR on Days 0 and 56 showed a dose-responsive effect on the antibody response, with a therapeutic dose of 200 µg ImmTOR providing inhibition of antibodies against AAV through at least Day 75, or 19 days after the second dose. At Day 91, some animals showed breakthrough of the antibody response. ImmTOR doses of 50 and 100 µg alone were sub-optimal. However, when ImmTOR was combined with IL-2 mutein, we observed inhibition of antibody formation through Day 117, 61 days after the second dose and the last time point measured. Importantly full inhibition of anti-AAV immunoglobulin G, or IgG, antibodies was observed even when IL-2 mutein was combined with 50 and 100 µg doses of ImmTOR. We believe these results suggest that the addition of a Treg-selective IL-2 to ImmTOR has the potential to increase the durability of tolerance allow for dose-sparing of ImmTOR and thus, potentially enabling chronic dosing of ImmTOR-IL in the treatment of autoimmune disease. The following graphs illustrate the combination of ImmTOR and IL-2 mutein mitigated the formation of anti-AAV antibodies.

Product Candidates
Our ImmTOR platform has a broad range of potential applications. Our product development strategy is built on the following three distinct pillars.
Biologic therapies. Biologic therapies are a class of biologic drugs frequently used to treat rare diseases. Through our analysis of biologic drugs, including in our preclinical studies, we have observed that enzymes foreign to the human body, such as enzymes derived from microbes or replacement enzymes in the case of patients that are deficient in the specific enzyme, are especially prone to causing undesired immune responses. Our partnered product candidate, SEL-212, which is currently in Phase 3 clinical development, consists of ImmTOR co-administered with pegadricase, a pegylated uricase enzyme of fungal origin. This is an example of an immunogenic enzyme that we are combining with ImmTOR with the intention of improving the enzyme’s efficacy and safety. We believe that ImmTOR has the potential to enable and expand the use of enzymes derived from microbial sources, such as bacterial immunoglobulin A, or IgA, protease for the treatment of IgA nephropathy and bacterial IgG protease, or Xork, for the treatment of IgG-mediated autoimmune disease flares.
Additionally, we believe advances in protein engineering may lead to innovative therapeutic enzymes with improved pharmaceutical properties or entirely novel specificity and/or activity, but which may be recognized as foreign by the immune system. We are partnering with Ginkgo Bioworks, or Ginkgo, to design novel enzymes and proteins with transformative therapeutic potential which can be paired with ImmTOR to advance treatments for orphan and rare diseases. We intend to seek, if appropriate, licenses to other enzymes to evaluate in combination with ImmTOR.
Gene therapies. We believe gene therapies have the potential to address key unmet medical needs for many rare genetic diseases, but undesired immune responses to the viral vectors used for gene replacement, augmentation and editing may be restricting their broader use. AAV immunogenicity and AAV toxicity represent two major challenges for the gene therapy field; in many cases these two issues are inextricably linked. Immunogenicity of AAV vectors is thought to cause or exacerbate many of the adverse events associated with AAV gene therapy. Induction of acute inflammation and capsid-specific CD8 T cells by AAV gene therapy is thought to contribute to observations of hepatotoxicity, which has been associated with loss of transgene expression. The formation of neutralizing antibodies against AAV after initial treatment with AAV mediated gene therapies effectively prevents the possibility of re-dosing in patients who may benefit from additional doses due to either the failure to achieve therapeutic benefit or loss of transgene expression over time.
We have observed that ImmTOR, when used in combination with AAV gene therapy vectors, inhibited the immune response to the viral vector and enabled successful re-dosing in both mice and non-human primates. Currently, the ability to re-administer systemic AAV gene therapy is limited by the development of neutralizing antibodies. The ability to safely re-dose AAV may help achieve therapeutic benefit in patients who are under-dosed; it may also help restore transgene expression in patients, particularly pediatric patients, who may lose expression over time as they grow. In a study conducted in non-human primates, or NHP, we observed that co-administration of AAV vector and ImmTOR resulted in higher and more durable transgene expression after the first dose of gene therapy as well as robust inhibition of anti-AAV8 immunoglobulin G, or IgG and neutralizing antibodies. We believe the observation that co-administration of AAV vector and ImmTOR can lead to higher transgene expression illustrates the potential for dosing lower levels of AAV gene therapies when combined with ImmTOR. Integrating ImmTOR into a gene therapy protocol has the potential to provide a first dose benefit by enhancing liver-directed transgene expression and durability, as well as the potential to enable re-dosing to restore or augment transgene expression.
We have observed in preclinical studies that ImmTOR may also have hepatoprotective effects in mouse models of inflammation. As hepatotoxicity is associated with higher vector doses, one potential strategy that we are pursuing is to use ImmTOR to enable multiple lower doses of AAV vectors to mitigate toxicity risks associated with high vector doses. We are concurrently working with our partner Ginkgo to develop a proprietary AAV capsid with improved transduction for liver-directed gene therapy. The below illustration depicts the potential benefits of ImmTOR in systemic AAV gene therapy.

We recently completed a human proof-of-concept trial (SEL-399) in healthy volunteers who were treated with an empty AAV8 capsid (EMC-101), which is an AAV capsid containing no transgene, alone or in combination with ImmTOR. This clinical trial was conducted in Belgium in partnership with Asklepios BioPharmaceutical, Inc., or AskBio (a Bayer AG subsidiary). The goal of the SEL-399 clinical trial was to evaluate the appropriate dose of ImmTOR in humans to mitigate the formation of antibodies to AAV capsids used in gene therapies. Top-line results indicated that AAV8 empty capsids elicited peak median anti-AA8 neutralizing antibody, or NAb, titers of 1:6875. Median day 30 NAb titers were reduced to titers of 1:25 and 1:5 in the 0.15 mg/kg and 0.3 mg/kg ImmTOR cohorts, respectively, representing a 50-fold and 250-fold difference, respectively, compared to the median of control subjects dosed with AAV8 empty capsid alone, as depicted in the figure below. Further, we observed that at Day 30, six of six, or 100%, of subjects that received 0.3 mg/kg exhibited NAb titers of 1:25 or less, and four of six, or 67%, of those subjects at this dose exhibited NAb titers of 1:5 or less. We observed at Day 30 that six of nine, or 67%, of subjects that received 0.15 mg/kg of ImmTOR exhibited NAb titers of 1:25 or less, and two of nine, or 22%, of subjects at this dose had a titer of 1:5 or less. At Day 90, two of six subjects in the 0.3 mg/kg cohort were observed to have sustained control of neutralizing antibodies with titers of 1:25 or less. Consistent with preclinical data, we observed that the single dose ImmTOR cohorts showed delayed formation of neutralizing antibodies which eventually reached similar median levels of neutralizing antibodies to the control group by Day 90. Similar data were observed in NHP receiving a single dose of ImmTOR with an AAV gene therapy vector in a preclinical study. Importantly, we observed that two additional doses of ImmTOR, or a total of three monthly doses, provided durable inhibition of neutralizing antibodies in NHP. Although we could not evaluate three-monthly doses of ImmTOR in healthy volunteers, we intend to employ a three-monthly dose regimen in clinical trials performed in patients. ImmTOR showed safety results consistent with prior human studies and was generally well tolerated. No serious adverse events were reported. The most common treatment-related adverse events included mild-to-moderate stomatitis and rash. We believe this promising trial in healthy volunteers provides support for the potential use of ImmTOR for the inhibition of neutralizing antibodies to AAV8 in gene therapy clinical trials. The following graphs depict the effect of ImmTOR on the formation of neutralizing antibodies to AAV8 capsid in humans and NHP.

Finally, pre-existing neutralizing antibodies, which develop as a result of prior infection with wildtype AAV, are a major exclusion factor in clinical trials causing many potential patients to be ineligible for gene therapy. We have licensed a bacterial IgG protease, or Xork, from Genovis AB (publ.), or Genovis. IgG proteases have been shown by others to transiently cleave IgG and enable dosing of AAV vectors in the presence of pre-existing antibodies in NHP. However, IgG proteases, being of bacterial origin, are themselves immunogenic. The most commonly studied IgG protease, called IdeS or imlifidase, is derived from Streptococcus pyogenes, a common human pathogen. Most healthy individuals have been exposed to S. pyogenes and have pre-existing antibodies against IdeS. We believe that Xork is a differentiated product candidate, as it is derived from a Streptoccocal species that does not infect humans and so the enzyme shows very low cross reactivity to naturally existing antibodies in most human serum. We plan to develop Xork with the intention of enabling access to AAV gene therapy for those patients who are currently excluded due to pre-existing anti-AAV antibodies.
Through our analysis of genetic diseases, we have identified applications and patient segments that we believe would benefit from our ImmTOR platform. Our initial area of focus is on genetic metabolic diseases but may also include lysosomal storage diseases and genetic muscular diseases. We believe we are the first company to systematically pursue the development of AAV gene therapy product candidates with the goal of enabling repeat administration. We have engaged third parties with experience in gene therapy and rare diseases to support the development of our proprietary products. We also have licensed our ImmTOR platform to AskBio, Sarepta Therapeutics, Inc., or Sarepta, and Takeda Pharmaceuticals USA, Inc., or Takeda, for certain pre-specified targets.
Tolerogenic Therapies for Autoimmune Disease: Autoimmune diseases are caused by a breakdown in natural tolerance to our own self-antigens. With over 24 million Americans afflicted with autoimmune diseases, there is a large unmet medical need. As the ImmTOR platform is designed to induce or expand antigen specific T regulatory cells, we believe the ImmTOR platform has the potential to treat autoimmune diseases by restoring self-tolerance to auto-antigens.
Recent preclinical data generated by our scientific team suggest that ImmTOR may have profound synergistic activity with engineered IL-2 molecules that are selective for Tregs. The IL-2 pathway influences critical aspects of both immune stimulation and immune regulation. Tregs express a high affinity form of the IL-2 receptor. Low doses of IL-2 have been shown by others to selectively activate Tregs resulting in expansion of pre-existing Tregs. Clinical trials of low dose IL-2 have shown evidence of efficacy in small clinical trials of autoimmune diseases, such as systemic lupus erythematosus. Other investigators have shown that IL-2 can be engineered to selectively bind the high affinity IL-2 receptor and expand pre-existing Tregs.
In our preclinical studies, we observed that ImmTOR combined with a Treg-selective IL-2 mutant protein, or IL-2 mutein, exhibited substantial synergistic activity in increasing the percentage and durability of total Treg expansion in the spleen. We believe that this combination has the potential to be a best-in-class therapy in diseases where expansion of total Treg may prove beneficial. Furthermore, in our preclinical studies, when we combined ImmTOR-IL with an antigen, we measured an approximately three-fold increase in antigen-specific T regulatory cells vs ImmTOR alone.
Our first program in autoimmune diseases is in primary biliary cholangitis, or PBC. PBC has a significant unmet medical need and a well-defined target antigen.

Our Product Candidates
Below is a summary of our ongoing discovery, research, and development programs:

Program	Phase of Development	Anticipated Next Steps	Commercial Rights
Biologic Therapies
SEL-212 (Chronic Refractory Gout)	Phase 3 clinical trials (DISSOLVE I / DISSOLVE II)	Top-line data Q4 2022	Sobi
IgA nephropathy	Preclinical	IND enabling studies, 2022	Selecta
Gene Therapies
Methylmalonic acidemia (MMA)	IND filed / Phase 1	IND approval and study commencement, 2022	Selecta
Ornithine Transcarbamylase (OTC) Deficiency	IND-enabling	Currently paused	Selecta
IgG protease (Xork)	Preclinical	IND enabling studies, 2022	Selecta
Pompe disease	Preclinical	Plans to be announced by our collaborator	AskBio
Duchenne muscular dystrophy (DMD)	Preclinical	Plans to be announced by our collaborator	Sarepta
Limb-girdle muscular dystrophy (LGMD)	Preclinical	Plans to be announced by our collaborator	Sarepta
Two indications for lysosomal storage disorders	Preclinical	Plans to be announced by our collaborator	Takeda
Tolerogenic Therapies for Autoimmune Disease
Proprietary IL-2 receptor agonist	Preclinical		Selecta
Primary biliary cholangitis (PBC)	Preclinical		Selecta

Biologic Therapies – Chronic Refractory Gout
SEL-212 consists of ImmTOR co-administered with pegadricase. Our pegadricase consists of a yeast-derived uricase modified with PEG. Uricase is an enzyme endogenous to all mammals, except for humans and certain primates, which converts uric acid to the more soluble metabolite, allantoin. There is a natural limit to the amount of uric acid that can be excreted by the kidneys, which decreases with age and can be reduced by some medications. By converting uric acid to allantoin, uricase provides an additional way for the body to reduce uric acid.
Pegadricase is designed for the treatment of patients with chronic gout, refractory to standard uric acid lowering treatment, by breaking down the excess serum uric acid, or sUA, to the more soluble allantoin. However, the immune response to pegadricase limits administration to a single dose which is effective for less than one month. The addition of ImmTOR to pegadricase (SEL-212) allows multiple monthly doses to be administered, thus reducing uric acid for a prolonged time.
In preclinical studies and in our Phase 1b and Phase 2 clinical trials, we observed that ImmTOR, when co-administered with pegadricase, SEL-212 substantially reduced the formation of associated ADAs. We believe that SEL-212 serves as proof of concept for the ImmTOR platform in ameliorating the unwanted immune response to an immunogenic biologic. SEL-212 is in two pivotal Phase 3 studies versus placebo, which we refer to as DISSOLVE I and DISSOLVE II, with top-line data expected in the fourth quarter of 2022. SEL-212 has been licensed (except as to Greater China) to Sobi, pursuant to our license and development agreement dated June 11, 2020, with Sobi, or the Sobi License.
Enrollment into the DISSOLVE II trial is ongoing and the study is being conducted in the United States and four countries across eastern Europe. As a result of the ongoing and rapidly evolving geopolitical situation in Ukraine and Russia, we have proactively undertaken mitigation steps to prioritize the safety of our patients and investigators, as well as address any potential disruptions. While we have temporarily closed screening and randomization at sites in both Russia and Ukraine, we have added 11 sites in the United States to further enrollment in DISSOLVE II. Out of these additional enrollment sites, nine have been activated and two are pending initiation, with activation expected imminently. Subject to ongoing geopolitical developments, we believe we remain on track to report data in the fourth quarter of 2022, and we will continue to work closely with our partner Sobi, clinical trial providers and regulatory authorities to evaluate any potential delays or adjustments to the timeline of the trial as a result of the circumstances.
The market for gout therapy
Gout is a painful and potentially disabling form of arthritis associated with elevation of sUA levels caused by an overproduction of uric acid and/or an inability of the kidneys to excrete adequate amounts of uric acid from the body. High concentrations of sUA lead to formation of uric acid crystals in joints and tissues, causing pain, inflammation and joint damage, and increase the risk for other conditions, including cardiovascular, cardiometabolic, joint and kidney disease.
Patients who are unable to reduce their sUA levels below 6.0 mg/dL with oral drugs are defined as having refractory gout. Chronic refractory gout constitutes a subset of gout patients exhibiting chronic high sUA levels and painful and damaging uric acid deposits. We estimate that there are approximately 160,000 chronic refractory gout patients in the U.S.
We believe SEL-212 may potentially address several key unmet needs in the treatment of chronic refractory gout: the durable control of sUA levels, the elimination of painful and damaging uric acid deposits, reduction in incidence and severity of flares, based on our preclinical studies, clinical trials, and market research. SEL-212 is designed to address these unmet medical needs while improving the dosing regimen to a once-monthly treatment.
SEL-212 Clinical Development
We conducted Phase 1a, Phase 1b, and Phase 2 clinical trials for SEL-212 at multiple sites in the United States. These trials were designed to demonstrate the induction of an immune response to pegadricase and the ability of ImmTOR to mitigate that immune response to both single and multiple doses. The table below summarizes the trial designs and objectives of these clinical trials.

	Design	Objective
Phase 1a SEL-212/101	•Subjects with hyperuricemia •Single dose of pegadricase •n=22	•Evaluate safety and tolerability •Define dose of pegadricase that would support monthly dosing •Demonstrate formation of ADAs
Phase 1b SEL-212/101	•Subjects with hyperuricemia •Single dose of SEL-212 •n=53	•Evaluate safety and tolerability •Proof-of-biological activity: •Mitigation of ADAs after single dose •Select dose to take forward into Phase 2
Phase 2 SEL-212/201	•Subjects with symptomatic gout and hyperuricemia •Repeated monthly dosing of SEL ‑212 •n=152	•Evaluate safety and tolerability •Clinical proof-of-concept: •Demonstrate sustained reduction of SUA with repeat dosing •Select dose to take into Phase 3

In the Phase 1a trial, we observed that a single dose of pegadricase rapidly reduced SUA levels below 6.0 mg/dL for each dose level, although SUA levels returned close to baseline by day 30. Consistent with our preclinical studies in animals, pegadricase induced uricase-specific ADAs in all patients with varying levels in this Phase 1a trial. The following table depicts the observations from the single ascending dose trial of pegadricase in patients with hyperuricemia. In this trial, patients with SUA > 6 mg/dL at screening were assigned to one of five cohorts receiving a single IV infusion of pegadricase (0.1, 0.2, 0.4, 0.8 or 1.2 mg/kg). Each cohort consisted of five patients, except for cohort 5 (1.2 mg/kg) which enrolled two patients.

In the Phase 1b clinical trial, we observed the potential for increasing doses of ImmTOR to mitigate the formation of pegadricase ADAs and sustain the anti-uricase enzyme activity through 30 days. The cohort of subjects who received a single 0.4 mg/kg dose of pegadricase alone showed development of uricase ADAs, a short pegadricase half-life, and poor control of SUA at 30 days. Three cohorts who received 0.4 mg/kg of pegadricase plus ascending doses of ImmTOR (0.1, 0.15 and 0.3 mg/kg) showed a dose related reduction in uricase ADAs, an increase in pegadricase half-life, and substantial reduction in SUA. This graphs below depict the observed correlation of SUA with anti-uricase IgG and serum pegadricase activity. In these graphs, anti-uricase IgG titers, serum pegadricase activity, and SUA are plotted against time for individual patients in cohorts A, G, H, and I. Each line represents an individual patient.

The Phase 2 trial included patients with symptomatic gout and elevated SUA levels in an open-label, multiple ascending-dose clinical trial of SEL-212 to demonstrate sustained reduction of SUA and identify the best dose for Phase 3. Five monthly doses of SEL-212 reduced SUA to less than 6.0 mg/dL in 21 of 32 patients, or 66%. In distinct contrast, pegadricase alone reduced SUA to less than 6.0 mg/dL in only three of 19 patients one month after a single injection (data from pegadricase alone cohorts from the SEL-037/101, SEL-212/101, and SEL-212/201 trials). We believe these results support our view that the addition of ImmTOR to pegadricase is able dramatically enhance the efficacy of pegadricase in the long-term reduction of SUA in gout patients. The chart below depicts SUA after five monthly doses of SEL-212.

We have observed that SEL‑212 and its components, ImmTOR and pegadricase, were generally well-tolerated in the Phase 1a, 1b, and 2 clinical trials. In the Phase 1a trial we observed no serious adverse events, or SAEs, and that pegadricase was well tolerated at the five dose levels tested. Of the six SAEs in the Phase 1b trial, three were determined to not to be related to study drug by investigators. Of the remaining three SAEs that were determined to possibly or likely be related to study drug, two were cases of stomatitis that occurred at the highest dose of ImmTOR tested (0.5 mg/kg), leading us to define 0.3 mg/kg as the maximum tolerated dose of ImmTOR in this patient population. The remaining SAE was a case of drug hypersensitivity that occurred at a dose of 0.1 mg/kg of ImmTOR in combination with 0.4 mg/kg of pegadricase. In the Phase 2 trial, 20 subjects reported a total of 23 SAEs, nine in the five dose combination cohorts, seven of which were reported to be not related or unlikely related to study drug, and two of which were infusion reactions. All SAEs were successfully treated without residual effects.
Phase 2 head-to-head clinical trial
In March 2019, we initiated a non-registrational Phase 2 head-to-head clinical trial of SEL-212, which we refer to as COMPARE, in which SEL-212 was compared against the current FDA-approved therapy for chronic refractory gout, pegloticase, in multiple clinical sites in the United States.

In September 2020, we announced top-line results from the COMPARE trial. We observed a numerically higher response rate to pegloticase on the primary endpoint during months three and six combined but did not meet the primary endpoint of statistical superiority. SEL-212 did generate a statistically significant higher response rate of SEL-212 during the third month of treatment, as well as a statistically significant greater overall reduction in mean SUA levels in SEL-212 versus pegloticase in months three and six combined. We observed a numerically higher response rate of SEL-212 during the sixth month of treatment. In patients with tophi at baseline, we observed substantially higher responder rates for SEL-212 compared to pegloticase on the primary endpoint, and a statistically significant reduction in mean SUA levels when compared to pegloticase.
Approximately 41% of patients in the Phase 2 COMPARE trial had visible tophi at baseline, which is lower than we expected for the general refractory gout population. However, in these most severe patients with tophi, SEL-212 was superior to pegloticase with a 58% responder rate for SEL-212 versus a 39 % responder rate for pegloticase. Response rates observed in patients with tophi at baseline are depicted below.

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
Phase 3 DISSOLVE clinical program
In September 2020, we commenced the Phase 3 clinical program of SEL-212, which we refer to as DISSOLVE. We are responsible for the execution of the DISSOLVE program and are being reimbursed by Sobi on a quarterly basis for expenses incurred in connection with these activities. The Phase 3 clinical program consists of two double-blinded, placebo-controlled trials of SEL-212. We refer to these trials as DISSOLVE I and DISSOLVE II. Each trial is expected to enroll up to 120 patients, with up to 40 patients receiving 0.1 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, up to 40 patients receiving 0.15 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, and up to 40 patients receiving placebo. An additional 15 patients were added to the study sample size to account for potential treatment discontinuations that may occur due to the ongoing COVID-19 pandemic as a result of the emergence of COVID-19 variants which were not accounted for in the sample size calculations.
We commenced enrollment of DISSOLVE I in September 2020 and DISSOLVE II in December 2020. In December 2021, we announced the completion of enrollment of the DISSOLVE I trial. DISSOLVE I has a six-month primary endpoint followed by a six-month safety extension. DISSOLVE II will have a six-month primary endpoint with no extension. The primary endpoint of the DISSOLVE program is the maintenance of sUA levels below 6 mg/dL at six months. We currently expect that topline data from the Phase 3 DISSOLVE clinical program is expected in the fourth quarter of 2022.
Enrollment into the DISSOLVE II trial is ongoing and the study is being conducted in the United States and four countries across eastern Europe. As a result of the ongoing and rapidly evolving geopolitical situation in Ukraine and Russia, we have proactively undertaken mitigation steps to prioritize the safety of our patients and investigators, as well as address any potential disruptions. While we have temporarily closed screening and randomization at sites in both Russia and Ukraine, we have added 11 sites in the United States to further enrollment in DISSOLVE II. Out of these additional enrollment sites, nine have been activated and two are pending initiation, with activation expected imminently. Subject to ongoing geopolitical developments, we currently believe we remain on track to report data in the fourth quarter of 2022, and we will continue to work closely with our partner Sobi, clinical trial providers and regulatory authorities to evaluate any potential delays or adjustments to the timeline of the trial as a result of the circumstances.
Biologic Therapies – IgA Nephropathy
The second indication in our biologic therapies program is IgA nephropathy, an autoimmune kidney disease that occurs when immune complexes of a subclass of antibodies called immunoglobulin A1, or IgA1, accumulates in the kidneys. Previous studies in animal models conducted at independent laboratories demonstrated that bacterial IgA protease has the potential to remove injurious IgA immune complexes from kidneys and reduce inflammation, fibrosis, and hematuria. We believe these results suggest that IgA protease can potentially decrease the rate of disease progression and possibly even reverse the disease. The barrier to IgA protease commercialization has been the bacterial origin of the protease, which makes it highly immunogenic.
In clinical trials, we have observed ImmTOR mitigating the formation of ADAs to immunogenic enzymes. We intend to combine an IgA protease with our ImmTOR platform to develop a novel combination product candidate for the treatment of IgA nephropathy and IgA-mediated diseases.
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

In October of 2021 we entered into a Collaboration and License Agreement, or the First Ginkgo Agreement, with Ginkgo. Pursuant to the First Ginkgo Agreement, Ginkgo will leverage their high throughput enzyme discovery, design and screening capabilities to identify and further optimize a proprietary, next generation IgA protease. We have an exclusive license to further develop and commercialize the discovered IgA proteases to treat all IgA-mediated diseases, including IgA nephropathy, Linear IgA bullous dermatitis, IgA pemphigus, and Henoch-Schonlein purpura.
These collaborations build on extensive preclinical as well as strong clinical data from our Phase 2 COMPARE trial for the treatment of chronic refractory gout that we believe further supports ImmTOR’s potential for sustained therapeutic benefit when combined with immunogenic enzymatic therapies.
We are continuing to perform pre-clinical IND enabling studies.
Gene Therapies – Methylmalonic Acidemia
Our lead therapeutic gene therapy program, SEL-302, is intended to use ImmTOR to enhance the treatment of methylmalonic acidemia, or MMA, an inherited disorder in which the body is unable to process certain proteins and fats (lipids) properly. This program was previously being conducted under our collaboration with AskBio. In October and November 2020, we received rare pediatric disease designation and orphan drug designation, respectively, from the FDA for MMA-101, for the treatment of MMA due to methylmalonyl-CoA mutase, or MMUT gene mutations. See “⸺Licenses and Collaborations⸺AskBio” for more information. In April 2021, we were notified by AskBio that it intended to opt-out of development of the MMA indication. The feasibility study and license agreement with AskBio, or AskBio Collaboration Agreement, otherwise remains in effect. Manufacturing of a new lot has been completed and is currently undergoing final release testing. We filed an IND to conduct a Phase 1/2 clinical trial of SEL-302 in pediatric patients with methylmalonic acidemia in the third quarter of 2021. On November 23, 2021, this trial was placed on clinical hold by the FDA, with questions specifically relating to chemistry, manufacturing and controls, or CMC, of the AAV vector. On February 9, 2022, we submitted a written response to the FDA to answer its questions. On March 9, 2022, we received a letter from the FDA indicating the clinical hold was removed and the trial may proceed.
Gene Therapies – OTC Deficiency
Our second proprietary gene therapy product candidate, SEL-313, is being developed to treat ornithine transcarbamylase, or OTC deficiency, and is currently in preclinical development. OTC deficiency is a rare genetic disorder that causes ammonia to accumulate in the blood due to mutations in the OTC gene, which is critical for proper function of the urea cycle. The most severe form of the disorder presents within the first few days of life. Severe symptoms include inability to control body temperature and breathing rate, seizures, coma, developmental delays and intellectual disability. Less severe forms of the disorder are characterized by delirium, erratic behavior, aversion to high protein foods, vomiting and seizures. The development of this program is currently paused.
Gene Therapies – Xork
We have exclusively licensed Xork, an IgG-specific protease from Genovis, an enzyme technology company. We plan to develop Xork, either alone or in combination with our ImmTOR platform, with the goal of enabling the dosing of transformative gene therapies in patients with pre-existing AAV immunity due to natural exposures to AAV viruses. Currently, significant proportions of the potential patient populations for many gene therapy trials are ineligible for treatment by AAV mediated gene therapies due to pre-existing antibodies which limits transduction efficiency of the therapy and could trigger potentially dangerous immune responses.
Because of this, the commercial potential of many gene therapies may be significantly limited due to the ineligibility of large segments of the target patient population. This is particularly important for gene therapies given the low incidence and small prevalent populations of rare monogenic diseases which many gene therapies target. Patients that are ineligible for gene therapy due to pre-existing immunity may have few or no alternative therapies available to them.
Xork, as a pre-treatment in advance of an AAV gene therapy, can potentially open a treatment window by cleaving the IgG antibodies and transiently reducing their concentration.
IgG proteases are bacterial proteins, which are themselves immunogenic. We believe that Xork is differentiated from other IgG proteases since it is not derived from a human pathogen and thus, exhibits low cross-reactivity with human sera. Additionally, to further reduce any potential immunogenicity of the Xork enzyme, we plan to explore the combination of Xork and ImmTOR. The following images depict how Xork cleaves human IgG specifically and efficiently, but shows low cross reactivity to human sera compared to IdeS, an IgG protease derived from the common human pathogen Streptococcus pyogenes.

We believe that the combination of Xork and ImmTOR has the potential to address two of the major challenges to AAV gene therapy, pre-existing immunity that limits eligibility and de novo immunogenicity that can adversely affect safety and durability and which prevents the ability to re-dose AAV. We plan to explore the application of Xork in combination with our wholly owned gene therapies, as well as explore partnering opportunities for the enzyme with other gene therapy companies.
Tolerogenic Therapies for Autoimmune Disease – ImmTOR & ImmTOR-IL
We intend to apply our ImmTOR platform to treat autoimmune diseases. In preclinical studies, we have observed ImmTOR’s ability to induce antigen-specific T regulatory cells. We believe that ImmTOR, in combination with an autoantigen of interest, could create self-tolerance to auto-antigens and thus be a novel approach to the treatment of autoimmune diseases.
Additionally, in preclinical studies we have observed ImmTOR, in combination with IL-2 muteins, expanding T-regulatory cells beyond IL-2 alone and we intend to pursue a combination of ImmTOR and IL-2 (ImmTOR-IL) in diseases where general T cell expansion has shown a therapeutic benefit. Additionally, in our preclinical data we have observed a three-fold increase in antigen specific regulatory T cells when ImmTOR and IL-2 is combined with an antigen of interest. We intend to pursue and develop treatments for autoimmune diseases with well-defined antigens using either ImmTOR or ImmTOR-IL.
Cyrus Biotechnology, Inc., a collaboration partner, is engineering a proprietary IL-2 protein to combine with the ImmTOR platform to potentially mitigate unwanted immune responses by reducing the inherent immunogenicity of the protein while also promoting immune tolerance. The IL-2 pathway influences critical aspects of both immune stimulation and immune regulation, through the development and expansion of Treg cells. These Treg cells are a specialized subpopulation of T cells involved in suppressing certain immune responses and maintaining the body’s self-tolerance. In preclinical studies investigating the effects of ImmTOR in combination with a Treg-selective IL-2 mutant protein, or IL-2 mutein, we have observed a substantial synergistic activity in increasing the percentage and durability of Treg expansion in the spleen.
Our lead autoimmune diseases indication is PBC, a T cell driven autoimmune disease that causes progressive destruction of the bile ducts. Patients with PBC are in need of a highly targeted, liver-directed approach to treating the root cause of the disorder. We believe PBC has a well-defined target antigen, significant unmet medical need, and is well suited to the application of our ImmTOR immune tolerance platform, as preclinical data suggest that ImmTOR has the potential to enhance the tolerogenic environment in the liver and provide a hepatoprotective benefit.
Licenses and Collaborations
We intend to both partner and strategically out-license ImmTOR, ImmTOR-IL and Xork for use with other products that are outside our focus to larger biopharmaceutical companies. We believe our ImmTOR platform may also be of interest to biopharmaceutical companies with novel biologic development concepts or product candidates in clinical development that have demonstrated initial efficacy but are experiencing issues with safety or sustained efficacy due to inhibitory ADAs. Additionally, we may strategically in-license products to combine with ImmTOR and develop novel therapeutic products independently. Our key partnerships are listed below.

In-licenses
Ginkgo Bioworks Holdings, Inc.
On October 25, 2021, we entered into the First Ginkgo Agreement with Ginkgo. Under the First Ginkgo Agreement, Ginkgo will design next generation IgA proteases with potentially transformative therapeutic potential. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments in the form of our common stock, clinical and commercial milestone payments of up to $85 million in cash, as well as downstream value in the form of royalties on sales.
On January 3, 2022, we entered into a Collaboration and License Agreement, or the Second Ginkgo Agreement, with Ginkgo. Under the Second Ginkgo Agreement, we will engage with Ginkgo to design novel AAV capsids with potentially improved transduction, enhanced tissue tropism and reduced immunogenicity. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments in the form of our common stock, clinical and commercial milestone payments of up to $207 million in cash for each of a specified number of products which have the potential to total, in the aggregate, up to $1.1 billion. Ginkgo is also entitled to potential further downstream value in the form of royalties on sales.
Genovis
On October 21, 2021, we entered into a strategic licensing agreement with Genovis, or the Genovis Agreement. Under the Genovis Agreement, we paid to Genovis an upfront payment in exchange for an exclusive license to Genovis’ Xork enzyme technology for all therapeutic uses in humans, excluding research, preclinical, diagnostic, and other potential non-therapeutic applications of the enzyme. Genovis is eligible to earn development and sales-based milestones, as well as tiered royalties on worldwide sales in the low double digits.
Cyrus Biotechnology, Inc.
On September 7, 2021, we entered into a Collaboration and License Agreement with Cyrus, or the Cyrus Agreement, pursuant to which Cyrus agreed to grant us an exclusive, worldwide license to certain intellectual property in order to form a protein engineering collaboration combining the ImmTOR platform with Cyrus’ engineered protein therapeutics. We expect that novel engineered protein therapeutic candidates from the partnership will be used to expand our proprietary pipeline and further bolster the ImmTOR platform. In return for the licensed intellectual property, we made an upfront payment and will pay certain discovery, development, and sales-based milestones which could potentially total up to approximately $1.5 billion across multiple programs.
IGAN Biosciences
In October 2020, we entered into the IGAN Agreement. Pursuant to the IGAN Agreement, IGAN granted us an exclusive license to research, evaluate, and conduct preclinical development activities on IGAN’s proprietary IgA proteases. We have an option term of 24 months, or the Option Term, during which we can elect to obtain an exclusive license to further develop and commercialize the product to treat all IgA-mediated diseases, including IgA nephropathy, Linear IgA bullous dermatitis, IgA pemphigus, and Henoch-Schonlein purpura.
Upon execution of the IGAN Agreement, we paid IGAN a one-time upfront payment of $0.5 million and we would owe additional payments to IGAN if we were to opt-in to an exclusive license agreement, as well as upon the achievement of certain development and sales milestones. During the Option Term, we may terminate the IGAN Agreement immediately for any reason upon written notice to IGAN. If we opt-in to an exclusive license agreement, we may terminate the IGAN Agreement upon 120 days’ written notice.
Out-licenses
Takeda Pharmaceuticals USA, Inc.
On October 1, 2021, we entered into a strategic licensing agreement with Takeda, or the Takeda Agreement. Under the Takeda Agreement, we granted Takeda an exclusive license to our ImmTOR technology initially for two specified disease indications within the field of lysosomal storage disorders. Under the terms of the Takeda Agreement, we received an upfront payment and are entitled to receive up to $1.124 billion in future additional payments over the course of the partnership that are contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. We are also eligible for tiered royalties on future commercial sales of any licensed products.
Swedish Orphan Biovitrum
In June 2020, we announced that we had entered into the Sobi License, pursuant to which we agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize SEL-212, which is currently in development for the treatment of chronic refractory gout. In September 2020, pursuant to the Sobi License, Sobi paid us a one-time, upfront payment of $75 million. Sobi has also agreed to make milestone payments totaling up to $630 million to us upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier.
Additionally, Sobi purchased an aggregate of 5,416,390 shares of our common stock at a purchase price of $4.6156 per share for aggregate gross proceeds of $25 million, which we refer to as the Sobi Private Placement. The closing of the Sobi Private Placement occurred on July 31, 2020.
Under the Sobi License, we will have operational oversight of the Phase 3 DISSOLVE clinical program of SEL-212 (DISSOLVE I and DISSOLVE II) that commenced in September 2020, at Sobi’s expense.
Sarepta Therapeutics
In June 2020, we entered into a research license and option agreement with Sarepta, or the Sarepta Agreement. Pursuant to the agreement, we granted Sarepta a license to research and evaluate ImmTOR in combination with Sarepta’s AAV gene therapy or gene editing technology, using viral or non-viral delivery, or the Sarepta Product, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes, or the Sarepta Indications. Sarepta will have an option term of 24 months during which it can opt-in to obtain an exclusive license to further develop and commercialize the Sarepta Product to treat at least one Sarepta Indication, with a potential to extend the option term if Sarepta pays an additional fee to us. Sarepta made an upfront payment to us upon signing of the agreement, and we are eligible to receive additional payments under the option term. If Sarepta opts-in to an exclusive license agreement, we could receive option exercise payments per indication and we would be entitled to significant development and commercial milestone payments and tiered royalties ranging from the mid-to-high single digits based on net sales. In June 2021, we received a payment of $3.0 million for the achievement of certain pre-clinical milestones.
AskBio
Feasibility Study and License Agreement
In August 2019, we entered into a feasibility study and license agreement with AskBio, or the AskBio Collaboration Agreement. The initial product candidate being developed under this collaboration is gene therapy for MMA which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. We previously conducted preclinical studies for this product candidate and will leverage that previous work within the collaboration. In April 2021, we were notified by AskBio that it intended to opt-out of development of the MMA indication. The feasibility study and license agreement with AskBio, or AskBio Collaboration Agreement, otherwise remains in effect. We filed an IND to conduct a Phase 1/2 clinical trial of our SEL-302 product candidate in pediatric patients with methylmalonic acidemia in the third quarter of 2021. On November 23, 2021, this trial was placed on clinical hold by the FDA, with questions specifically relating to CMC of the AAV vector. On February 9, 2022, we submitted a written response to the FDA to answer its questions. On March 9, 2022, we received a letter from the FDA indicating the clinical hold was removed and the trial may proceed. ImmTOR manufacturing, controlled by us, continues to proceed in accordance with our expectations and we have not observed any impact to any of our ImmTOR programs. In October and November 2020, we received rare pediatric disease designation and orphan drug designation, respectively, from the FDA for MMA-101, for the treatment of MMA due to methylmalonyl-CoA mutase, or MMUT gene mutations.
License Agreement for Pompe Disease
In December 2019, we entered into the AskBio License Agreement which provides AskBio with exclusive worldwide rights to our ImmTOR platform to research, develop and commercialize certain AAV-gene therapy products targeting the GAA gene, or derivatives thereof, to treat Pompe Disease. Pursuant to the AskBio License Agreement, AskBio paid us upfront fees of an aggregate of $7.0 million. Also pursuant to the AskBio License Agreement, AskBio agreed to make additional payments to us based on the achievement of certain development and commercial milestones of up to an aggregate of $237.0 million. AskBio will also be obligated to make tiered royalty payments to us at percentages in the mid-to-high single digits based on achievement of certain sales milestones.
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
For our most advanced product candidate, SEL-212, we are producing ImmTOR at an approximately 400-gram scale process, which, at the doses being tested in the Phase 3 DISSOLVE program, we believe will be suitable for commercialization. The process is designed such that this same equipment is capable of potentially producing up to a one-kilogram batch size scale. As our nanoparticle manufacturing process is compact, and therefore also portable, our strategy is to transfer our custom designed process skids to a contract manufacturing organization, or CMO, and have the CMO produce the nanoparticles under our direction. This is the strategy we use for production of clinical supplies for clinical trials and would be the expected strategy for commercial production.
The pegadricase enzyme for SEL-212 is produced by fermentation in E. coli and is sourced from 3SBio in China. Through a licensing arrangement, we own exclusive worldwide rights to pegadricase outside of China, with co-ownership of rights in Japan and with 3SBio owning all rights in China. Under this arrangement, 3SBio has agreed to supply pegadricase for the SEL-212 program. There is also a second supplier for pegadricase in the United States.
Our AAV vector product candidates are produced using the established triple transfection production process at CMOs. We work closely with our CMOs who have platform AAV production processes that we are able to leverage for our specific AAV product candidates.
Intellectual Property
Our ImmTOR platform is designed to deliver precise instructions to the immune system as a result of the natural predisposition of the immune system to interrogate nanoparticles such as viruses. In connection with our founding, we licensed multiple patent families, including a patent family based in part on the pioneering research performed by our co-founders at Harvard University, MIT and Brigham. We have also conducted extensive research in-house to further research this area, leading to key discoveries regarding and uses for our ImmTOR technology. We have aggressively sought to extend and protect the proprietary intellectual property underlying the composition and use of ImmTOR, such as for antigen-specific immunotolerance.
We endeavor to protect our nanoparticle technology, which we consider fundamental to our business, by seeking, maintaining and defending patent and other intellectual property rights, whether developed internally or licensed from third parties, relating to our program, product candidates, their methods of use and the processes for their manufacture. Our practice is to strive to protect our intellectual property by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, programs and product candidates that are commercially important to the operation and growth of our business. We also rely on trade secrets and know-how relating to our proprietary technology, programs and product candidates, and continue innovating and seeking in-licensing opportunities to maintain, advance and fortify our proprietary position in our nanoparticle-based immunotherapy program and product candidates as well as to develop new programs and other product candidates. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology programs, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing the patents and proprietary rights of third parties.
We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to our technology programs and product candidates. Our patent portfolio contains a number of issued patents in the United States and certain foreign jurisdictions. We also own a number of pending patent applications in the United States and certain foreign jurisdictions. These patents and patent applications include claims related to:
•tolerance immunotherapy programs;
•methods and compositions related to our proprietary nanoparticles in a variety of applications, including tolerance applications, such as:
◦mitigating anti-drug antibodies and/or their effects associated with protein drugs, such as for chronic refractory gout, including coverage for ImmTOR co-administered with pegadricase, which related patents are expected to expire between 2032 and 2041, and
◦genetic therapies (such as viral vector gene therapy), including coverage for ImmTOR co-administered with a viral vector, which related patents are expected to expire between 2032 and 2042; and
•development and commercialization of SEL-212, including both composition of matter and method of treatment claims (there are multiple patent families with claims that cover the SEL-212 product, one of which is a licensed, issued U.S. patent that expired in August 2021).

In addition, we have exclusively or non-exclusively licensed intellectual property, including U.S. issued patents, foreign issued patents, and pending applications in both the U.S. and foreign jurisdictions. The licensed patents and patent applications cover various aspects of the technology being developed by us, including claims directed to compositions of matter and methods of use, and have been filed in various countries worldwide including in North America, Europe and Asia, with material expiration dates varying to, if claims are issued, 2042. In addition to filing and prosecuting patent applications in the United States, we often file analogous patent applications in the European Union and in additional foreign countries where we believe such filing is likely to be beneficial, including but not limited to, Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico and/or South Korea.
Each patent’s term depends upon the laws of the countries in which they are obtained. The patent term in most countries in which we file is 20 years from the earliest date of filing of a non-provisional patent application. Notably, the term of U.S. patents may be extended due to delays incurred due to compliance with FDA or by delays encountered during prosecution that are caused by the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent, depending upon the length of time the drug is under regulatory review. There is a limit to the amount of time a patent may be extended in the United States; no patent extension can extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar patent term extensions are available in Europe and other jurisdictions for patents that cover regulatory-approved drugs. Currently, we own or license patents and patent applications with expected material expiration dates ranging from 2032 to 2042. However, the actual patent protection period varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
The key competitive factors affecting the success of any other tolerance or immune modulation product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.
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
SEL-212 may compete with others in the gout market, including pegloticase, which contains a pegylated uricase similar to the pegadricase component of SEL-212 and is indicated for the treatment of refractory gout. Horizon Pharma plc, whose affiliates own pegloticase, may find other approaches to eliminate undesired immunogenicity to pegloticase. Long-term treatment with global immunosuppressive products may increase the susceptibility to contract infections, tumors and may lead to organ failure.
Large companies with active research to prevent the formation of ADAs and treat allergies or autoimmune diseases include Eli Lilly, Roche Holding AG, Sanofi S.A., Pfizer Inc., and Merck & Co., Inc. Small, early-stage biopharmaceutical companies active in the research for new technologies to induce antigen-specific immune tolerance include Anokion SA, Apitope International NV, Cour Pharmaceutical Development Company, Inc., Cue Biopharma, Dendright International, Inc., Parvus Therapeutics, REGiMMUNE Corporation, Rubius Therapeutics, Inc., Tolerion, Inc., Topas Therapeutics GmbH, SQZ Biotechnologies and Txcell SA. Biopharmaceutical companies active in the research for MMA include LogicBio, Poseida, and Moderna. Biopharmaceutical companies active in the research for Ornithine transcarbamylase include Ultragenyx, Poseida, TranslateBio, Arcturus, and Kaleido. Biopharmaceutical companies active in the research for IgA nephropathy include Omeros, Travere, EMD Serono, Novartis, Ionis, Visterra, Reata, and Alnylam. Biopharmaceutical companies active in the PBC research include Intercept Pharmaceuticals, Genfit, GenKyoTex, GSK, Eli Lilly, and CymaBay. Biopharmaceutical companies active in the IL-2 research include Roche Holding AG, Amgen, Bristol Myers Squibb, Eli Lilly, and Moderna.

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
Biological product candidates are preclinically tested before any testing is done in humans. These tests, or non-clinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.
The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND which must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. In addition to these requirements, biological product candidates may also require evaluation and assessment by an institutional biosafety committee, or IBC, that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution.
Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, patient selection and exclusion criteria, and the parameters to be used to monitor patient safety. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical study will be conducted. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
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

The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients.
Sponsors of clinical trials of FDA-regulated products, including biologics, are also required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Concurrent with clinical trials, companies must also finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements.
After the completion of clinical trials of a biological product candidate, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal trials, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act, or FDASIA, requires that sponsors planning to submit a BLA for a biological product that in certain circumstances n submit an initial Pediatric Study Plan, or PSP, within sixty days after a Type C meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.
Under the Prescription Drug Fee User Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. Fee waiver or reductions are available under certain circumstances, including for the first application filed by a small business. In addition, no user fees are assessed on BLAs on products designated as orphan drugs unless the product also includes a non-orphan indication.
Within 60 days following submission of the application, the FDA reviews a BLA for completeness. The FDA may refuse to file any BLA that it deems incomplete or otherwise not reviewable and may request additional information. Once the submission is accepted for filing, the FDA substantively reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, and manufactured in accordance with cGMP requirements. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a non-binding recommendation on approval. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product candidate. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.
Before approving a BLA, the FDA will inspect the facilities in which the product is manufactured to determine whether the manufacturing processes and facilities are in compliance with GMPs. The FDA may also audit the clinical investigation sites to determine that they have complied with good clinical practices.
Notwithstanding the submission of relevant data and information, the FDA may ultimately deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the applicant interprets the same data. If the FDA denies approval of a BLA in its then-current form, the FDA will issue a complete response letter detailing deficiencies in the application. If a response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.
One of the performance goals agreed to by the FDA under PDUFA is to review 90% of standard BLAs in 10 months from the filing date and 90% of priority BLAs in six months from the filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs.
Orphan Designation
Prior to the submission of a BLA, the FDA may grant orphan designation to drugs or biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and marketing the product for this type of disease or condition will be recovered from sales in the United States After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other application to market the same product for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approve orphan product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.
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
Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. Additionally, a product may be eligible for accelerated approval. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product subject to accelerated approval perform adequate and well-controlled post-marketing clinical studies to confirm such benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.
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
We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity.
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
There are two types of MAs.
•The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), among others. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.
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
To obtain regulatory approval of an investigational biological product under European Union regulatory systems, we must submit a marketing authorization application, which is similar to the U.S. BLA. The European Union also provides opportunities for market exclusivity. Upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity, which prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application, and an additional two years of market exclusivity, during which no generic or biosimilar product can be marketed. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for certain financial and exclusivity incentives.
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
When conducting clinical trials in the EU, we must adhere to the provisions of the European Union Clinical Trials Directive (Directive 2001/20/EC) and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial. In 2014, the EU passed the Clinical Trials Regulation (Regulation 536/2014), which will replace the current Clinical Trials Directive, to ensure that the rules for clinical trials are identical throughout the European Union.
We are also subject to data privacy and security laws in the jurisdictions outside of the U.S. in which we are established, run clinical trials or in which we sell or market our products once approved. For example, in Europe we are subject to Regulation (EU) 2016/679 (General Data Protection Regulation or GDPR) in relation to our collection, control, processing and other use of personal data (i.e. data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the EEA., including the health and medical information of these participants. The GDPR is directly applicable in each E.U. Member State, however, it provides that E.U. Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes accountability and transparency obligations regarding personal data. We are also subject to E.U. rules with respect to cross-border transfers of personal data out of the E.U. and EEA. We are subject to the supervision of local data protection authorities in those E.U. jurisdictions where we are established or otherwise subject to the GDPR. A breach of the GDPR could result in significant fines, regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm. Moreover, the United Kingdom leaving the E.U. could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the E.U. will be regulated. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU.
Other Healthcare Laws
The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly (regardless of knowledge of this specific statute) and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. The majority of states also similar have anti-kickback laws, which in some cases are more restrictive.
The federal false claims and civil monetary penalties laws, including the civil False Claims Act, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation. A claim includes “any request or demand” for money or property presented to the U.S. government. Violation of the federal Anti-Kickback Statute may also constitute a false or fraudulent claim for purposes of the federal civil False Claims Act. Actions under the civil False Claims Act may be brought by the Department of Justice or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages, and may be accompanied by additional civil monetary penalties against individuals. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
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
We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to, as well as imposed certain other privacy obligations on, “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a).
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies.
Human Capital Resources
At Selecta Biosciences, we consider human capital to be an essential driver of our business and successful strategy creation and execution. Our people, driven by our Collaborative, Pioneering, and Patient Focused culture, propel our business forward, strengthening us for long-term success.
As of December 31, 2021, we had 58 employees, 44 of whom are primarily engaged in research and development activities and 14 in corporate functions. 66% of our employees have at least one of a Masters, PhD, or MD degree. Our 2021 annualized voluntary turnover rate was 12.87%. All employees reside and work in the United States and are not represented by a labor union. We consider our employee relations to be strong and in good standing.
Our goal is to continually engage our talented and diverse workforce to drive value creation both for our business and ultimately our patient populations. We believe in a proactive approach to talent management focusing on retention of key talent, critical role successor identification, and impactful employment development. Additional priority areas intended to drive engagement include successful recruitment of diverse talent, continual promotion of professional development at all levels, introduction, and evolution of business-friendly HR solutions, coupled with an intentional culture dialog aimed to drive a high engagement, high performance, patient centric culture.
To further drive attraction and retention of our high-quality, experienced, and diverse workforce, we invest in the physical, emotional, and financial well-being of our employees. These investments include a competitive mix of compensation and generous insurance benefits. To assist employees with the rising cost of healthcare, we pay 100% of an employee’s deductible and co-insurance payments. All employees are eligible to participate in our equity compensation programs. All employees are awarded new hire equity and annual equity as well as the opportunity to participate in our Employee Stock Purchase Plan. Employees are also eligible to receive an annual cash bonus and to participate in a 401(k)-retirement plan with an industry competitive company match.
In response to the COVID-19 pandemic, we initially implemented changes to our business practices in March 2020, taking precautions to protect the health and safety of our employees by instituting robust hygiene practices, installing temporary safety structures, increasing our cleaning protocols, implementing weekly COVID-19 testing, and limiting regular access to our facilities. As the health environment continues to evolve, we remain committed to actively monitor and evolve our protocols to align with the Center for Disease Control’s best practices, including tracking vaccination and booster status and providing regular communication related to community resources. Additionally, we introduced wellness initiatives as well as a flexible work environment policy and enhanced remote technology solutions, providing remote work opportunities for all employees both now, and well into the future.
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.selectabio.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The hyperlink to our website is included as an inactive textual reference only, and the information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.

RISK FACTORS SUMMARY

Investing in our common stock involves various risks. You should carefully read and consider the matters discussed in this Annual Report under the heading “Risk Factors,” which include the following risks:
•We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
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
•The COVID-19 pandemic may continue to adversely impact our business, including sourcing raw materials and supplies to produce our product candidates, our preclinical studies and clinical trials.
•Geopolitical events, instability and wars can adversely affect both our clinical operations and supply chains that we rely on to advance our drug candidates.
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
•We may suffer from effects of macroeconomic instability and inflation.
•We would be reliant on Sobi to execute the marketing and sale of SEL-212, if SEL-212 were approved.
•We may not have the funds necessary to fulfill our obligation to repurchase certain warrants.
•We are involved in two securities class action lawsuits.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this Annual Report. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to our Financial Position and Need for Additional Capital
We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses in every year. Our net losses were $25.7 million for the year ended December 31, 2021, and $68.9 million and $55.4 million for each of the years ended December 31, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $430.3 million. To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from collaboration and license arrangements and our credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. We have devoted substantially all of our financial resources and efforts to developing our ImmTOR platform, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of most of our product candidates, and we have not completed development of any ImmTOR-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
•continue the research and development of our product candidates;
•seek to enhance and evolve our ImmTOR platform and discover and develop additional product candidates;
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
•experience any delays or encounter any issues with any of the above, including, but not limited to, failed studies, complex results, safety issues or other regulatory, manufacturing or scale-up challenges; and
•are exposed to broad macroeconomic conditions including inflation and supply chain tightness which could result in us paying more, or being unable, to access goods and services.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop our gene therapy pipeline, including our collaboration with AskBio, research and develop our autoimmune programs and advance the evolution of our ImmTOR platform in combination with IL-2, and continue research and development for other product candidates. Additionally, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding to continue operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our clinical trials, our other research and development programs or any future commercialization efforts.
We believe that our existing cash, cash equivalents and restricted cash as of December 31, 2021 will enable us to fund our current planned operations into the third quarter of 2023, though we may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of our clinical trials, preclinical development, and laboratory testing;
•the number of product candidates that we pursue and the speed with which we pursue development;
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
On August 31, 2020, we entered into a term loan, or the 2020 Term Loan, of up to $35.0 million, consisting of term loans in an aggregate amount of $25.0 million, or the Term A Loan, and term loans in an aggregate amount of $10.0 million, or the Term B Loan, governed by a loan and security agreement among us and Oxford Finance LLC, or Oxford, as collateral agent and a lender, and Silicon Valley Bank, or SVB, as a lender. The Term A Loan was funded in full on August 31, 2020, the proceeds of which were used to repay our previously existing 2017 term loan and for general corporate and working capital purposes, and the draw period relating to the Term B Loan expired on September 30, 2021.
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

We have net operating loss carryforwards, or NOLs, for federal and state income tax purposes that may be available to offset our future taxable income, if any. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. If the U.S. Internal Revenue Service, or IRS, challenges our analysis that existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in connection with or after a public offering, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. As a result, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability. The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us. Under current law, NOLs that arose before January 1, 2018, will begin to expire in 2041. NOLs that arose after 2017 may be used to offset at most 80% of our taxable income to the extent not offset by pre-2018 NOLs. As a result, we may become required to pay federal income taxes in future years despite having generated losses for federal income tax purposes in prior years.
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
All of our product candidates are derived from our ImmTOR platform, which is an unproven approach to induce antigen-specific immune tolerance and to mitigate the immunogenicity of biologic therapies currently being implemented to treat patients. We are developing our ImmTOR platform to restore self-tolerance to autoantigens and potentially treat autoimmune diseases, to be co-administered with AAV gene therapies to potentially enable redosing of said gene therapies and improve and enable activity in biologics (including therapeutic enzymes and other immunogenic drugs).
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
•reliance on third parties, including but not limited to collaborators, licensees, clinical research organizations and contract manufacturing organizations;
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
•changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
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
•risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, or will withdraw from the clinical trial due to concerns over COVID-19, which could impact the results of the clinical trial, including by increasing the number of observed adverse events, or reducing the statistical power of the clinical trials;
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
The regulatory approval process for gene therapy product candidates can be more lengthy, rigorous and expensive than the process for other better known or more extensively studied product candidates and technologies. Since we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the European Medicines Agency, or the EMA, or comparable regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. This may be a particularly significant risk for many of the genetically defined diseases for which we may develop product candidates alone or with collaborators due to small patient populations for those diseases, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome editing technology in a timely manner or under technically or commercially feasible conditions. Even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies.
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
Except for SEL-212 and SEL 302, our product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical development is costly and inherently uncertain. Early preclinical results may not be predictive of future results, however, if our technology proves to be ineffective or unsafe as a result of, among other things, adverse side effects, pre-existing anti-drug antibodies that can neutralize the viral vector and block gene transfer, or cellular immune response to the transduced cells, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the clinical development and commercialization of our product candidates.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failed clinical trial can occur at any stage of testing. Moreover, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the topline clinical trial results we reported from our Phase 2 head-to-head COMPARE study of SEL-212 and the top-line data from our SEL-399 program may not be predictive of future results. Moreover, we may not be able to complete, or may be required to deviate from the current clinical trial protocol for a variety of reasons.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical development or early-stage clinical trials, and we cannot be certain that we will not face similar setbacks. SAEs caused by, or other unexpected properties of, any product candidates that we may choose to develop could cause us, an institutional review board or regulatory authority to interrupt, delay or halt clinical trials of one or more of such product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable non-U.S. regulatory authorities. If any product candidate that we may choose to develop is associated with SAEs or other unexpected properties, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which those undesirable characteristics would be expected to be less prevalent, less severe or more tolerable from a risk-benefit perspective. In the SEL-212 Phase 1/2 clinical program, we have observed multiple SAEs, and future SAEs may occur causing us to incur additional costs or experience delays in completing, or causing us to ultimately be unable to complete, the development and commercialization of our product candidates, and delay or prevent our ability to obtain FDA approval. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory authority approval. If we fail to produce positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be negatively impacted.
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
•regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or may place a clinical hold on existing clinical trials;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with contract research organizations, or CROs, or clinical trial sites;
•we may be unable to recruit suitable patients to participate in a clinical trial, the number of patients required for clinical trials of our product candidates may be larger than we expect, enrollment in these clinical trials may be slower than we expect or participants may drop out of these clinical trials at a higher rate than we expect, or enrollment could be affected by the ongoing COVID-19 pandemic or the ongoing conflict in Ukraine;
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
•regarding trials managed by our existing or any future collaborators, our collaborators may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but potentially suboptimal for us; and
•geopolitical events may affect international and overseas trial sites in ways beyond our control.
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
In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated. Authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
We filed an IND to conduct a Phase 1/2 clinical trial of our SEL-302 product candidate in pediatric patients with methylmalonic acidemia in the third quarter of 2021. On November 23, 2021, this trial was placed on clinical hold by the FDA, with questions specifically relating to CMC of the AAV vector. On February 9, 2022, we submitted a written response to the FDA to answer its questions. On March 9, 2022, we received a letter from the FDA indicating the clinical hold was removed and the trial may proceed. ImmTOR manufacturing continues to proceed in accordance with our expectations, and we have not observed any impact to any of our ImmTOR programs.
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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, from time to time our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, SEL-212 is being developed for the treatment of chronic refractory gout, which affects a small patient population. Accordingly, there is a limited number of patients who could enroll in our clinical studies for SEL-212. Additionally, the DISSOLVE II trial of SEL-212 has enrolled subjects at clinical sites located in Russia and Ukraine. As a result of the ongoing and rapidly evolving situation in the region, we may remove those patients from the trial, which as a result could potentially result in delays in the full enrollment of the study and/or the release of top-line results. The safety of our patients and investigators continues to be our utmost priority. Additionally, the COVID-19 pandemic has affected our ability to enroll and sustain patients in our clinical trials, and could result in the inability of some patients to complete our clinical trials. Additionally, we have enrolled subjects in countries where patient populations have less or limited access to COVID-19 vaccines, which could result in further delays in enrollment or a patient’s inability to complete our clinical trials. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which could cause the value of our common stock to decline and limit our ability to obtain additional financing.
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
•diminished protection of intellectual property in some countries; and
•changes in country or regional regulatory requirements; and
•geopolitical instability or wars in regions outside of the United States where we conduct clinical trials may impact ongoing clinical trials.
We may not be able to qualify for or obtain various designations from regulators that would have the potential to expedite the review process of one or more of our product candidates and even if we do receive one or more such designations there is no guarantee that they will ultimately expedite the process, or aid in our obtaining marketing approval or provide market exclusivity.
There exist several designations that we can apply for from the FDA and other regulators that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives as well as the potential for post-approval exclusivity for a period of time. These designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, fast track status and priority review for our product candidates. For example, we and AskBio received orphan drug designation for SEL-302 in November 2020. We expect to seek one or more of these designations for our current and future product candidates. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates that do qualify for these designations will be granted such designations or that the FDA will not revoke a designation it grants at a later date. Further, there can be no assurance that any of our product candidates that are granted such designations will ever benefit from such designations or that the FDA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further with respect to orphan drug status, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care.
Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, top-line or preliminary data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. For example, we and AskBio announced top-line data from the Phase 1 trial for SEL-399 in November 2021. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line or preliminary data may not be representative of final data. If final data is not as positive as earlier interim, top-line or preliminary we have released, our business prospects would be significantly harmed.
In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. As a result, preliminary and top-line data should not be relied upon in making an investment decision in our securities.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities and could result in decreased market acceptance of any of our product candidates, if approved. Further, therapies such as those we are developing involve unique side effects that could be more significant than side effects from other types of therapies with singular components. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.
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
•our reputation may suffer; and
•we could be required to develop a REMS plan to prevent, monitor and/or manage a specific serious risk by informing, educating and/or reinforcing actions to reduce the frequency and/or severity of the event.
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
Any disruption in production or inability of 3SBio in China to produce adequate quantities of pegadricase to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our future product candidates. Furthermore, since 3SBio is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports were followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Pegadricase is subject to, and any other components we purchase from China may be subject to, these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs.
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
Additionally, if our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, there are a limited number of manufacturers that operate under cGMP regulations that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.
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
We have entered into collaborations with other parties, including pharmaceutical and biotechnology companies and universities, to develop products based on our ImmTOR platform, and such collaborations and licensing arrangements currently represent a significant portion of our product pipeline and are expected to represent a larger portion of our pipeline in the future. Certain of our collaborations have provided us with important funding for some of our development programs and we expect to receive additional funding under collaborations in the future although not all of our collaborations may result in funding to us, and certain collaborations, licenses and agreements may result in increased expenditures by us. Our existing collaborations, and any future collaborations, may pose a number of risks, including the following:
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
While we rely on these third parties for research and development activities, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP regulations, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials. If we or any of our CROs or third-party contractors fail to comply with applicable GCPs, the data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, www.ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.
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

We have no experience manufacturing our product candidates for commercial use, and if we decide to establish our own commercial manufacturing facility, we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.
We have a pilot manufacturing facility at our Watertown, Massachusetts location where we conduct process development, scale-up activities and the manufacture of ImmTOR product candidates for preclinical use. We do not currently have any of our own manufacturing facilities that meet the FDA’s cGMP requirements for the production of any product candidates used in humans, and rely on our CMOs for clinical production. We currently have no plans to establish our own commercial manufacturing facilities and we will continue to rely on our partnership with CMOs who are currently producing ImmTOR at the commercial scale for SEL-212 using our proprietary process and equipment.
Risks Related to Commercialization of our Product Candidates and Legal Compliance Matters
Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on several factors, including:
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
We currently have no sales organization and expect to rely on Sobi for the marketing and sale of SEL-212, if approved. If we are unable to establish effective sales, marketing and distribution capabilities, or enter into agreements with third parties with such capabilities, we may not be successful in commercializing our product candidates if and when they are approved.
We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we obtain marketing approval, we will need to establish a sales and marketing organization or make arrangements with third parties to perform sales and marketing functions and we may not be successful in doing so. We expect to rely on Sobi for the marketing and sale of SEL-212, if approved. For our other product candidates, we expect to build a focused sales and marketing infrastructure to market or co-promote our product candidates in the United States and potentially elsewhere, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
We face substantial competition, including from biosimilars, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
The development and commercialization of new drug and biologic products and technologies is highly competitive and is characterized by rapid and substantial technological development and product innovations. We are aware that pharmaceutical and biotechnology companies, offer or are pursuing the development of pharmaceutical products or technologies that may address one or more indications that our product candidates target, as well as smaller, early-stage companies, that offer or are pursuing the development of pharmaceutical products or technologies that may address one or more indications that our product candidates target. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

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
•state data privacy and price transparency laws, many of which differ from each other in significant ways and often are broader than and not preempted by HIPAA or the Sunshine Act, thus complicating compliance efforts; by way of example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context; and
•similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation, or GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union (including health data); in addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the E.U. will be regulated. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU
Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom may recommend, purchase and/or prescribe our product candidates, if approved, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.
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
For example, the ACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
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
As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, recent patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act America Invents Act, or the Leahy-Smith Act, included provisions that affect the way patent applications are prosecuted and may also affect patent litigation, including first-to-file provisions. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This requires us to be cognizant of the time from invention to filing of a patent application. Thus, for our U.S. patent applications containing a priority claim after March 16, 2013, the date such provisions became effective, there is a greater level of uncertainty in the patent law. Moreover, some of the patent applications in our portfolio will be subject to examination under the pre-Leahy-Smith Act law and regulations, while other patents applications in our portfolio will be subject to examination under the law and regulations, as amended by the Leahy-Smith Act. This introduces additional complexities into the prosecution and management of our portfolio.
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
As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. In particular, beginning with this Annual Report, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
A variety of risks associated with maintaining our subsidiary in Russia or expanding operations internationally could adversely affect our business.
In addition to our U.S. operations, we maintain a wholly owned subsidiary in Russia, Selecta (RUS). However, we plan to wind down these operations. We may face risks associated with maintaining our subsidiary in Russia, or with any international operations, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, and risks associated with our compliance with evolving international sanctions, which could harm our business. We may also rely on collaborators to commercialize any approved product candidates outside of the United States. Doing business internationally involves a number of risks, including but not limited to:
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
•natural disasters, political and economic instability, including wars, events of terrorism and political unrest, outbreak of disease, including the COVID-19 pandemic, boycotts, curtailment of trade and other business restrictions, economic sanctions, and economic weakness, including inflation;
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
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA its books and records provisions, or its anti-bribery provisions; and
•risks that we may suffer reputational harm as a result of our operations in Russia.
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
•changes in the composition of our stockholder base;

•activity in the options market for shares of our common stock;
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 31.1% of our outstanding voting stock as of December 31, 2021. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock reduce. As of December 31, 2021, we had 123,622,965 shares of common stock outstanding. Also, as of December 31, 2021, 11,039,873 and 394,450 shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. Additionally, as of December 31, 2021, up to 10,735,980 shares of common stock are issuable upon exercise of outstanding warrants. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Provisions in our restated certificate of incorporation and our restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which a stockholder might otherwise receive a premium for its shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.
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
On August 3, 2020, a stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, we received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors. While the litigation was stayed, the parties reached an agreement in principle to settle the matter, and they expect to submit documentation to the Court for its approval of the settlement in the near future. We could receive other demands or be subject to other litigation. While we intend to vigorously defend against any demands which we believe to be without merit, there can be no assurance as to the outcome of any stockholder litigation. Unfavorable outcomes in securities class action litigation could require us to pay extensive damages, which could delay or prevent our ability to develop our product candidates and harm our operations.
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
Item 3. Legal Proceedings
On August 3, 2020, a stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, we received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors. While the litigation was stayed, the parties reached an agreement in principle to settle the matter, and they expect to submit documentation to the Court for its approval of the settlement in the near future.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is publicly traded on The Nasdaq Stock Market under the symbol “SELB.”
Holders
As of March 4, 2022, there were approximately 124,288,850 shares of our common stock outstanding held by approximately 30 holders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between June 21, 2016 (the date of our initial public offering) and December 31, 2021, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 at the market close on June 21, 2016 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any of our equity securities during the quarter ended December 31, 2021.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a clinical-stage biopharmaceutical company. Our ImmTOR® platform encapsulates rapamycin, also known as sirolimus, an FDA approved immunomodulator, in biodegradable nanoparticles ImmTOR is designed to induce antigen-specific immune tolerance.
We continually seek to enhance ImmTOR. In recent preclinical studies we have conducted, we have observed that ImmTOR may have synergistic activity with interleukin-2, or IL-2, molecules that have been engineered to be selective for regulatory T cells, or Tregs. Treg-selective IL-2 mutant molecules, or IL-2 muteins, have been shown to transiently expand all pre-existing Tregs in preclinical studies conducted by others. We have observed in preclinical studies that the combination of ImmTOR, a Treg-selective IL-2 mutein and an antigen elicited an approximately three-fold increase in antigen-specific Tregs beyond ImmTOR alone with evidence of enhanced durability of immune tolerance and the potential for ImmTOR dose sparing. This combination of ImmTOR with a Treg selective IL-2 molecule represents an evolution of the ImmTOR platform, which we call ImmTOR-IL™. We believe this combination has the potential to be a best-in-class therapy in diseases where expansion of total Tregs may prove beneficial.
We believe ImmTOR and ImmTOR-IL have the potential to enhance both the efficacy and safety of biologic therapies (including gene therapies), improve product candidates under development, and enable novel therapeutic modalities in autoimmune disease. In clinical trials, ImmTOR has been observed to inhibit the formation of neutralizing antibodies to adeno-associated virus (AAV) capsids, potentially enabling re-dosing of gene therapies. Additionally, based on preclinical data in AAV gene therapies, we believe that ImmTOR has the potential to improve efficacy and safety by increasing transgene expression, reducing hepatic inflammation and inhibiting undesired immune responses to both the AAV capsid and the transgene product that can occur with the first dose of gene therapy. In biologic therapies, clinical activity of ImmTOR in humans has been observed with pegadricase, a highly immunogenic pegylated uricase enzyme being developed for the treatment of patients with chronic refractory gout to conventional therapy. The combination of ImmTOR and pegadricase is currently being evaluated in a Phase 3 clinical trial that we are conducting on behalf of our partner Swedish Orphan Biovitrum AB, or Sobi. We intend to pursue development of therapies for autoimmune diseases where expansion of either all Tregs or antigen-specific Tregs has been shown to, or we believe is, likely to have a beneficial effect. We believe that ImmTOR and ImmTOR-IL have the potential to unlock antigen-specific therapies for autoimmune diseases and that ImmTOR-IL can further improve the efficacy and safety profile of biologic therapies beyond ImmTOR alone.
Impact of COVID-19
We are closely monitoring how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have continued to have our administrative employees work outside of our offices and limited the number of staff in any given research and development laboratory. Disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and the incurrence of unforeseen costs as a result of preclinical study or clinical trial delays.
While the COVID-19 pandemic has not had a material impact on our clinical programs as of the date of this Annual Report, it could have an impact on our ability to complete the Phase 3 DISSOLVE clinical program of SEL-212, as the pandemic presents the potential to experience delays in enrollment as well as the inability of certain patients to complete the trial due to suffering from COVID-19, our ability to commence preclinical studies and clinical trials of our IgA nephropathy, gene therapy, and autoimmune disease programs, and our ability to obtain supply of both active drug substances and finished drug product as well as efficient execution of the overall supply chain for SEL-212 and our other programs.
At this time, any impact of COVID-19 on our business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of new virus variants, travel restrictions and social distancing in the United States and other countries, business closures or disruptions, supply chain disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants, collaboration and license arrangements and our credit facility. We do not have any products approved for sale and have not generated any product sales.
Since inception, we have incurred significant operating losses. We incurred net losses of $25.7 million and $68.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $430.3 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:
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
Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and license and collaboration agreements. We may be unable to raise capital when needed or on reasonable terms, if at all, which would force us to delay, limit, reduce or terminate our product development or future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
The consolidated financial information presented below includes the accounts of Selecta Biosciences, Inc. and our wholly owned subsidiaries, Selecta (RUS) LLC, a Russian limited liability company, or Selecta (RUS), and Selecta Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.
Collaboration and license revenue
To date, we have not generated any revenue from product sales. Our revenue consists primarily of collaboration and license revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amounts of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For a further description of the agreements underlying our collaboration and license revenue, see Notes 2 and 12 to our consolidated financial statements included elsewhere in this Annual Report.
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
We have incurred a total of $364.0 million in research and development expenses from inception through December 31, 2021, with a majority of the expenses being spent on the development of SEL-212 and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology.

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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
SEL-212	$31,446	$32,288	$25,489
AskBio collaboration	3,888	2,807	—
Preclinical stage product candidate programs	11,080	1,717	1,660
Other internal research and development expenses	22,322	17,693	15,594
Total research and development expenses	$68,736	$54,505	$42,743
In June 2020, we and Sobi entered into the Sobi License. Pursuant to the Sobi License, clinical trial costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, will be reimbursed by Sobi. These costs, when reimbursed, will be recognized as revenue consistent with the revenue recognition methodology disclosed in Note 12 to our consolidated financial statements included elsewhere in this Annual Report. The reimbursable costs exclude any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212.
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
Other income (expense)
Other income was de minimis during the years ended December 31, 2021 and 2020, and for the year ended December 31, 2019 it consists primarily of issuance fees associated with warrant liabilities.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of December 31, 2021 and 2020, we maintained cash of $0.3 million in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
Collaboration and license revenue
The following is a comparison of collaboration and license revenue for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2021	2020	(decrease)
Collaboration and license revenue	$85,077	$16,597	$68,480	413%
During the years ended December 31, 2021 and 2020, we recognized $83.5 million and $16.6 million, respectively, under the license agreement with Sobi resulting from both the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program. The significant revenue increase is the result of the continued enrollment of the Phase 3 DISSOLVE clinical program that was initiated in the third quarter of 2020. Additionally, during the year ended December 31, 2021, we recognized $1.0 million under the license agreement with Takeda, $0.4 million for shipments under the license agreement with Sarepta, and $0.1 million resulting from the expiration of the contractual audit term under the Skolkovo Foundation grant.

Research and development
The following is a comparison of research and development expenses for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2021	2020	(decrease)
SEL-212	$31,446	$32,288	$(842)	(3)%
AskBio collaboration	3,888	2,807	1,081	39%
Preclinical stage product candidate programs	11,080	1,717	9,363	545%
Other internal research and development expenses	22,322	17,693	4,629	26%
Total research and development expenses	$68,736	$54,505	$14,231	26%
During the year ended December 31, 2021, our research and development expenses increased by $14.2 million, or 26%, as compared to 2020. The increase in cost was primarily the result of expenses incurred for the preclinical programs, salaries for increases in headcount and AskBio collaboration costs. Additionally, we paid Genovis and Ginkgo, $4.0 million and $0.5 million, respectively, for in-license agreements.

General and administrative
The following is a comparison of general and administrative expenses for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2021	2020	(decrease)
General and administrative	$20,938	$18,913	$2,025	11%
During the year ended December 31, 2021, our general and administrative expenses increased by $2.0 million, or 11%, as compared to 2020. The increase in costs was primarily the result of stock compensation and consulting fees, offset primarily by reduction in professional fees.
Investment income
Investment income was de minimis for the years ended December 31, 2021 and 2020, respectively.
Loss on extinguishment of debt
For the year ended December 31, 2020, we recognized a $0.5 million loss on extinguishment of the 2017 Term Loan (see Note 9).

Foreign currency transaction gain (loss)
We recognized de minimis foreign currency gains during each of the years ended December 31, 2021 and 2020.
Interest expense
Interest expense was $2.8 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the year ended December 31, 2021, we recognized $2.3 million of loss from the change in the fair value of warrant liabilities utilizing the Black-Scholes valuation methodology. The increase in value was primarily driven by a slight increase in the Company’s share price, offset by the decrease of outstanding warrants. For the year ended December 31, 2020, we recognized $10.4 million change for the increase in the fair value of warrant liabilities primarily driven by an increase in the share price and volatility.
Other income (expense)
Other income (expense) was de minimis for each of the years ended December 31, 2021 and 2020.
Income taxes
For the year ended December 31, 2021, we recognized $16.0 million of expense for the income taxes primarily related to the license agreement with Sobi upon the Company’s election to opt out of the installment sale method of taxation. As a result of this election, the Company has prepaid all taxes related to future Sobi License revenue streams.
Net loss
Net loss for the year ended December 31, 2021 decreased to $25.7 million as compared to a net loss of $68.9 million in 2020 primarily due to increased revenue of $66.9 million under the license agreement with Sobi resulting from both the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program, partially offset by increased research and development expenses on preclinical programs.

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
From our inception through December 31, 2021, we have raised an aggregate of $637.5 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $36.7 million from borrowings under our credit facilities past and present, $202.4 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering, $149.3 million in combined net proceeds from private placements and follow-on offerings of our common stock, and, through December 31, 2021, $55.0 million in aggregate net proceeds from “at-the-market” offerings of our common stock.
As of December 31, 2021, our cash, cash equivalents, restricted cash, and marketable securities were $129.4 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
In addition to our existing cash equivalents, we receive research and development funding pursuant to our collaboration and license agreements. Currently, funding from payments under our collaboration and license agreements represent our only source of committed external funds.
Collaboration and License Agreements
In-licenses
In October 2021, we entered into the Ginkgo Agreement, and paid Ginkgo a $0.5 million one-time upfront payment and we entered into the Genovis Agreement, and paid Genovis a $4.0 million one-time upfront payment.
On September 7, 2021, we entered into the Cyrus Agreement, and purchased 2,326,934 shares of Cyrus’ Series B Preferred Stock, par value $0.0001 per share at a purchase price of $0.8595 per share for $2.0 million.
Out-licenses

On October 1, 2021, we entered into the Takeda Agreement. We received a $3.0 million upfront payment and are entitled to receive up to $1.124 billion in future additional payments over the course of the partnership that are contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages.
In June 2020, we entered into the Sobi License. Sobi paid us a one-time, upfront payment of $75 million, and upon the closing of the Sobi Private Placement, we received an additional $25 million from Sobi in consideration for Sobi’s purchase of our common stock at $4.6156 per share. We are eligible to receive $630 million in milestone payments upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Sobi has agreed to fund the Phase 3 clinical program of SEL-212, which commenced in September 2020. We expect this to substantially reduce our annual operating expenses. Additionally, in June 2020, we entered into the Sarepta Agreement. Sarepta paid us a $2.0 million upfront payment upon closing, and a $3.0 million for the achievement of certain pre-clinical milestones in June 2021.
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
Financings
In August 2017, we entered into a sales agreement, or the 2017 Sales Agreement, with Jefferies LLC, as sales agent, to sell shares of our common stock with an aggregate value of up to $50.0 million in an “at-the-market” offering. In August 2020, concurrent with the filing of a new shelf registration statement, we entered into a new sales agreement, or the 2020 Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in an “at-the-market” offering. The 2017 Sales Agreement terminated pursuant to its terms in August 2020. On October 8, 2021, we delivered notice to Jefferies LLC that we were terminating the 2020 Sales Agreement, with effect as of October 19, 2021.
On October 25, 2021, we entered into a Sales Agreement, or the 2021 Sales Agreement, with SVB Leerink LLC to sell shares of our common stock, from time to time, through an “at the market” equity offering program under which SVB Leerink will act as sales agent. The shares of common stock sold pursuant to the 2021 Sales Agreement will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-241692), filed on August 6, 2020 with the Securities and Exchange Commission and related prospectus supplement, filed on October 25, 2021 with the Securities and Exchange Commission, for aggregate gross sales proceeds of up to $75.0 million.
During the year ended December 31, 2021, we sold 13,767,511 shares of our common stock pursuant to the 2021 and 2020 Sales Agreements, as applicable, for aggregate net proceeds of $51.9 million, after deducting commissions and other transaction costs. During the year ended December 31, 2020, we sold 1,069,486 shares of our common stock pursuant to the 2020 and 2017 Sales Agreements, as applicable, for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
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
For a further description of the 2020 Term Loan, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report.
Future funding requirements
As of the date of this Annual Report, we have not generated any revenue from product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect that we will need substantial additional funding to support our continuing operations.
As of December 31, 2021, we had an accumulated deficit of $430.3 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
We are continually evaluating various potential sources of additional funding such as strategic collaborations, license agreements and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted, and other preferences may be necessary that adversely affect the rights of existing shareholders.
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of December 31, 2021 will enable us to fund our current planned operations into the third quarter of 2023, though we may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates.
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

Summary of Cash Flows

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash (used in) and provided by:
Operating activities	$(60,382)	$34,881	$(51,435)
Investing activities	(17,140)	(741)	229
Financing activities	52,897	14,431	105,041
Effect of exchange rate changes on cash	(3)	(58)	34
Net change in cash, cash equivalents, and restricted cash	$(24,628)	$48,513	$53,869

Operating activities
Net cash used in operating activities for the year ended December 31, 2021 was $60.4 million compared to $34.9 million provided in the same period in 2020. The decrease in net cash used in operating activities was primarily due to $12.2 million of net losses, adjusted for non-cash items, and uses of cash of approximately $48.2 million for changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities for the year ended December 31, 2021 was $17.1 million compared to net cash used in investing activities of $0.7 million in the same period in 2020. The net cash used in investing activities in 2021 was primarily to purchase marketable securities and to invest in Cyrus Biotechnology, offset by proceeds from the maturities of marketable securities. The net cash used in investing activities in 2020 was to purchase property and equipment.
Financing activities
Net cash provided by financing activities for the year ended December 31, 2021 was $52.9 million compared to net cash provided by financing activities of $14.4 million in the same period in 2020. The net cash provided by financing activities in 2021 was primarily the result of net proceeds from “at-the-market” offerings and from the exercise of stock options.
The net cash provided by financing activities in 2020 was the result of $10.3 million from the Sobi Private Placement, $24.7 million from the Term A Loan, $2.1 million net proceeds from sales of common stock in “at-the-market” offerings, and $1.0 million proceeds from warrant exercises, offset by $4.4 million of issuance costs paid for December 2019 financing and $19.3 million principal payment on outstanding debt.
Research and development contract obligations
Under our license agreement with MIT, milestone payments are due upon the occurrence of certain events and royalty payments commence upon our commercialization of a product. As of December 31, 2021, contractual obligations were $0.4 million. We have assumed license payments are fully offset by royalty payments in 2028.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results. While our significant accounting policies are more fully described in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements:
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Swedish Orphan Biovitrum, or Sobi, Asklepios Biopharmaceutical, Inc., or AskBio, Sarepta Therapeutics, Inc., or Sarepta, and Takeda Pharmaceuticals USA, Inc., or Takeda, (see Note 12) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
Collaboration and License Revenue: We currently generate revenue through collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. Collaboration and license agreements with customers are generally accounted for in accordance with ASC 606. We analyze collaboration arrangements by first assessing whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), and evaluate whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. Collaboration agreements with customers that are not within the scope of ASC 808 are accounted for in accordance with ASC 606. To the extent the collaboration agreement is within the scope of ASC 808, we also assess whether any aspects of the agreement are within the scope of other accounting literature (specifically ASC 606). If we conclude that some or all aspects of the agreement are distinct and represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC 606. We recognize the shared costs incurred that are not within the scope of other accounting literature as a component of the related expense in the period incurred by analogy to ASC Topic 730, Research and Development (ASC 730), and record reimbursements from counterparties as an offset to the related costs. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreements in accordance with ASC 606, we perform the five steps above. As part of the accounting for the arrangement, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success. The assumptions used to determine the stand-alone selling price and our satisfaction of performance obligations have a material effect on our collaboration and license revenue and may prove to be wrong.
The terms of our arrangements typically include one or more of the following: (i) upfront fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost-sharing of research and development (R&D) expenses; and (v) profit/loss sharing arising from co-promotion arrangements.
Licenses of Intellectual Property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If not distinct, the license is combined with other performance obligations in the contract. For licenses that are combined with other performance obligations, we assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Optional licenses are evaluated to determine if they are issued at a discount, and therefore, represent material rights and should be accounted for as separate performance obligations.
Milestone Payments: At the inception of each arrangement that includes developmental and regulatory milestone payments, we evaluate whether the achievement of each milestone specifically relates to our efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of our efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service. If the milestone payment is not specifically related to our efforts to satisfy a performance obligation or transfer a distinct good or service, the amount is allocated to all performance obligations using the relative standalone selling price method. We also evaluate the milestone to determine whether they are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated, otherwise, such amounts are constrained and excluded from the transaction price. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the transaction price. Any such adjustments to the transaction price are allocated to the performance obligations on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation shall be recognized as revenue, or as a reduction of revenue, in the period in which the transaction price changes.
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
Clinical Trial Costs
Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these costs to third parties. Third party clinical trial expenses include patient costs, clinical research organization costs and costs for data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued clinical trial cost. These third party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. We also record accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by us materially affecting our results of operations. The historical clinical accrual estimates made by us have not been materially different from the actual costs.
Warrant Liabilities
In December 2019, we issued common warrants in connection with a securities purchase agreement between us and a group of institutional investors and certain members of our board of directors. Pursuant to the terms of these common warrants, we could be required to settle the common warrants in cash in the event of certain acquisitions of us and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. We recorded the fair value of the common warrants of $40.7 million upon issuance using the Black-Scholes valuation model, and are required to revalue the common warrants at each reporting date with any changes in fair value recorded on our statement of operations. Inputs used to determine estimated fair value of the common warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The estimates used to determine the fair value of these common warrants represent our best estimates, but may prove to be wrong. Therefore, the change in fair value of warrant liabilities could be materially different in the future.
Stock-Based Compensation

We account for all stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation is measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of estimated forfeitures. To the extent that actual forfeitures differ from our estimates, the differences are recorded as a cumulative adjustment in the period the estimates were adjusted. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that ultimately vest.
The assumptions used in determining the fair value of stock-based awards represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different in the future.
Smaller Reporting Company
We qualify as a “smaller reporting company” under the rules of the Securities Act and the Exchange Act. As a result, we may choose to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. We will remain a smaller reporting company until the last day of the fiscal year in which the aggregate market value of our common stock held by non-affiliated persons and entities, or our public float, is more than $700 million as of the last business day of our most recently completed second fiscal quarter, or the last day of the fiscal year in which we have at least $100 million in revenue and at least $250 million in public float as of the last business day of our most recently completed second fiscal quarter.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021 and 2020, we had cash, cash equivalents, restricted cash and marketable securities of $129.4 million and $140.1 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current plan to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements together with the report of our independent registered public company accounting firm, required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those consolidated financial statements is found in Item 15.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Inherent Limitations of Internal Controls
While we believe we have a robust and efficient system of internal and disclosure controls and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, recognize that it is impossible for our disclosure controls and procedures or our internal controls to prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established for “smaller reporting companies.”
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
See the “Index to Consolidated Financial Statements” on page F-1 below for the list of financial statements filed as part of this report.
(a)(2) Financial Statement Schedules
All financial schedules have been omitted because the required information is either presented in the consolidated financial statements filed as part of this Annual Report on Form 10-K or the notes thereto or is not required.
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	9/30/2021
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-211555	4.2	5/24/2016
4.2	Form of Warrant to Purchase Shares of Series D Preferred Stock, dated August 9, 2013 or July 25, 2014, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.5	5/24/2016
4.3	Form of Warrant to Purchase Shares of Series E Preferred Stock, dated December 31, 2015, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.6	5/24/2016
4.4	Common Stock Purchase Warrant, dated June 27, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	4.1	6/28/2017
4.5	Registration Rights Agreement, dated December 23, 2019, by and among the Registrant and the Investors named therein	8-K	001-37798	10.2	12/26/2019
4.6	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	4.1	8/6/2020
4.7	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ), as amended on November 4, 2020	10-Q	001-37798	4.2	11/5/2020
4.8	Form of Common Stock Purchase Warrant, dated December 23, 2019	8-K	001-37798	4.1	12/26/2019
4.9	Form of Warrant to Purchase Stock, dated August 31, 2020, issued by Selecta Biosciences, Inc. to Oxford Finance LLC and Silicon Valley Bank, together with a schedule of warrants.	8-K	001-37798	4.1	9/3/2020

4.10	Description of Securities	—	—	—	Filed herewith
10.1#	2016 Incentive Award Plan and form of award agreements thereunder	S-1/A	333-211555	10.2	6/8/2016
10.2#	2016 Employee Stock Purchase Plan	S-1/A	333-211555	10.3	6/8/2016
10.3#	2018 Employment Inducement Incentive Award Plan, amended and restated, and forms agreement thereunder	S-8	333-230501	10.1	3/25/2019
10.4#	2008 Stock Incentive Plan and form of award agreements thereunder	S-1/A	333-211555	10.1	6/20/2016
10.5#	Non-Employee Director Compensation Program	10-Q	001-37798	10.2	11/10/2021
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1	333-211555	10.5	5/24/2016
10.7(a)†	Exclusive Patent License Agreement, dated as of November 25, 2008, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(a)	5/24/2016
10.7(b)†	First Amendment to Exclusive Patent License Agreement, dated as of January 12, 2010, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(b)	5/24/2016
10.7(c)†	Letter Agreement, dated as of November 27, 2012, by and among the Registrant, Massachusetts Institute of Technology and Sanofi	S-1	333-211555	10.7(c)	5/24/2016
10.7(d)†	Letter Amendment, dated as of November 27, 2012, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(d)	5/24/2016
10.7(e)†	Second Amendment to Exclusive Patent License Agreement, dated as of August 29, 2013, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(e)	5/24/2016
10.7(f)†
Third Amendment to Exclusive Patent License Agreement, entered into on November 21, 2016 and effective as of November 18, 2016, by and between the Massachusetts Institute of Technology and the Registrant
		8-K/A	001-37798	10.3(a)	12/14/2016
10.7(g)†	Letter Agreement, dated as of December 2, 2016, by and between the Massachusetts Institute of Technology and the Registrant	8-K/A	001-37798	10.3(b)	12/14/2016
10.7(h)†	Letter Agreement, dated as of December 2, 2016, by and among Spark Therapeutics, Inc., the Massachusetts Institute of Technology and the Registrant	8-K/A	001-37798	10.3(c)	12/14/2016
10.7(i)†	Fourth Amendment to Exclusive Patent License Agreement, entered into on December 13, 2019, by and between the Massachusetts Institute of Technology and the Registrant	10-K	001-37798	10.7(i)	3/12/2020
10.7(j)†	Fifth Amendment to Exclusive Patent License Agreement, dated as of May 15, 2020, by and between the Registrant and the Massachusetts Institute of Technology	10-Q	001-37798	10.1	8/6/2020
10.8†	Amended and Restated License Agreement, dated as of May 31, 2017, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	10-Q	001-37798	10.6	8/11/2017
10.9†	Manufacturing Services Agreement, dated as of August 1, 2014, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	S-1	333-211555	10.10	5/24/2016

10.10	Lease Agreement by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated July 23, 2019	10-Q	001-37798	10.3	11/8/2019
10.11#	Employment Agreement, dated as of September 25, 2018, by and between the Registrant and Carsten Brunn, Ph.D.	8-K	001-37798	10.2	9/27/2018
10.12#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Takashi Kei Kishimoto	S-1/A	333-211555	10.18	6/8/2016
10.13#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Lloyd Johnston, Ph.D.	S-1/A	333-211555	10.21	6/8/2016
10.14#	Employment Agreement, dated as of July 31, 2020, by and between the Registrant and Peter G. Traber, M.D	10-Q	001-37798	10.1	11/5/2020
10.15#	Employment Agreement, dated September 3, 2021, by and between Selecta Biosciences, Inc. and Kevin Tan	10-Q	001-37798	10.1	11/10/2021
10.16†	Stock Purchase Agreement, dated as of December 2, 2016, by and between Spark Therapeutics, Inc. and the Registrant	8-K/A	001-37798	10.2	12/14/2016
10.17†	Feasibility Study and License Agreement by and between Asklepios BioPharmaceutical, Inc. and Selecta Biosciences, Inc. dated August 6, 2019	10-Q	001-37798	10.2	11/8/2019
10.18†	License and Development Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	10.2	8/6/2020
10.19	Securities Purchase Agreement, dated June 26, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	10.2	6/28/2017
10.20	Stock Purchase Agreement, dated August 19, 2019, by and among the Registrant and the Investors named therein	8-K	001-37798	10.1	8/20/2019
10.21(a)	Loan and Security Agreement, dated August 31, 2020, between Selecta Biosciences, Inc., Oxford Finance LLC, as Collateral Agent and as a lender, and Silicon Valley Bank, as a lender.	8-K	001-37798	10.1.1	9/3/2020
10.21(b)	First Amendment to Loan and Security Agreement, dated September 7, 2021, by and among Selecta Biosciences, Inc., Oxford Finance LLC, and Silicon Valley Bank	10-Q	001-37798	10.3	11/9/2021
21.1	Subsidiaries of Selecta Biosciences, Inc.	S-1	333-211555	21.1	5/24/2016
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

SELECTA BIOSCIENCES, INC.

Date: March 10, 2022	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carsten Brunn, Ph.D.	President and Chief Executive Officer, and Director	March 10, 2022
Carsten Brunn, Ph.D.	(Principal Executive Officer)

/s/ Kevin Tan	Chief Financial Officer	March 10, 2022
Kevin Tan	(Principal Financial and Accounting Officer)

/s/ Carrie S. Cox	Director	March 10, 2022
Carrie S. Cox

/s/ Göran A. Ando, M.D.	Director	March 10, 2022
Göran A. Ando, M.D.

/s/ Timothy C. Barabe	Director	March 10, 2022
Timothy C. Barabe

/s/ Nishan de Silva, M.D.	Director	March 10, 2022
Nishan de Silva, M.D.

/s/ Scott D. Myers	Director	March 10, 2022
Scott D. Myers

/s/ Aymeric Sallin	Director	March 10, 2022
Aymeric Sallin

/s/ Timothy Springer, Ph.D.	Director	March 10, 2022
Timothy Springer, Ph.D.

/s/ Patrick Zenner	Director	March 10, 2022
Patrick Zenner

Selecta Biosciences, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Selecta Biosciences, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Selecta Biosciences, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition for License and Development Agreement with Swedish Orphan Biovitrum (“Sobi License Agreement”)
Description of the Matter
As discussed in Note 12 to the consolidated financial statements, the Company recognized $83.5 million in revenue under the Sobi License Agreement during the year ended December 31, 2021. The Company recognizes revenue for the Combined License Obligation using the output method, based on the proportion of cumulative supply shipped for use in the clinical trials to the Company’s estimate of the total supply required during the clinical trial period.

Auditing management’s calculation of revenue recognized for the Combined License Obligation under the output method is especially challenging because the assessment of the proportion of cumulative supply shipped required a high degree of audit judgment due to the subjectivity in estimating the remaining supply necessary to satisfy the Combined License Obligation.

How We Addressed the Matter in Our Audit
To audit the Company’s revenue recognition for the Combined License Obligation, we performed audit procedures that included, among others, testing the reasonableness of the Company’s estimate of the total supply required during the clinical trial period as well as testing the accuracy and completeness of the underlying data used in those estimates. We corroborated management estimates and judgments by reviewing the clinical plans and evaluating the accuracy of the prior period estimates and judgments. We also discussed the estimate of the total supply required during the clinical trial period with the Company’s research and development personnel that oversee the activity related to the Sobi License Agreement. Additionally, we performed an independent sensitivity analysis to evaluate the impact on revenues of changes in management’s estimate of remaining supply required to satisfy the Combined License Obligation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Boston, Massachusetts
March 10, 2022

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$114,057	$138,685
Marketable securities	13,998	—
Accounts receivable	9,914	7,224
Prepaid expenses and other current assets	6,474	5,434
Total current assets	144,443	151,343
Non-current assets:
Property and equipment, net	2,142	1,395
Right-of-use asset, net	9,829	10,948
Long-term restricted cash	1,379	1,379
Investments	2,000	—
Other assets	90	370
Total assets	$159,883	$165,435
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$224	$443
Accrued expenses	10,533	8,146
Loan payable	5,961	—
Lease liability	1,049	908
Income taxes payable	601	—
Deferred revenue	53,883	72,050
Total current liabilities	72,251	81,547
Non-current liabilities:
Loan payable, net of current portion	19,673	24,793
Lease liability, net of current portion	8,598	9,647
Deferred revenue	11,417	38,746
Warrant liabilities	25,423	28,708
Total liabilities	137,362	183,441
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 123,622,965 and 108,071,249 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	12	11
Additional paid-in capital	457,391	391,175
Accumulated deficit	(430,316)	(404,629)
Accumulated other comprehensive loss	(4,566)	(4,563)
Total stockholders’ equity (deficit)	22,521	(18,006)
Total liabilities and stockholders’ equity (deficit)	$159,883	$165,435

The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Collaboration and license revenue	$85,077	$16,597	$6,677
Operating expenses:
Research and development	68,736	54,505	42,743
General and administrative	20,938	18,913	16,389
Total operating expenses	89,674	73,418	59,132
Operating loss	(4,597)	(56,821)	(52,455)
Investment income	44	260	834
Loss on extinguishment of debt	—	(461)	—
Foreign currency transaction gain (loss), net	—	56	(47)
Interest expense	(2,844)	(1,556)	(1,519)
Change in fair value of warrant liabilities	(2,339)	(10,443)	(857)
Other income (expense), net	15	89	(1,306)
Loss before income taxes	(9,721)	(68,876)	(55,350)
Income tax expense	(15,966)	—	—
Net loss	(25,687)	(68,876)	(55,350)

Other comprehensive income (loss):
Foreign currency translation adjustment	(2)	(40)	34
Unrealized loss on marketable securities	(1)	—	—
Total comprehensive loss	$(25,690)	$(68,916)	$(55,316)

Net loss per share:
Basic and diluted	$(0.22)	$(0.68)	$(1.22)
Weighted average common shares outstanding:
Basic and diluted	114,328,798	101,202,176	45,548,511

The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid-in	Accumulated	comprehensive	Equity
	Shares	Amount	capital	deficit	loss	(Deficit)
Balance at December 31, 2018	22,471,776	$3	$279,539	$(280,403)	$(4,557)	$(5,418)
Issuance of common stock under Employee Stock Purchase Plan	17,205	—	28	—	—	28
Issuance of common stock upon exercise of options	125,600	—	150	—	—	150
Issuance of vested restricted stock units	93,750	—	—	—	—	—
Issuance of common stock, net	22,188,706	2	30,940	—	—	30,942
Issuance of common stock through at-the-market offering, net	615,453	—	1,006	—	—	1,006
Issuance of common stock through private placement	3,178,174	—	5,715	—	—	5,715
Issuance of common stock, pre-funded warrants and warrants through private placement	37,634,883	4	26,125	—	—	26,129
Stock-based compensation expense	—	—	5,161	—	—	5,161
Currency translation adjustment	—	—	—	—	34	34
Net loss	—	—	—	(55,350)	—	(55,350)
Balance at December 31, 2019	86,325,547	$9	$348,664	$(335,753)	$(4,523)	$8,397
Issuance of common stock under Employee Stock Purchase Plan	110,212	—	184	—	—	184
Issuance of common stock upon exercise of options	76,128	—	193	—	—	193
Issuance of vested restricted stock units	93,750	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	1,069,486	—	2,108	—	—	2,108
Issuance of common stock through private placement	5,416,390	—	10,268	—	—	10,268
Issuance of common stock upon exercise of pre-funded warrants	8,342,128	1	—	—	—	1
Issuance of common stock upon exercise of warrants	6,637,608	1	24,262	—	—	24,263
Other financing fees	—	—	(370)	—	—	(370)
Issuance of common warrants with long-term debt, net	—	—	444	—	—	444
Stock-based compensation expense	—	—	5,422	—	—	5,422
Currency translation adjustment	—	—	—	—	(40)	(40)
Net loss	—	—	—	(68,876)	—	(68,876)
Balance at December 31, 2020	108,071,249	$11	$391,175	$(404,629)	$(4,563)	$(18,006)
Issuance of common stock under Employee Stock Purchase Plan	58,794	—	161	—	—	161
Issuance of common stock upon exercise of options	447,492	—	778	—	—	778
Issuance of vested restricted stock units	201,250	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	13,767,511	1	51,933	—	—	51,934
Issuance of common stock upon exercise of warrants	1,076,669	—	5,624	—	—	5,624
Stock-based compensation expense	—	—	7,720	—	—	7,720
Currency translation adjustment	—	—	—	—	(2)	(2)
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(25,687)	—	(25,687)
Balance at December 31, 2021	123,622,965	$12	$457,391	$(430,316)	$(4,566)	$22,521
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities	(Amounts in thousands)
Net loss	$(25,687)	$(68,876)	$(55,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,252	734	726
Amortization of premiums and discounts on marketable securities	57	—	(154)
Non-cash lease expense	1,119	1,127	1,301
Loss on disposal of property and equipment	—	(52)	104
Stock-based compensation expense	7,720	5,422	5,161
Non-cash interest expense	1,012	620	402
Warrant liabilities revaluation	2,339	10,443	857
Loss on extinguishment of debt	—	461	—
Net realized losses on marketable securities	—	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(2,690)	(2,224)	(5,000)
Prepaid expenses, deposits and other assets	(1,451)	(4,418)	3,179
Accounts payable	(219)	(57)	(600)
Income taxes payable	601	—	—
Deferred revenue	(45,496)	94,462	337
Accrued expenses and other liabilities	1,061	(2,761)	(2,397)
Net cash (used in) provided by operating activities	(60,382)	34,881	(51,435)
Cash flows from investing activities
Proceeds from maturities of marketable securities	16,400	—	16,350
Payment made for investments	(2,000)	—	—
Purchases of marketable securities	(30,455)	—	(18,188)
Sales of marketable securities	—	—	1,992
Purchases of property and equipment	(1,085)	(815)	(47)
Proceeds from the sale of property and equipment	—	74	122
Net cash used in investing activities	(17,140)	(741)	229
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of expenses	—	24,736	—
Repayments of principal on outstanding debt	—	(19,313)	(2,800)
Net proceeds from issuance of common stock	—	—	30,942
Net proceeds from issuance of common stock- at-the-market offering	51,958	2,108	1,006
Net proceeds from issuance of common stock- private placement	—	10,268	5,715
Issuance costs paid for December 2019 financing	—	(4,381)	—
Other financing fees	—	(343)	—
Proceeds from exercise of pre-funded and common warrants	—	979	70,000
Proceeds from exercise of stock options	778	193	150
Proceeds from issuance of common stock under Employee Stock Purchase Plan	161	184	28
Net cash provided by financing activities	52,897	14,431	105,041
Effect of exchange rate changes on cash	(3)	(58)	34
Net change in cash, cash equivalents, and restricted cash	(24,628)	48,513	53,869
Cash, cash equivalents, and restricted cash at beginning of period	140,064	91,551	37,682
Cash, cash equivalents, and restricted cash at end of period	$115,436	$140,064	$91,551
Supplement cash flow information
Cash paid for interest	$2,002	$1,018	$1,223
Noncash investing and financing activities
Cashless warrant exercise	$5,624	$21,790	$—
Reclassification of warrant liability to equity upon exercise of warrants	$—	$1,494	$—
Fair value of warrants issued in connection with issuance of long-term debt	$—	$444	$—
Purchase of property and equipment not yet paid	$224	$4	$—
Equity offering costs in accrued liabilities	$24	$27	$4,381
Unrealized loss on marketable securities	$(1)	$—	$—
Debt issuance costs in accrued liabilities	$—	$2	$—
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
Selecta Biosciences, Inc., or the Company, was incorporated in Delaware on December 10, 2007, and is based in Watertown, Massachusetts. The Company is a clinical-stage biopharmaceutical company. The Company’s ImmTOR® platform encapsulates rapamycin, also known as sirolimus, an FDA approved immunomodulator, in biodegradable nanoparticles ImmTOR is designed to induce antigen-specific immune tolerance. The Company believes, by combining ImmTOR with antigens of interest, the Company’s precision immune tolerance platform has the potential to restore self-tolerance to auto-antigens in autoimmune diseases, amplify the efficacy of biologics (including gene therapies) and mitigate the formation of anti-drug antibodies, or ADAs, against biologic drugs.
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
To date, the Company has financed its operations primarily through the initial public offering of its common stock, private placements of its common stock, issuances of common and preferred stock, debt, research grants, research collaborations and licenses. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. To date, the Company’s revenue has primarily been from collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to developing its ImmTOR platform, identifying potential product candidates and conducting preclinical studies and clinical trials. The Company is in the early stages of development of its product candidates, and it has not completed development of any ImmTOR-enabled therapies.
As of December 31, 2021, the Company’s cash, cash equivalents, restricted cash and marketable securities were $129.4 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents, restricted cash and marketable securities as of December 31, 2021 will enable it to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates. As of December 31, 2021, the Company had an accumulated deficit of $430.3 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.
At this time, any impact of COVID-19 on the Company’s business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of new virus variants, travel restrictions and social distancing in the United States and other countries, business closures or disruptions, supply chain disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Selecta (RUS), LLC, or Selecta (RUS), a Russian limited liability corporation, and Selecta Biosciences Security Corporation, a Massachusetts securities corporation. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers many factors in selecting appropriate financial accounting policies and controls, and bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: revenue recognition, and estimating accrued research and development expenses. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
Segment Information
The Company views its operations and manages its business in one operating segment, the research and development of nanoparticle immunomodulatory drugs for the treatment and prevention of human diseases.
Cash Equivalents, Restricted Cash, Marketable Securities and Investments
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Marketable securities consist of securities with remaining maturities greater than 90 days when purchased. The Company classifies these marketable securities as available-for-sale and records them at fair value in the accompanying consolidated balance sheets. Marketable securities with less than one year until maturity are classified as short term, while marketable securities with maturities greater than one year are classified as long term. Unrealized gains or losses are included in accumulated other comprehensive income (loss). Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses.
We also invest in equity securities of companies whose securities are not publicly traded and where fair value is not readily available. These investments are recorded using cost minus impairment adjusted for changes in observable prices, depending on our ownership percentage and other factors that suggest we have significant influence. We monitor these investments to evaluate whether any increase or decline in their value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions. These investments are included in investments and other assets in our consolidated balance sheets.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term deposits and marketable securities, investments, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits.

Management believes that the financial institutions that hold the Company’s deposits are financially creditworthy and, accordingly, minimal risk exists with respect to those balances. The Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of December 31, 2021, the Company maintained approximately $0.3 million in Russian bank accounts, all of which was held in U.S. dollars.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, restricted cash, accounts payable, loans payable, marketable securities, investments and common warrants. The carrying amounts of cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities.
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
To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of warrant liabilities is determined using Level 3 inputs.
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
The carrying amounts reflected in our consolidated balance sheet for investments approximate fair value, and are assessed for impairment quarterly.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available, which is at the entity level (“asset group”). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Based on management’s evaluation, the fair value of the asset group, measured as the market capitalization of the Company exceeds its carrying value.
Debt Issuance Costs
Debt issuance costs and fees paid to lenders are classified as a debt discount and are recorded as a direct deduction from the face amount of the related debt. Debt issuance costs are amortized over the term of the related debt using the effective interest method and recorded as interest expense.

Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in the equity of a business entity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) consists of: (i) all components of net loss and (ii) all components of comprehensive loss other than net loss, referred to as other comprehensive loss. Other comprehensive loss is comprised of unrealized gains and losses on debt securities and foreign currency translation adjustments.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Swedish Orphan Biovitrum, or Sobi, Asklepios Biopharmaceutical, Inc., or AskBio, Sarepta Therapeutics, Inc., or Sarepta, and Takeda Pharmaceuticals USA, Inc., or Takeda, (see Note 12) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
Collaboration and License Revenue: The Company currently generates its revenue through collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. Collaboration and license agreements with customers are generally accounted for in accordance with ASC 606. The Company analyzes collaboration arrangements by first assessing whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), and evaluates whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. Collaboration agreements with customers that are not within the scope of ASC 808 are accounted for in accordance with ASC 606. To the extent the collaboration agreement is within the scope of ASC 808, the Company also assesses whether any aspects of the agreement are within the scope of other accounting literature (specifically ASC 606). If the Company concludes that some or all aspects of the agreement are distinct and represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606. The Company recognizes the shared costs incurred that are not within the scope of other accounting literature as a component of the related expense in the period incurred by analogy to ASC Topic 730, Research and Development (ASC 730), and records reimbursements from counterparties as an offset to the related costs. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements in accordance with ASC 606, the Company performs the five steps above. As part of the accounting for the arrangement, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.
The terms of the Company’s arrangements typically include one or more of the following: (i) upfront fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost-sharing of research and development (R&D) expenses; and (v) profit/loss sharing arising from co-promotion arrangements.
Licenses of Intellectual Property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If not distinct, the license is combined with other performance obligations in the contract. For licenses that are combined with other performance obligations, the Company assesses the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Optional licenses are evaluated to determine if they are issued at a discount, and therefore, represent material rights and accounted for as separate performance obligations.
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
In June 2020, the Company and Sobi entered into a license and development agreement, or the Sobi License. Pursuant to the Sobi License, clinical trial costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, will be reimbursed by Sobi. These costs, when reimbursed, will be recognized as revenue consistent with the revenue recognition methodology disclosed in Note 12. The reimbursable costs exclude any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212.

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
Net Loss Per Share
The Company calculates basic net loss per share by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, restricted stock units, warrants to purchase common stock, and employee stock purchase plan stock using the treasury stock method. Given that the Company recorded a net loss for each of the periods presented, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.
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
Leases
The Company accounts for its leases in accordance with ASC Topic 842, Leases (ASC 842), and determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company elected not to recognize leases with an original term less than one year on its balance sheet. Operating lease right-of-

use (ROU) assets and their corresponding lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.
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
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This new standard will be effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is assessing the impact this standard will have on its consolidated financial statements and disclosures.
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

3. Marketable Securities and Investments
The following table summarizes the marketable securities held as of December 31, 2021 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2021
Corporate bonds	$2,007	$—	$(1)	$2,006
Commercial paper	11,992	—	—	11,992
Total	$13,999	$—	$(1)	$13,998
All marketable securities held at December 31, 2021 had maturities of less than 12 months when purchased and are classified as short-term marketable securities on the accompanying consolidated balance sheet. During the year ended December 31, 2021, there were no marketable securities adjusted for other than temporary declines in fair value. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. As of December 31, 2021, the Company has a $2.0 million investment in Cyrus pursuant to the Cyrus Agreement. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. See Note 14 for details.
As of December 31, 2020, the Company held no marketable securities or investments.

4. Net Loss Per Share
The Company has reported a net loss for the years ended December 31, 2021, 2020 and 2019. The Company used the treasury stock method to determine the number of dilutive shares. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per-share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(25,687)	$(68,876)	$(55,350)
Denominator:
Weighted-average common shares outstanding - basic and diluted	114,328,798	101,202,176	45,548,511
Net loss per share:
Basic and diluted	$(0.22)	$(0.68)	$(1.22)

The following table represents the potential dilutive common shares excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Options, RSUs and ESPP shares	11,492,002	7,909,583	7,002,527
Warrants to purchase common stock	10,735,980	12,378,016	23,084,120
Total	22,227,982	20,287,599	30,086,647

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$66,563	$66,563	$—	$—
Marketable securities:
Corporate bonds	2,006	—	2,006	—
Commercial paper	11,992	—	11,992	—
Total assets	$80,561	$66,563	$13,998	$—

Liabilities:
Warrant liabilities	$25,423	$—	$—	$25,423
Total liabilities	$25,423	$—	$—	$25,423

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$80,576	$80,576	$—	$—
Total assets	$80,576	$80,576	$—	$—

Liabilities:
Warrant liabilities	$28,708	$—	$—	$28,708
Total liabilities	$28,708	$—	$—	$28,708

There were no transfers within the fair value hierarchy during the years ended December 31, 2021 or 2020.

Cash, Cash Equivalents, and Restricted Cash
As of December 31, 2021 and 2020, the money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of December 31, 2021, the Company had restricted cash balances relating to a secured letter of credit in connection with its lease for the Company’s headquarters (see Note 8 included elsewhere in this Annual Report). The Company’s consolidated statement of cash flows includes the following as of December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$114,057	$138,685	$89,893
Short-term restricted cash	—	—	279
Long-term restricted cash	1,379	1,379	1,379
Total cash, cash equivalents, and restricted cash	$115,436	$140,064	$91,551

Marketable Securities
As of December 31, 2021, marketable securities classified as Level 2 within the valuation hierarchy consist of corporate bonds and commercial paper. Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. The Company estimates the fair value of these marketable securities by taking into consideration valuations that include market pricing based on real-time trade data for the same or similar securities, and other observable inputs. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts.
Loans Payable
At December 31, 2021, in light of the recent issuance of the Term A Loan under the 2020 Term Loan, the Company believes the carrying value approximates the fair value of the loan.

Common Warrants
In December 2019, the Company issued common warrants in connection with a private placement of common shares. Pursuant to the terms of the common warrants, the Company could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. The Company recorded the fair value of the common warrants upon issuance using the Black-Scholes valuation model and is required to revalue the common warrants at each reporting date with any changes in fair value recorded in the statement of operations and comprehensive loss. The valuation of the common warrants is considered Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable including the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The changes in the fair values of the Level 3 warrant liability are reflected in the statement of operations and comprehensive loss for the years ended December 31, 2021, 2020 and 2019.
The estimated fair value of warrants is determined using the following inputs to the Black-Scholes simulation valuation:
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
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrant liability is as follows:

	December 31,
	2021	2020
Risk-free interest rate	0.97%	0.36%
Dividend yield	—	—
Expected life (in years)	2.98	3.98
Expected volatility	96.10%	98.63%
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10), for the year ended December 31, 2021 (in thousands):

Warrant liabilities
Fair value as of December 31, 2020	$28,708
Exercises	(5,624)
Change in fair value	2,339
Fair value as of December 31, 2021	$25,423

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$5,134	$4,427
Computer equipment and software	731	532
Leasehold improvements	45	38
Furniture and fixtures	332	327
Office equipment	163	163
Construction in process	534	163
Total property and equipment	6,939	5,650
Less accumulated depreciation	(4,797)	(4,255)
Property and equipment, net	$2,142	$1,395

Depreciation expense was $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2021, 2020 and
2019, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Payroll and employee related expenses	$3,179	$3,049
Collaboration and licensing	—	1,350
Accrued patent fees	309	534
Accrued external research and development costs	4,339	2,029
Accrued professional and consulting services	815	798
Accrued interest	170	170
Other	1,721	216
Accrued expenses	$10,533	$8,146
Other accrued expenses as of December 31, 2021 include a $0.9 million estimated liability for plaintiff’s litigation relating to the two lawsuits described further within Note 17.

8. Leases
65 Grove Street Lease
In July 2019, the Company entered into a lease for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts, or the Headquarters Lease. As part of the Headquarters Lease, the Company incurred $0.8 million in non-reimbursable construction costs. The lease began in March 2020, when the Company took control of the office space, and the lease term is 8 years. The discount rate of 8.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term, including any reasonably certain renewal periods. In connection with the Headquarters Lease, the Company secured a letter of credit from Silicon Valley Bank, or SVB, for $1.4 million, recognized as long-term restricted cash, as of December 31, 2021 and 2020, respectively, which automatically renews each year.
Moscow, Russia Lease
The Company has a month-to-month facility agreement for its Moscow, Russia office. Rent expense is recognized as incurred.
Rent expense for the years ended December 31, 2021, 2020 and 2019 was $2.9 million, $2.7 million, and $2.1 million, respectively.

For the years ended December 31, 2021, 2020 and 2019, the components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	2,023	2,096	1,365
Variable lease cost	834	624	828
Short-term lease cost	10	10	16
Total lease cost	$2,867	$2,730	$2,209
The maturity of the Company’s operating lease liabilities as of December 31, 2021 were as follows (in thousands):

December 31,
2021
2022	1,866
2023	1,922
2024	1,980
2025	2,039
2026	2,101
Thereafter	2,844
Total future minimum lease payments	12,752
Less imputed interest	3,105
Total operating lease liabilities	$9,647

The supplemental disclosure for the statement of cash flows related to operating leases were as follows (in thousands):

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$1,812	$2,523

Other than the initial recording of the right-of-use asset and lease liability for the Headquarters Lease in 2020, which was non-cash, the changes in the Company’s right-of-use asset and lease liability for the years ended December 31, 2021 and 2020 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	December 31,
	2021	2020
Weighted-average remaining lease term	6.4 years	7.4 years
Weighted-average discount rate	8.9%	8.9%

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
Payoff
On the Funding Date, the Company entered into a payoff letter with SVB, pursuant to which the Company utilized $13.7 million of the 2020 Term Loan to pay off all outstanding obligations under the previous term loan, consisting of the principal payment, final prepayment and accrued interest. During the year ended December 31, 2020, the Company recognized a loss on extinguishment of debt in the amount of $0.5 million determined as the difference between the reacquisition price and carrying value at August 31, 2020.
As of December 31, 2021 and 2020, the outstanding principal balance under the 2020 Term Loan was $25.0 million.
Total 2020 Term Loan and unamortized debt discount balances as of December 31, 2021 are as follows (in thousands):

Face value	$25,000
Venture debt termination fee	2,250
Less: Debt discount	(1,616)
Less: Current portion of loan payable	(5,961)
Loan payable, net of current portion	$19,673

Future minimum principal payments on the 2020 Term Loan as of December 31, 2021 are as follows (in thousands):

Year ended:
2022	$5,488
2023	7,317
2024	7,317
2025	4,878
Total minimum principal payments	$25,000
During the years ended December 31, 2021, 2020 and 2019, the Company recognized $2.8 million, $1.6 million and $1.5 million respectively of interest expense related to the 2020 and 2017 Term Loans.

10. Equity
Equity Financings
“At-the-Market” Offerings
2017 Sales Agreement and August 2020 Shelf Registration Statement
In August 2017, the Company entered into a sales agreement, or the 2017 Sales Agreement, with Jefferies LLC, as sales agent, to sell shares of its common stock with an aggregate value of up to $50.0 million in an “at the market offering.” On August 6, 2020, concurrent with the filing of the updated shelf registration statement, the Company entered into a sales agreement, or the 2020 Sales Agreement with Jefferies LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in an “at the market offering.” The 2017 Sales Agreement terminated pursuant to its terms in August 2020. On August 6, 2020, the Company filed an updated universal shelf registration statement on Form S-3 (Reg. No. 333-241692) with the SEC to sell an aggregate amount of up to $200.0 million of certain of its securities. The shelf registration statement was declared effective by the SEC on August 14, 2020. On October 8, 2021, the Company delivered notice to Jefferies LLC that the Company was terminating the 2020 Sales Agreement, with effect as of October 19, 2021.
2021 Sales Agreement
On October 25, 2021, the Company entered into a Sales Agreement, or the 2021 Sales Agreement, with SVB Leerink LLC to sell shares of the Company’s common stock, from time to time, through an “at the market” equity offering program under which SVB Leerink will act as sales agent. The shares of common stock sold pursuant to the 2021 Sales Agreement will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-241692), filed on August 6, 2020 with the Securities and Exchange Commission and related prospectus supplement, filed on October 25, 2021 with the SEC, for aggregate gross sales proceeds of up to $75.0 million.
During the year ended December 31, 2021, the Company sold 13,767,511 shares of its common stock pursuant to the 2021 and 2020 Sales Agreement for aggregate net proceeds of $51.9 million, after deducting commissions and other transaction costs. During the year ended December 31, 2020, the Company sold 1,069,486 shares of its common stock pursuant to the 2020 and 2017 Sales Agreements for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
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
The Company recorded the fair value of the common warrants of $40.7 million upon issuance using the Black-Scholes valuation model. Issuance costs were allocated between the equity component with an offset to additional paid-in capital and the liability component recorded as expense on a relative fair value basis. Total net proceeds from the equity offering was $65.6 million, after deducting transaction costs and commissions of $4.4 million.
The common warrants were revalued as of December 31, 2021 at $25.4 million. During the years ended December 31, 2021, 2020 and 2019, the Company recorded a decrease in the fair value of the warrants of $2.3 million, $10.4 million, and $0.9 million, respectively, in the consolidated statements of operations and comprehensive loss.
June 2017 Financing
In June 2017, the Company entered into a securities purchase agreement, or the Institutional Purchase Agreement with a select group of institutional investors, or the Institutional Investors and a securities purchase agreement with Timothy A. Springer, Ph.D., a member of the board of directors, or the Springer Purchase Agreement, for a private placement of the Company’s securities, or the 2017 PIPE. Pursuant to the Institutional Purchase Agreement, the Company sold an aggregate of 2,750,000 shares of its common stock at a purchase price equal to $16.00 per share. Pursuant to the Springer Purchase Agreement, the Company sold to Dr. Springer an aggregate of 338,791 shares of common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Stock Market on June 23, 2017, and warrants to purchase up to 79,130 shares of common stock, or the Warrant Shares, exercisable at $17.71 per Warrant Share, and with a term of five years. The purchase price for each warrant was equal to $0.125 for each Warrant Share, consistent with Nasdaq Stock Market requirements for an “at the market” offering. Under the terms of the Common Stock Purchase Warrant, the warrants can be settled in unregistered shares. The Warrant Shares qualify for equity classification. The fair value of the allocated proceeds was determined on the relative fair value basis. After deducting for placement agent fees and offering expenses, the aggregate net proceeds from the 2017 PIPE were approximately $47.1 million.
Warrants
During the year ended December 31, 2021, warrant holders exercised 1,642,036 common warrants on a cashless basis and received 1,076,669 shares of common stock.

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at December 31, 2019	8,437,747	22,988,501	31,426,248	$1.12
Exercises	(8,342,128)	(10,902,954)	(19,245,082)	0.83
Issuance	196,850	—	196,850	2.54
Outstanding at December 31, 2020	292,469	12,085,547	12,378,016	$1.60
Exercises	—	(1,642,036)	(1,642,036)	1.46
Outstanding at December 31, 2021	292,469	10,443,511	10,735,980	$1.62
Common Stock
As of December 31, 2021, the Company had 200,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 123,622,965 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:

Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through December 31, 2021, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.
Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	As of
	December 31, 2021	December 31, 2020
Exercise of warrants	10,735,980	12,378,016
Shares available for future stock incentive awards	6,039,564	4,916,374
Unvested restricted stock units	394,450	87,500
Outstanding common stock options	11,039,873	7,775,249
Total	28,209,867	25,157,139

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
Additionally, pursuant to the terms of the 2016 Plan, the Board is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2021 and 2020, the number of shares of common stock that may be issued under the 2016 Plan was increased by 4,322,850 and 3,453,022 shares, respectively. As of December 31, 2021, 1,925,537 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 1,175,000 shares of its common stock for issuance. In March 2019, the Board approved the amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of December 31, 2021, there are 1,591,661 shares available for future grant under the 2018 Inducement Incentive Award Plan.

Stock-Based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$3,204	$2,271	$2,079
General and administrative	4,516	3,151	3,082
Total stock-based compensation expense	$7,720	$5,422	$5,161

Stock Options
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.79%	1.11%	1.86%
Dividend yield	—	—	—
Expected term	6.03	6.04	5.94
Expected volatility	95.04%	91.00%	87.66%
Weighted-average fair value of common stock	$3.58	$2.49	$2.01

The weighted average grant date fair value of stock options granted to employees during the years ended December 31, 2021, 2020 and 2019 was $2.73, $1.86, and $1.47 respectively.
As of December 31, 2021 and 2020, total unrecognized compensation expense related to unvested employee stock options was $11.5 million and $8.0 million, respectively, which is expected to be recognized over a weighted average period of 2.7 years and 2.3 years, respectively.

The following table summarizes the stock option activity under the 2008 Plan, 2016 Plan, and 2018 Inducement Incentive Award Plan:

			Weighted-average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employees
Outstanding at December 31, 2020	7,302,176	$3.98	8.43	$4,456
Granted	4,625,611	$3.58
Exercised	(398,754)	$1.72
Forfeited	(912,233)	$2.84
Outstanding at December 31, 2021	10,616,800	$3.99	8.19	$4,982

Vested at December 31, 2021	4,459,309	$4.72	7.23	$3,149
Vested and expected to vest at December 31, 2021	9,917,248	$4.03	8.13	$4,796

Non-employee consultants
Outstanding at December 31, 2020	473,073	$5.89	5.23	$86
Exercised	(50,000)	$2.04
Outstanding at December 31, 2021	423,073	$6.34	3.85	$42

Vested at December 31, 2021	423,073	$6.34	3.85	$42
Vested and expected to vest at December 31, 2021	423,073	$6.34	3.85	$42

Restricted Stock Units
During the year ended December 31, 2021, the Company granted 407,700 restricted stock awards with a weighted average fair value of $3.11 per share based on the closing price of the Company’s common stock on the date of grant to employees under the 2016 Plan, which will vest over a four year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock awards to employees based on historical attrition trends. In addition, the Company awarded 197,500 restricted stock units to executives under the 2016 Plan. These restricted stock units vested in two equal installments on the dates applicable performance conditions were achieved during the year ended December 31, 2021.
Unrecognized compensation expense for all restricted stock units was $0.9 million as of December 31, 2021, which is expected to be recognized over a weighted average period of 2.7 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and 2018 Inducement Incentive Award Plan:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2020	87,500	$6.03
Granted	605,200	2.10
Vested	(201,250)	1.31
Forfeited	(97,000)	1.76
Unvested at December 31, 2021	394,450	$3.45

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 173,076 shares of common stock for future issuance under the ESPP to participating employees. In January 2021 and 2020, the number of shares of common stock authorized for issuance under the ESPP was increased by 1,080,711 shares and 863,254 shares, respectively. During the year ended December 31, 2021, the Company issued 58,794 shares of common stock under the ESPP. As of December 31, 2021, 2,522,366 shares remain available for future issuance under the ESPP.
For each of the years ended December 31, 2021 and 2020, the Company recognized $0.1 million of stock-based compensation expense under the ESPP, respectively.

12. Revenue Arrangements
Takeda Pharmaceuticals USA, Inc.
License and Development Agreement
On October 1, 2021, the Company entered into a License Agreement, or the Takeda Agreement, with Takeda. Under the Takeda Agreement, the Company granted Takeda an exclusive license to the Company’s ImmTOR technology initially for two specified disease indications within the field of lysosomal storage disorders. Takeda paid a $3.0 million upfront payment to the Company upon signing of the Takeda Agreement, and the Company is entitled to receive up to $1.124 billion in future additional payments over the course of the partnership that are contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. The Company is also eligible for tiered royalties on future commercial sales of any licensed products.
Pursuant to the Takeda Agreement, the Company determined the Takeda Agreement represents a service arrangement under the scope of ASC 606, and given the reversion of the rights under the Takeda Agreement represents a penalty in substance for a termination by Takeda, the contract term would remain the stated term of the Takeda Agreement. The Company determined that the research license, the licensed know-how, and the manufactured supply and delivery of materials represent a single promise and performance obligation to be transferred to Takeda over time due to the nature of the promises in the contract. The delivery of the manufactured supply is the predominant promise within the arrangement, as it is essential to the utility of the licensed intellectual property. The material to be supplied by the Company to Takeda is unique to the Company and cannot be obtained by other vendors. As such, consideration in the initial transaction price will be allocated to the single performance obligation and the recognition period would not extend beyond the initial contractual period. The Company will recognize the revenue associated with the upfront payment and combined single performance obligation utilizing the output method over the term that manufactured supply is delivered to Takeda.

In determining the transaction price, the Company concluded the payment associated with all the performance milestones will be fully constrained and only be included in the transaction price when the respective milestone is deemed probable of achievement. Each of these variable consideration items were evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt and timing of such study milestones is outside the control of the Company and probability of success criteria is estimated. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur. Takeda has the right to exercise covenant release rights on a field-by-field basis. If Takeda exercises its covenant release rights, we could receive exercise payments per indication and would be entitled to significant development and commercial milestone payments and tiered royalties on commercial sales. The Company determined that a significant financing component does not exist in its arrangement with Takeda. The Company also determined the options to negotiate additional fields, pursue other products, enter into a supply agreement explore additional fields, and pursue additional development under the initial fields do not represent material rights under the agreement. Takeda has the right to terminate the Takeda Agreement in its entirety or on a field-by-field basis, upon 90 days’ written notice to the Company.
As of December 31, 2021, the Company recorded $1.0 million and $1.0 million, as a short-term and long-term contract liabilities, respectively, representing deferred revenue associated with this agreement. Revenue of $1.0 million related to the Takeda Agreement was recognized during the year ended December 31, 2021.
Swedish Orphan Biovitrum
License and Development Agreement
On June 11, 2020, the Company and Sobi entered into the Sobi License. Pursuant to the Sobi License, the Company has agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the Company’s SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. The SEL-212 drug candidate is a pharmaceutical composition containing a combination of SEL-037, or the Compound, and ImmTOR. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay the Company a one-time, upfront payment of $75.0 million. Sobi has also agreed to make milestone payments totaling up to $630.0 million to the Company upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier.
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
As of December 31, 2021 and 2020, the Company recorded $37.5 million and $68.3 million, respectively, as a short-term contract liability and $5.1 million and $24.2 million, respectively, as a long-term contract liability, representing deferred revenue associated with this agreement. In addition, as of December 31, 2021 the Company has recorded $0.7 million of contract assets related to incremental costs that would not have been incurred if the Sobi License had not been obtained, of which $0.6 million is presented in prepaid expenses and other current assets and less than $0.1 million is presented in other assets in the accompanying consolidated balance sheets. Amortization of contract assets was $0.7 million for the year ended December 31, 2021.
As of December 31, 2021 and 2020, the Company recorded a total outstanding receivable of $9.9 million and $6.9 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Revenue of $83.5 million and $16.6 million related to the Sobi License was recognized during the years ended December 31, 2021 and 2020, respectively.

Sarepta Therapeutics, Inc.
Research License and Option Agreement
In June 2020, the Company and Sarepta entered into a Research License and Option Agreement, or the Sarepta Agreement. Pursuant to the Sarepta Agreement, the Company agreed to grant Sarepta a license under the Company’s intellectual property rights covering the Company’s antigen-specific biodegradable nanoparticle encapsulating ImmTOR to research and evaluate ImmTOR in combination with Sarepta’s adeno-associated virus gene therapy technology, or gene editing technology, using viral or non-viral delivery, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes, or the Indications. Sarepta will have an option term of 24 months during which it can opt-in to obtain an exclusive license to further develop and commercialize the Product to treat at least one Indication, with a potential to extend the option term for an additional fee. The Company will supply ImmTOR to Sarepta for clinical supply on a cost-plus basis.
Sarepta paid a $2.0 million upfront payment to the Company upon signing of the Sarepta Agreement, and the Company is eligible to receive additional preclinical payments during the option term. If Sarepta opts-in to an exclusive license agreement, the Company could receive option exercise payments per Indication upon execution of the exclusive license, and the Company would be entitled to significant development and commercial milestone payments and tiered royalties ranging from the mid-to-high single digits based on net sales.
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
The Company also determined the option to enter into a future commercial license agreement and extend the term of the option does not represent a material right since it was not priced at an incremental discount. Sarepta may terminate the Sarepta Agreement for any reason upon 30 days’ written notice to the Company. The Sarepta Agreement contains other customary terms and conditions, including representations and warranties, covenants, termination, and indemnification obligations in favor of each party. During the year ended December 31, 2020, the Company and Sarepta entered into two amendments relating to an additional feasibility study. During the year ended December 31, 2021, the Company and Sarepta entered into a third amendment relating to the additional feasibility study.
On April 13, 2021, the Company was notified by Sarepta of the achievement of the milestone event related to the completion of a non-clinical study for Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies under the Sarepta Agreement. Accordingly, the Company received a milestone payment of $3.0 million during the three months ended June 30, 2021.
As of December 31, 2021, two milestones remained constrained, and as of December 31, 2020, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. The Company will recognize the revenue associated with the upfront payment and combined single performance obligation utilizing the output method, over the 24 month term as the manufactured supply is delivered to Sarepta.
As of December 31, 2021 and 2020, the Company recorded $4.6 million and $2.0 million, respectively, as a short-term contract liability representing deferred revenue associated with this agreement. Revenue of $0.4 million related to the Sarepta Agreement was recognized during the year ended December 31, 2021. De minimis revenue related to the Sarepta License Agreement was recognized during the year ended December 31, 2020.

Asklepios Biopharmaceutical, Inc.
License Agreement for Pompe Disease
In December 2019, the Company and AskBio entered into a license agreement, or the AskBio License Agreement. Pursuant to the AskBio License Agreement, AskBio has exercised its option to exclusively license the Company’s intellectual property rights covering the Company’s ImmTOR platform to research, develop, and commercialize certain AAV gene therapy products utilizing ImmTOR, and targeting the GAA gene, or derivatives thereof, to treat Pompe Disease.
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
In determining the transaction price, the Company concluded that the future development milestones, regulatory milestones, sales milestones, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Consideration related to sales-based milestones as well as royalties on net sales upon commercialization by AskBio, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to AskBio and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of December 31, 2021 and 2020, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The total initial transaction price of the contract on the effective date was $7.0 million, comprised of a $2.0 million initial upfront payment upon agreement of terms, and a $5.0 million initial upfront execution fee.
At each of December 31, 2021 and 2020, the Company recorded $1.7 million as short-term contract liability and $5.3 million as a long-term contract liability, representing deferred revenue associated with this agreement. Revenue will be recognized over the period in which the particles are delivered. No revenue related to the AskBio License Agreement was recognized during the years ended December 31, 2021 and 2020 as no deliveries were made during these periods.
Spark Therapeutics, Inc.
In December 2016, the Company entered into a license and option agreement, or the Spark License Agreement, with Spark pursuant to which the Company and Spark agreed to collaborate on the development of gene therapies for certain targets utilizing the ImmTOR platform. The Spark License Agreement provides Spark with certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property, allowing Spark to develop and commercialize gene therapies in combination with ImmTOR for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A, the initial target.
Pursuant to the Spark License Agreement, Spark made an upfront payment of $15.0 million. Additionally, in connection with the Spark License Agreement, the Company entered into a Stock Purchase Agreement with Spark. Pursuant to the Spark Purchase Agreement, Spark purchased a total of $15.0 million of the Company’s common stock including 197,238 shares for an aggregate purchase price of $5.0 million at the Initial Closing, 324,362 shares of common stock for an aggregate purchase price of $5.0 million on June 8, 2017, and 205,254 shares of common stock from the Company for an aggregate purchase price of $5.0 million on October 31, 2017.
In June 2017, the Company and Spark entered into a letter agreement, or the Letter Agreement, pursuant to which the parties agreed that Spark and the Company agreed to reimburse Spark for all costs and expenses, including the cost of materials provided by the Company, associated with the preclinical research and toxicology studies being performed by Spark for any licensed products for a specified amount of time, or the Reimbursement Period, in an amount not to exceed $2.5 million. In

June 2019, the term of the Reimbursement Period under the Letter Agreement expired. During the year ended December 31, 2019, the Company updated its estimate of variable consideration included in the transaction price to include $1.2 million of unpaid reimbursements to Spark.
In December 2019, the term for Spark to exercise additional target options expired. Therefore, during the year ended December 31, 2019, the Company recognized $6.7 million in revenue. Additionally, during the year ended December 31, 2019, there were two deliveries resulting in less than $0.1 million of revenue recognized. As of December 31, 2020, there was a contract liability of $9.2 million representing long-term deferred revenue to be recognized upon the occurrence of future deliveries under this agreement.
No revenue related to the Spark License Agreement was recognized during the years ended December 31, 2021 and 2020, as no deliveries were made during these periods.
On January 18, 2022, both parties agreed to mutually terminate the Spark License Agreement. Therefore, the contract liability of $9.2 million representing deferred revenue is presented as short-term on the accompanying consolidated balance sheet as of December 31, 2021.
Skolkovo Foundation
During the year ended December 31, 2021, revenue of $0.1 million related to the remaining contract liability of the Russia-based Development Fund of New Technologies Development and Commercialization Center, or Skolkovo, grant funding was recognized at the expiration of the three-year audit period.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed). As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $65.3 million.
Contract Balances from Contracts with Customers (Takeda, Sobi, Sarepta, AskBio, Spark and Skolkovo)
The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2021 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Contract liabilities:
Deferred revenue	$110,796	$6,000	$(51,496)	$65,300
Total contract liabilities	$110,796	$6,000	$(51,496)	$65,300

13. Related-Party Transactions
Consulting Services
The Company incurred expenses for consulting services provided by its founders totaling $0.1 million, $0.1 million and $0.5 million during the years ended December 31, 2021, 2020 and 2019, respectively. The Company entered into consulting agreements with its founders to serve on its Scientific Advisory Board, effective January 1, 2020 to December 31, 2021, under which they were paid quarterly for their services.

14. Collaboration and License Agreements
Ginkgo Bioworks Holdings, Inc.
Collaboration and License Agreement
On October 25, 2021, the Company entered into a Collaboration and License Agreement, or the First Ginkgo Agreement, with Ginkgo. Under the First Ginkgo Agreement, Ginkgo will design next generation IgA proteases with potentially transformative therapeutic potential. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments for fixed fair values in the form of Selecta common stock, clinical and commercial milestone payments of up to $85.0 million in cash. The Ginkgo Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the Ginkgo Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company is accounting for the contingently issuable shares to be issued in exchange for the license obtained from Ginkgo as a liability classified stock based compensation arrangement with a non-employee which will be recognized when achievement of the milestones is probable. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Ginkgo tiered royalties ranging from low-single digit to high-single digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.
Genovis AB (publ.)
License Agreement
On October 21, 2021, the Company entered into an Exclusive License Agreement, or the Genovis Agreement, with Genovis. Under the Genovis Agreement, the Company paid to Genovis an upfront payment in exchange for an exclusive license to Genovis’ IgG Protease, or Xork, enzyme technology across all therapeutic uses in humans, excluding research, preclinical, diagnostic and other potential non-therapeutic applications of the enzyme. Genovis is eligible to earn development and sales-based milestones. The Genovis Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the Genovis Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Genovis tiered royalties of low double digit percentages of worldwide annual net sales of collaboration products which will be expensed as the commercial sales occur.
Cyrus Biotechnology, Inc.
Collaboration and License Agreement
On September 7, 2021, the Company and Cyrus Biotechnology, Inc., or Cyrus, entered into a collaboration and license agreement, or the Cyrus Agreement. Pursuant to the Cyrus Agreement, Cyrus agreed to grant the Company an exclusive, worldwide license to certain intellectual property to form a protein engineering collaboration combining the Company’s ImmTOR platform with Cyrus’ ability to redesign protein therapeutics. The lead program is a proprietary interleukin-2, or IL-2, protein agonist designed to selectively promote expansion of regulatory T cells for treatment of patients with autoimmune diseases and other deleterious immune conditions. In return for the licensed intellectual property, the Company made an upfront payment and is obligated to pay certain discovery, development, and sales-based milestones which could potentially total up to approximately $1.5 billion across multiple programs. The Cyrus Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the Cyrus Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Cyrus tiered royalties ranging from mid-single digit to low-double digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.
Additionally, on September 7, 2021, the Company entered into a stock purchase agreement, or the Series B Preferred Stock Purchase Agreement, in connection with the Cyrus Agreement. Pursuant to the Series B Preferred Stock Purchase Agreement, the Company purchased 2,326,934 shares of Cyrus’ Series B Preferred Stock, par value $0.0001 per share, at a purchase price of $0.8595 per share for $2.0 million.
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
As of December 31, 2021, no impairment indicators are present and therefore the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheet. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.
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

Pursuant to the AskBio Collaboration Agreement, the Company and AskBio agreed to conduct proof of concept studies to potentially validate the use of ImmTOR in conjunction with AskBio’s AAV gene therapy, or SEL-302, (previously disclosed as MMA-101, in combination with ImmTOR) for the treatment of MMA, to mitigate the formation of neutralizing anti-AAV capsid antibodies, or the POC Studies. On April 29, 2021, the Company was notified by AskBio that it intended to opt-out of development of the MMA indication. The feasibility study and license agreement with AskBio, or AskBio Collaboration Agreement, otherwise remains in effect. Consequently, the Company has assumed all rights to the MMA program and intends to continue to progress the SEL-302 program through clinical development. The Company filed an IND to conduct a Phase 1/2 clinical trial of its SEL-302 product candidate in pediatric patients with methylmalonic acidemia in the third quarter of 2021. On November 23, 2021, this trial was placed on clinical hold by the FDA, with questions specifically relating to chemistry, manufacturing and controls, or CMC, of the AAV vector. On February 9, 2022, we submitted a written response to the FDA to answer its questions. On March 9, 2022, we received a letter from the FDA indicating the clinical hold was removed and the trial may proceed.
The SEL-399 program combined an empty AAV capsid (EMC-101), which is an AAV capsid containing no transgene, with ImmTOR and is being conducted in partnership with AskBio. Building on the preclinical data the Company has generated showing ImmTOR’s effect on mitigating or reducing the formation of neutralizing antibodies to AAV gene therapies, the Company completed a clinical trial of SEL-399 in healthy adult volunteers in Belgium. The goal of the SEL-399 clinical trial was to demonstrate the appropriate dose of ImmTOR in humans to mitigate the formation of antibodies to AAV capsids used in gene therapies. This promising study in healthy volunteers provides support for the potential use of ImmTOR for the inhibition of neutralizing antibodies to AAV8 in gene therapy clinical trials.
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
For the years ended December 31, 2021 and 2020, the Company recognized $2.7 million and $3.8 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share.

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
As of December 31, 2021, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the year ended December 31, 2021.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of December 31, 2021. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.

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
On June 11, 2020, the Company entered into the Sobi License (see note 12). In September 2020, Sobi paid the Company a one-time upfront payment of $75.0 million. Sobi has also agreed to make milestone payments totaling up to $630.0 million to the Company upon achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from low double digits on the lowest sales tier to high teens on the highest sales tier.
For income tax purposes, the transfer of trademark and product rights is treated as a sale and the net proceeds from the sale are taxed under the default installment method as cash is received by the Company. During the year ending December 31, 2021, the Company completed an analysis of future tax obligations under the default installment sale method versus making a timely filed election on its 2020 tax return due October 15, 2021 to elect out of the installment sale method for income tax purposes. As a result, the Company elected out of the default installment sale treatment with the filing of its tax return. In the elect out method, the Company was taxed based upon the estimated fair value of all present and future proceeds from the sale and the Company utilized all of its available net operating losses and income tax credits, which served to reduce the federal and state tax liability. As the Company recognizes future revenue under the Sobi license for US GAAP purposes, the Company will exclude that revenue from taxable income.
For the year ended December 31, 2021, the Company recognized a current tax expense of $16.0 million, inclusive of estimated penalties and interest of $1.3 million. For the years ended December 31, 2020 and 2019, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	(166.0%)	5.8%	6.3%
Permanent items	8.3%	(2.9%)	(2.1%)
Research tax credits	55.0%	1.0%	1.1%
Deferred revenue	156.5%	—%	—%
Other	(3.7%)	—%	—%
Valuation allowance, net	(230.1%)	(23.6%)	(26.3%)
Stock compensation	(5.2%)	(1.3%)	—%
Effective income tax rate	(164.2%)	—%	—%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred Tax Assets
Net operating loss carryforwards	$13,932	$63,678
Research and development credits	1,426	7,632
Stock-based compensations expense	3,955	2,919
Other expenses	745	788
Deferred revenue	102,583	26,699
Operating lease liability	2,636	2,884
Patent costs/amortization	6,843	5,379
Gross deferred tax assets	132,120	109,979

Deferred Tax Liabilities
Depreciation	$(90)	$(11)
Operating lease right-of-use asset	(2,685)	(2,991)
Gross deferred tax liabilities	(2,775)	(3,002)
Net deferred tax assets before valuation allowance	129,345	106,977
Valuation allowance	(129,345)	(106,977)
Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance against its net deferred tax assets, as the Company believes that it is more likely than not that the deferred tax assets will not be realized.
Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. The valuation allowance increased by $22.4 million and $16.3 million for the years ended December 31, 2021, and 2020, respectively, primarily as a result of an increase in deferred revenue. In 2014, the Company’s Russian subsidiary was granted a 10 year tax holiday in Russia. The Company’s foreign operations continue to benefit from the tax holiday, which is set to expire on December 31, 2023, however the Company is in the process of closing down operations in Russia and does not expect any tax liability.
At December 31, 2021, the Company has federal and state net operating loss carryforwards of $51.1 million and $50.8 million, respectively, which will expire at various times through 2041. Of the federal net operating losses, $51.1 million can be carried forward indefinitely but will be subject to an 80% limitation. The Company has $1.2 million and $0.3 million, respectively, of federal and state research and development tax credit carryforwards, which will expire at various times through 2041. Utilization of the NOL carryforwards and research and orphan drug credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and similar state law due to ownership changes that could occur in the future.
These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. If the Company experiences a change of control, as defined by Section 382 of the Code and similar state law, utilization of the NOL carryforwards or research and orphan drug credit carryforwards may be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required.

Any limitation may result in expiration of a portion of the NOL carryforwards or research and orphan drug credit carryforwards before utilization. The Company performed an analysis of ownership changes through December 31, 2021. Based on this analysis, the Company does not believe that any of its tax attributes through December 31, 2021 will expire unutilized due to Section 382 limitations.
The Company applies ASC 740, Income Taxes to uncertain tax positions. As of the adoption date on January 1, 2010 and through December 31, 2021, the Company had no unrecognized tax benefits or related interest and penalties accrued.
During 2021, the Company completed a detailed study of its research and development and orphan drug credits through December 31, 2020. As a result, the Company adjusted its current tax payable and deferred tax asset balances and the impacts are included in the federal research and orphan drug credit and state income taxes lines in the effective rate reconciliation above.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2021, the Company had no accrued interest related to uncertain tax positions.
The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities is open for tax years since inception as the Company claimed research tax credits on its 2020 tax return which remains open for examination for the 2020 year as well as for any year in which a credit has been claimed for. The Company files income tax returns in the United States and Massachusetts. There are currently no federal, state or foreign audits in progress.

16. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over four years and participant contributions vest immediately. Contributions by the Company totaled $0.2 million, $0.1 million, and $0.1 million during each of the years ended December 31, 2021, 2020 and 2019, respectively.

17. Commitments and Contingencies
As of December 31, 2021, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
On August 3, 2020, a stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, we received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors. While the litigation was stayed, the parties reached an agreement in principle to settle the matter, and they expect to submit documentation to the Court for its approval of the settlement in the near future. As of December 31, 2021, the Company accrued an estimated liability of $0.9 million for the plaintiff’s litigation, as the liability has been determined to be probable.
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

18. Subsequent Events
Collaboration and License Agreements
On January 3, 2022, the Company entered into a Collaboration and License Agreement with Ginkgo Bioworks, Inc, or the Second Ginkgo Agreement. Under this agreement, the Company will engage with Ginkgo to develop AAV capsids designed to enhance transduction efficiency and transgene expression. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments in the form of Selecta common stock, clinical and commercial milestone payments of up to $207 million in cash, as well as downstream value in the form of royalties on sales.
“At-the-Market” Offerings
Subsequent to December 31, 2021, the Company sold 576,418 shares of its common stock pursuant to the 2021 Sales Agreement for aggregate net proceeds of $1.7 million, after deducting commissions and other transaction costs.