Form 10-K/A
period 2021-12-31
SELECTA BIOSCIENCES INC
filed 2022-04-28
CIK 1453687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
As of April 22, 2022 the registrant had 151,809,416 shares of common stock, par value $0.0001 per share, outstanding.

Auditor Name: Ernst & Young, LLP	Auditor Location: Boston, Massachusetts	PCAOB ID Number: 42

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A, or the Form 10-K/A, is being filed by Selecta Biosciences, Inc., or Selecta, in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which information was omitted from Selecta’s Form 10-K for the fiscal year ended December 31, 2021, or the Original Form 10-K, in reliance on Instruction G to Form 10-K. The Original Form 10-K was filed with the Securities and Exchange Commission, or SEC, on March 10, 2022.
Selecta does not expect to file its definitive proxy statement for the 2022 annual stockholders’ meeting within 120 days of the end of its most recent fiscal year (as required under Instruction G to Form 10-K). Therefore, Selecta is filing this Form 10-K/A in order to include information that would have been contained in the definitive proxy statement into the Original Form 10-K. Selecta is also filing as exhibits to this Form 10-K/A new certifications with respect to this filing by its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements are being filed in this Form 10-K/A, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Selecta is also not filing new certifications required under Section 906 of the Sarbanes-Oxley Act of 2002, since no financial statements are being filed with this Form 10-K/A. Finally, Selecta is filing this Form 10-K/A to delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of its definitive proxy statement into Part III of the Original Form 10-K.
This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the Original Form 10-K and Selecta’s other filings with the SEC. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The current members of the Board are as follows:

Name	Age	Served as a Director Since	Position(s) with Selecta	Classification
Carsten Brunn, Ph.D.	51	2018	President and Chief Executive Officer	Class III
Carrie S. Cox	64	2019	Chairman of the Board	Class II
Göran Ando, M.D.	73	2020	Director	Class II
Timothy C. Barabe	69	2016	Director	Class III
Scott D. Myers	56	2019	Director	Class I
Aymeric Sallin	48	2008	Director	Class II
Nishan de Silva, M.D., M.B.A.	49	2021	Director	Class III
Timothy A. Springer, Ph.D.	74	2016	Director	Class I
Patrick Zenner	75	2017	Director	Class I

Carsten Brunn, Ph.D. has served as our President, Chief Executive Officer and member of our Board since December 2018. Prior to joining Selecta Biosciences, Inc., Dr. Brunn was the President of Pharmaceuticals for the Americas Region and a member of the Global Pharmaceutical Executive Committee at Bayer AG, a pharmaceutical company, since January 2017. Previously, he served as President of Bayer Pharmaceuticals in Japan, a role he held since March 2013. He also served as the Chairman of the European Federation of Pharmaceutical Industries and Associations (EFPIA) Japan, an organization representing innovative pharmaceutical companies in Japan. Dr. Brunn has held a number of senior leadership positions at Eli Lilly, Novartis, Basilea and Bausch and Lomb in Europe, Asia and the United States. He currently serves on the board of directors of the Biotechnology Innovation Organization (BIO). Dr. Brunn holds a Ph.D. in Chemistry from the University of Hamburg and a Master of Science in Pharmaceutical Sciences from the University of Freiburg. He also studied at the University of Washington under a research scholarship and completed his executive education at London Business School. Dr. Brunn’s experience as a senior executive of life sciences companies and knowledge of the pharmaceutical and biotechnology industries contributed to our Board’s conclusion that he should serve as a director of our Company.
Carrie S. Cox has served as a member of our Board and as chairman of the Board since November 2019. Ms. Cox has also served as a member of the board of directors of Organon & Co. since June 2021. Ms. Cox most recently served as the Chief Executive Officer of Humacyte, Inc., a regenerative medicine company based in Durham, North Carolina, from 2010 to June 2018, and served as a member of its board of directors from 2010 to August 2021, serving as chairman from 2011 to June 2019. Ms. Cox has served on the boards of directors of Texas Instruments Incorporated since 2004 and Cardinal Health, Inc. since 2009. Ms. Cox previously served as the chairman of the board of directors of electroCore, Inc. from July 2018 to March 2020 and Array BioPharma, Inc. from August 2018 to July 2019, and served on the board of directors of Celgene Corporation from December 2009 to November 2019. Ms. Cox received a B.S. from the Massachusetts College of Pharmacy and was a registered pharmacist. The Company believes Ms. Cox’s vast experience as a pharmaceutical executive and member of multiple boards of directors in the biotechnology industry as well as her knowledge of corporate strategy contributed to our Board’s conclusion that she should serve as a director of our Company.
Göran Ando, M.D. has served as a member of our Board since April 2020. Dr. Ando has also served as Chairman of the board of directors of EyePoint Pharmaceuticals, Inc., a public pharmaceutical company, since September 2018, and served as Vice-Chairman of the board of directors of Molecular Partners AG, a clinical-stage biopharmaceutical company, from April 2011 to May 2020. In March 2018, he retired as Chairman of Novo Nordisk A/S, a multinational pharmaceutical company, a position he had held since 2013, after serving as Vice Chair of the board of directors since 2006, and serving on the board of directors since 2005. Dr. Ando previously served as the Chief Executive Officer of Celltech Group plc. from 2003 to 2005. Before that, he served as Executive Vice President and Deputy Chief Executive Officer of Pharmacia AB until its acquisition by Pfizer, Inc. in 2003. Prior to Pharmacia, he held various senior appointments at Glaxo, now GlaxoSmithKline plc, including Research and Development Director for Glaxo Group Research. He has also been a Senior Advisor at EW Healthcare Partners since 2007. Dr. Ando received his Bachelor of Arts degree from Uppsala University in Sweden and Doctor of Medicine degree from Linköping University in Sweden. Dr. Ando’s extensive experience as an executive officer and director in the life sciences industry and knowledge of manufacturing, information technology, business development and commercialization contributed to our Board’s conclusion that he should serve as a director of our Company.
Timothy C. Barabe has served as a member of our Board since July 2016. Mr. Barabe also served on the boards of Veeva Systems Inc. from September 2015 to June 2021 and serves on the board of directors of Vigilant Biosciences, Inc., a private company, as well as Heartflow, Inc., also a private company. From 2001 to January 2020, Mr. Barabe served on the board of directors of ArQule, Inc., and from 2014 to 2017, Mr. Barabe served on the board of directors of Opexa Therapeutics, Inc. Mr.

Barabe retired in June 2013 from his position as Executive Vice President and Chief Financial Officer of Affymetrix, Inc. Previously, from July 2006 until March 2010, he was Senior Vice President and Chief Financial Officer of Human Genome Sciences, Inc. From 2004 to 2006, he served as Chief Financial Officer of Regent Medical Limited, a U.K.-based, privately owned, surgical supply company. Mr. Barabe served with Novartis AG from 1982 through August 2004 in a succession of senior executive positions in finance and general management, most recently as the Chief Financial Officer of Sandoz GmbH, the generic pharmaceutical subsidiary of Novartis. Mr. Barabe received his B.B.A. degree from the University of Massachusetts (Amherst) and his M.B.A. degree from the University of Chicago. Mr. Barabe’s experience as a senior financial executive of life sciences companies and knowledge of the pharmaceutical and biotech industries contributed to our Board’s conclusion that he should serve as a director of our Company.
Scott D. Myers has served as a member of our Board since June 2019. Mr. Myers most recently served as president and chief executive officer of AMAG Pharmaceuticals, Inc., from April 2020 through its acquisition by Covis Group in October 2020. Previously, Mr. Myers served as chief executive officer and chairman of the board of Rainier Therapeutics, formerly known as BioClin Therapeutics, an oncology biotechnology company focused on late-stage bladder cancer from June 2018 until January 2020, as chief executive officer and member of the board of directors of Cascadian Therapeutics, Inc., an oncology company, from April 2016 through its acquisition by Seattle Genetics in March 2018. Prior to Cascadian, Mr. Myers served as chief executive officer of Aerocrine AB, a medical device company, from 2011 through its acquisition by Circassia Pharmaceuticals plc in 2015. He is currently a member of the board of directors and remuneration committee of Sensorion SA, which he joined in December 2021, the board of directors of Dynavax Technologies Corporation, which he joined in October 2021, and of the board of directors, audit committee and nomination and governance committee of Harpoon Therapeutics since August 2018. Mr. Myers previously served on the board of directors of Cascadian Therapeutics from 2016 through 2018 and on the board of directors of Trillium Therapeutics Inc. from April 2021 until its acquisition by Pfizer Inc. in November 2021. Mr. Myers’ experience as a senior executive of life sciences companies and knowledge of the pharmaceutical and biotechnology industries contributed to our Board’s conclusion that he should serve as a director of our Company.
Aymeric Sallin, M.S. has served as a member of our Board since 2008. Mr. Sallin has served as the Chief Executive Officer of NanoDimension, a venture capital firm, since 2002 and is the founder of that firm. Since 2014, Mr. Sallin has served as a strategic advisory board member of the École Polytechnique Fédérale de Lausanne, or EPFL. Since 2002, Mr. Sallin has worked to promote nanotechnology around the world, and has received the NSTI Fellow Award and 2012 EPFL Alumni award for his contribution to the field of nanotechnology. He currently serves as a board member of numerous private companies, including H55, Inc., View, Inc., CROCUS Technology and Tarveda Therapeutics. Mr. Sallin is also a member of the Swiss Academy of Engineering Science. Mr. Sallin received his Master’s in Physical Engineering from EPFL in Lausanne, Switzerland. Mr. Sallin’s extensive knowledge of our business and the nanomedicine field contributed to our Board’s conclusion that he should serve as a director of our Company.
Nishan de Silva, M.D., M.B.A. has served as a member of our Board since June 2021. Dr. de Silva currently serves as Chief Executive Officer of Radionetics Oncology, a private company, where he joined in March 2022. Prior to joining Radionetics Oncology, Dr. de Silva had served as Chief Executive Officer of AFYX Therapeutics, a private biotechnology company from April 2018 to February 2022, and served as a director at AFYX Therapeutics since May 2020 to February 2022. Previously, Dr. de Silva served as President, Chief Operating Officer, and director of Poseida Therapeutics, a cell- and gene therapy-focused biopharmaceutical company, from June 2015 to March 2018. Dr. de Silva also previously served as Vice President Finance and Strategy, and Chief Financial Officer at Ligand Pharmaceuticals from February 2012 to May 2015. Dr. de Silva graduated Summa Cum Laude with a Bachelor of Arts degree in Biology from Harvard University, and received his M.D. degree from the University of Pennsylvania School of Medicine, as well as an M.B.A. degree from The Wharton School of the University of Pennsylvania. Dr. de Silva’s experience in the biotechnology industry, and his knowledge of gene therapies and clinical development contributed to our Board’s conclusion that he should serve as a director of our Company.
Timothy A. Springer, Ph.D. has served as a member of our Board since June 2016 and as a scientific advisor to us since December 2008. Since 1989, Dr. Springer has served as the Latham Family Professor at Harvard Medical School. He has also served as Senior Investigator in the Program in Cellular and Molecular Medicine at Boston Children’s Hospital since 2012, and as Professor of Biological Chemistry and Molecular Pharmacology at Harvard Medical School and Professor of Medicine at Boston Children’s Hospital since 2011. Dr. Springer was the Founder of LeukoSite, a biotechnology company acquired by Millennium Pharmaceuticals in 1999. Additionally, he is a founder, investor and board member of Scholar Rock and has served on the board of directors of Morphic Holding Inc. since July 2016. Dr. Springer is a member of the National Academy of Sciences and his honors include the Crafoord Prize, the American Association of Immunologists Meritorious Career Award, the Stratton Medal from the American Society of Hematology, and the Basic Research Prize from the American Heart Association. Dr. Springer received a B.A. from the University of California, Berkeley, and a Ph.D. from Harvard University. Dr. Springer’s extensive knowledge of our business and the nanomedicine field contributed to our Board’s conclusion that he should serve as a director of our company.
Patrick Zenner has served as a member of our Board since June 2017, also serving as our Lead Director from June 2018 to November 2019. Mr. Zenner retired in 2001 from the position of President and Chief Executive Officer of Hoffmann-La

Roche Inc., North America, based in Nutley, N.J. Mr. Zenner held various executive positions during his 32-year career with the company. Mr. Zenner is currently a member of the board of trustees of Creighton University and is Chairman of the board of trustees of Fairleigh Dickinson University. In addition, Mr. Zenner is Chairman of the board and a director of West Pharmaceutical Services, Inc. From 2002 until January 2020, Mr. Zenner served as Chairman of the board and a director of ArQule, Inc. Until its sale in 2012, Mr. Zenner was a director of Par Pharmaceuticals, Inc. In 2010, he resigned from the boards of Geron Corporation, Xoma Ltd. and Exact Sciences, Inc. Until its sale in September 2009, Mr. Zenner was a director of CuraGen Corporation. Mr. Zenner received a B.S./B.A. from Creighton University and an M.B.A. from Fairleigh Dickinson University. Mr. Zenner’s extensive experience as a senior pharmaceutical executive and board member to numerous companies in the biotechnology industry contributed to our Board’s conclusion that he should serve as a director of our company.

The following table identifies our current executive officers:

Name	Age	Position(s)
Carsten Brunn, Ph.D. [1]	51	President and Chief Executive Officer
Kevin Tan [2]	45	Chief Financial Officer
Lloyd Johnston, Ph.D. [3]	54	Chief Operations Officer and Senior Vice President, Research and Development
Takashi Kei Kishimoto, Ph.D. [4]	62	Chief Scientific Officer
Peter G. Traber, M.D. [5]	67	Chief Medical Officer

1 Carsten Brunn, Ph.D. has served as our President, Chief Executive Officer and member of our Board since December 2018. Prior to joining Selecta Biosciences, Inc., Dr. Brunn was the President of Pharmaceuticals for the Americas Region and a member of the Global Pharmaceutical Executive Committee at Bayer AG, a pharmaceutical company, since January 2017. Previously, he served as President of Bayer Pharmaceuticals in Japan, a role he held since March 2013. He also served as the Chairman of the European Federation of Pharmaceutical Industries and Associations (EFPIA) Japan, an organization representing innovative pharmaceutical companies in Japan. Dr. Brunn has held a number of senior leadership positions at Eli Lilly, Novartis, Basilea and Bausch and Lomb in Europe, Asia and the United States. He currently serves on the board of directors of the Biotechnology Innovation Organization (BIO). Dr. Brunn holds a Ph.D. in Chemistry from the University of Hamburg and a Master of Science in Pharmaceutical Sciences from the University of Freiburg. He also studied at the University of Washington under a research scholarship and completed his executive education at London Business School. Dr. Brunn’s experience as a senior executive of life sciences companies and knowledge of the pharmaceutical and biotechnology industries contributed to our Board’s conclusion that he should serve as a director of our Company.
2 Kevin Tan has served as our Chief Financial Officer since September 2021. Prior to joining our Company, Mr. Tan served as Treasurer at Sarepta Therapeutics, Inc., a publicly-traded biotechnology company, from July 2020 to September 2021. Prior to becoming Treasurer, he served as Assistant Treasurer from May 2018 to June 2020. Before joining Sarepta, Mr. Tan worked as a freelance consultant from February 2017 to April 2018, providing independent financial advice and advisory services to individuals and private companies. From June 2012 to November 2016, Mr. Tan served as Senior Portfolio Manager – Public Market Investments at CPP Investments (FKA the Canada Pension Plan Investment Board). He has also served in various positions at Macquarie Capital (USA) Inc., Arrowhawk Capital Partners LLC, and Lehman Brothers Inc. (subsequently acquired by Barclays Capital Inc.). Mr. Tan holds a Bachelor of Commerce degree from Queen’s University at Kingston, as well as a Master of Engineering degree from The Graduate School at Princeton University, and a Master of Business Administration degree from the University of Chicago Booth School of Business.
3 Lloyd Johnston, Ph.D. has served as our Chief Operations Officer and Senior Vice President, Research and Development since January 2014. Dr. Johnston served as Selecta’s Senior Vice President of Pharmaceutical Research, Development and Operations from 2011 to 2013 and Vice President of Pharmaceutical Research from July 2008 to 2011. Prior to joining Selecta, Dr. Johnston was Vice President of Operations for Alkermes, Inc. from 2004 to 2008, and served in several roles, including Director of Manufacturing, from 1999 to 2004, with responsibility for process development, scale-up, and clinical manufacturing for pulmonary and sustained release injectable products, as well as leadership of Alkermes’ manufacturing facility in Chelsea, MA. At Alkermes, Dr. Johnston was also a project leader and member of Steering Committees for numerous products through various stages of development from Phase 1 through registration. Dr. Johnston was an original member of Advanced Inhalation Research Inc., or AIR, a private company formed in 1998 and acquired by Alkermes in 1999. Prior to joining AIR, Dr. Johnston was a lecturer in the Department of Chemical Engineering at the University of New South Wales in Sydney, Australia. He received his B.Sc. in Chemical Engineering from Queen’s University in Ontario, Canada, and his M.S. and Ph.D. in Chemical Engineering from MIT.
4 Takashi Kei Kishimoto, Ph.D. has served as our Chief Scientific Officer since June 2011. Prior to joining Selecta, Dr. Kishimoto was Vice President of Discovery Research at Momenta Pharmaceuticals, Inc., where he served in several leadership positions from March 2006 to June 2011 and led a multidisciplinary team in advancing both novel and complex generic products for inflammation, oncology, and cardiovascular disease. He served as Senior Director of Inflammation Research at Millennium Pharmaceuticals, Inc. from 1999 to 2006, where he provided the scientific leadership for four programs in clinical development, and before his time at Millennium Pharmaceuticals, he was the Associate Director of Research at Boehringer Ingelheim Pharmaceuticals. Dr. Kishimoto has published over 60 peer-reviewed articles in scientific journals, including Nature, Science, Cell and the New England Journal of Medicine. Dr. Kishimoto received his B.A. from New College of the University of South Florida and his Ph.D. in Immunology from Harvard University.
5 Peter G. Traber, M.D. has served as our Chief Medical Officer since August 2020. Dr. Traber also serves as a member of the board of directors of Caladrius Biosciences since January 2015. Prior to joining Selecta Biosciences in 2020, from July 2018 to July 2020 Dr. Traber served as a Partner at Alacrita Consulting, providing drug development consulting services and served as the interim Chief Medical Officer (CMO) for Morphic Therapeutic supporting integrin inhibitor drug development. From March 2011 until June 2018, he served as President and Chief Executive Officer of Galectin Therapeutics and from 2010 to March 2011 served as Chief Medical Officer at Galectin Therapeutics, developing drugs for fibrotic liver disease and cancer. Previously, he served as CMO and SVP of Clinical Development and Medical Affairs at GSK, CEO of Baylor College of Medicine, and Chair of Medicine and CEO of the University of Pennsylvania Health System. He received his MD from Wayne State School of Medicine, a BS in Chemical Engineering from the University of Michigan, and a certificate in Medical Leadership from Wharton Business School. He is currently an Adjunct Professor of Medicine at the University of Pennsylvania.
None of our executive officers are related to any other executive officer or to any of our directors.
Corporate Governance
General
Our Board has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and charters for the Nominating and Corporate Governance Committee of our Board (the “Nominating and Corporate Governance Committee”), Audit Committee and Compensation Committee to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics in the “Corporate Governance” section of the “Investors & Media” page of our website located at www.selectabio.com, or by writing to our Secretary at our offices at 65 Grove Street, Watertown, Massachusetts 02472.
Board Composition
Our Board currently consists of nine members: Göran Ando, M.D., Timothy C. Barabe, Carsten Brunn, Ph.D., Carrie S. Cox, Nishan de Silva, M.D., M.B.A., Scott D. Myers, Aymeric Sallin, Timothy Springer, Ph.D. and Patrick Zenner. As set forth in our Restated Certificate of Incorporation, the Board is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our Restated Certificate of Incorporation and Amended and Restated Bylaws provide that the authorized number of directors may be changed only by resolution of the Board. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors.
Director Independence
All of our directors and Class III director nominees, other than Carsten Brunn, Ph.D., qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including that Dr. Springer is affiliated with one of our significant stockholders. Dr. Brunn is not independent because he is the President and Chief Executive Officer of Selecta. There are no family relationships among any of our directors or executive officers.
Director Candidates
The Nominating and Corporate Governance Committee is primarily responsible for searching for qualified director candidates for election to the Board and filling vacancies on the Board. To facilitate the search process, the Nominating and Corporate Governance Committee may solicit current directors and executives of the Company for the names of potentially qualified candidates or ask directors and executives to pursue their own business contacts for the names of potentially qualified candidates. The Nominating and Corporate Governance Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates, or consider director candidates recommended by our stockholders. Once potential candidates are identified, the Nominating and Corporate Governance Committee reviews the backgrounds of those candidates, evaluates candidates’ independence from the Company and potential conflicts of interest and determines if candidates meet the qualifications desired by the Nominating and Corporate Governance Committee of candidates for election as a director.
In evaluating the suitability of individual candidates (both new candidates and current Board members), the Nominating and Corporate Governance Committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors, including: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a public company;

strong finance experience; experience relevant to the Company’s industry; experience as a board member or executive officer of another public company; relevant academic expertise or other proficiency in an area of the Company’s operations; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other board members; diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience; practical and mature business judgment, including, but not limited to, the ability to make independent analytical inquiries; and any other relevant qualifications, attributes or skills as may be determined by the Nominating and Corporate Governance Committee from time to time. The Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. In determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee may also consider the director’s past attendance at meetings and participation in and contributions to the activities of the Board. All of our Class III director nominees were recommended by the Nominating and Corporate Governance Committee.
Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the Nominating and Corporate Governance Committee, c/o Secretary, Selecta Biosciences, Inc., 65 Grove Street, Watertown, Massachusetts 02472. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Corporate Governance Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.
Communications from Stockholders
The Board will give appropriate attention to written communications that are submitted by stockholders to the Company, and will respond if and as appropriate. Our Secretary is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the directors as he or she considers appropriate. Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that our Secretary and Chairman of the Board consider to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications. Stockholders who wish to send communications on any topic to the Board should address such communications to the Board in writing: c/o Secretary, Selecta Biosciences, Inc., 65 Grove Street, Watertown, Massachusetts 02472.
Board Leadership Structure and Role in Risk Oversight
Our Amended and Restated Bylaws and Corporate Governance Guidelines provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of the Company. Currently, the role of Chairman of the Board is separate from the role of Chief Executive Officer, with Carrie S. Cox serving as Chairman of the Board and Dr. Brunn serving as Chief Executive Officer. The Board evaluates whether the positions of Chairman of the Board and Chief Executive Officer should be combined or separated on an ongoing basis based on factors such as the experience of the applicable individuals and the current business environment of the Company. After considering these factors, the Board determined that continuing to separate the positions of Chairman and Chief Executive Officer was appropriate for the Company at this time.
If, in the future, the Chairman of the Board is a member of management or does not otherwise qualify as independent, our Corporate Governance Guidelines provide for the appointment by the independent directors of a Lead Director. The Lead Director’s responsibilities would include, but would not be limited to, presiding over all meetings of the Board at which the Chairman of the Board is not present, including any executive sessions of the independent directors, approving the Board’s meeting schedules and agendas, and acting as liaison between the independent directors of the Board and the Chief Executive Officer and the Chairman of the Board. Our Board is comprised of individuals with extensive experience in the biotechnology and pharmaceutical industries and, with the exception of Dr. Brunn, is comprised of directors who meet the independence standards of Nasdaq. For these reasons and because of the strong leadership of Dr. Brunn as President and Chief Executive Officer and Ms. Cox as Chairman of the Board, our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.
Risk assessment and oversight are an integral part of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing the Company. Throughout the year, senior management reviews these risks with the Board at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including business continuity risks, such as risks relating to the COVID-19 pandemic, and our Audit Committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. Our Nominating and Corporate Governance Committee monitors the effectiveness of the Corporate Governance Guidelines. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. The Board does not believe that its role in the oversight of our risks affects the Board’s leadership structure.
Annual Board Evaluation
Our Corporate Governance Guidelines require the Nominating and Corporate Governance Committee to periodically oversee an assessment of the Board and its committees.
Code of Ethics
We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on our website, www.selectabio.com. In addition, we intend to post on our website all disclosures that are required by law or the rules of Nasdaq concerning any amendments to, or waivers from, any provision of the code.
Diversity Commitment
Board diversity and inclusion is critical to the success of Selecta. Our Board is committed to ensuring its membership has sufficient diversity of expertise, experience, background and perspective to support the long-term success of the Company. As presently constituted, the Board represents a deliberate mix of members who have a deep understanding of our business as well as members who have different skill sets and points of view on substantive matters pertaining to the Company’s business. Our nomination process and our Board’s approach to assessment and evaluation of our nominees support our commitment to diversity and inclusion.
Our Corporate Governance Guidelines include director qualification standards that contain a wide variety of factors the Nominating and Corporate Governance Committee is to take into account to ensure that the director nomination process considers a diverse mix of age, gender, race, place of residence and specialized experience. Additionally, the Nominating and Corporate Governance Committee’s evaluation of director nominees includes consideration of their ability to contribute to the diversity of personal and professional experiences, opinions, perspectives and backgrounds on the Board. The Board continually assesses the size and the mix of experiences and backgrounds of its members, including gender, ethnic, and racial composition. Selecta evaluates the effectiveness of this policy through annual self-evaluations completed by the Board and each of its committees.
The Board firmly believes that it plays a key role in the oversight of Selecta’s culture and in holding management accountable for the creation and stewardship of that culture. One of the ways the Board accomplishes this is by setting qualitative annual objectives for Dr. Brunn. Historically, Dr. Brunn’s annual objectives have included recruiting and retaining a high caliber and diverse executive team; establishing and fostering a strong, purpose-driven corporate culture to drive employee engagement; strengthening governance and ensuring transparent and timely communication with the Board, and acting as a role model and conducting business with high integrity. These objectives are meant, in part, to drive and maintain a positive corporate culture to attract, engage, and retain key talent for the Company. Additionally, the Board believes an engaged and empowered workforce contributes significantly to the creation of stockholder value.
In evaluating the suitability of individual candidates for internal positions and to serve on our Board, Selecta is proud to consider many factors, including diversity of expertise and experience in substantive matters pertaining to our company’s business, as well as diversity of background and perspective, including, but not limited to, with respect to age, gender, race, orientation, religion, and relevant experience.

Diversity Matrix
The following board diversity matrix presents information as of April 18, 2022 regarding the diversity characteristics of our Board in accordance with Nasdaq listing standard 5606, as self-reported by our directors.

	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	1	8	0	0
Number of Directors Who Identify in Any of the Categories Below
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	1	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	1	7	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0	0	0	0
Did Not Disclose Demographic Background	0	0	0	0
Anti-Hedging Policy
Our Board has adopted an Insider Trading Compliance Policy, which applies to all of our directors, officers and employees. The Insider Trading Compliance Policy prohibits our directors, officers and employees and any entities they control from engaging in all hedging or monetization transactions, such as zero-cost collars and forward sale contracts.
Attendance By Members Of The Board At Meetings
There were twelve meetings of the Board during the fiscal year ended December 31, 2021. Our independent directors also held regularly scheduled executive sessions. During the fiscal year ended December 31, 2021, each director attended at least 75% of the aggregate of (i) all meetings of the Board and (ii) all meetings of the committees on which the director served during the period in which he or she served as a director.
Under our Corporate Governance Guidelines, which are available on the “Corporate Governance” section of the “Investors & Media” page of our website at www.selectabio.com, a director is expected to spend the time and effort necessary to properly discharge his or her responsibilities. Accordingly, a director is expected to regularly prepare for and attend meetings of the Board and all committees on which the director sits (including separate meetings of the independent directors), with the understanding that, on occasion, a director may be unable to attend a meeting. A director who is unable to attend a meeting of the Board or a committee of the Board is expected to notify the Chairman of the Board or the Chairman of the appropriate committee in advance of such meeting, and, whenever possible, participate in such meeting via teleconference in the case of an in-person meeting. Currently, we do not maintain a formal policy regarding director attendance at the Annual Meeting; however, it is expected that absent compelling circumstances each director will attend. All of our then-incumbent eight directors attended the 2021 Annual Meeting of Stockholders.
Committees of the Board
Our Board has established four standing committees--Audit, Compensation, Nominating and Corporate Governance, and Research and Development--each of which operates under a written charter that has been approved by our Board.
The members of each of the Board committees and committee Chairs are set forth in the following chart.

Name	Audit	Compensation	Nominating and Corporate Governance	Research and Development
Göran Ando, M.D.	-	X	-	Chair
Timothy C. Barabe	Chair	-	-	-
Carrie S. Cox	X	X	-	-
Nishan de Silva, M.D., M.B.A.	X	-	-	X
Scott D. Myers	-	Chair	X	-
Aymeric Sallin	-	X	-	-
Timothy A. Springer, Ph.D.	-	-	X	X
Patrick Zenner	X	-	Chair	-

Audit Committee
Our Audit Committee’s responsibilities include:
•appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•discussing our risk management policies;
•establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;
•meeting independently with our internal auditing staff, if any, independent registered public accounting firm and management;
•reviewing and approving or ratifying any related person transactions; and
•preparing the audit committee report required by the SEC rules.
The Audit Committee charter is available on the “Corporate Governance” section of the “Investors & Media” page of our website at www.selectabio.com. The members of the Audit Committee are Timothy C. Barabe, Carrie S. Cox and Patrick Zenner. Mr. Barabe serves as the Chairperson of the committee. Our Board has affirmatively determined that each of Mr. Barabe, Ms. Cox and Mr. Zenner is independent for purposes of serving on an audit committee under Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Nasdaq rules. The members of our Audit Committee meet the requirements for financial literacy under the applicable rules of Nasdaq. Our Board has determined that each of Mr. Barabe and Mr. Zenner qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.
In 2021, the Audit Committee met six times.
Compensation Committee
Our Compensation Committee is responsible for assisting the Board in the discharge of its responsibilities relating to the compensation of our executive officers. In fulfilling its purpose, our Compensation Committee has the following principal duties:
•annually reviewing and approving corporate goals and objectives relevant to CEO compensation;
•reviewing and approving, or making recommendations to our Board with respect to, the compensation of our CEO and other executive officers;
•overseeing an evaluation of our senior executives;
•administering our cash and equity incentive plans;
•reviewing and making recommendations to our Board with respect to director compensation;
•reviewing and discussing annually with management our “Compensation Discussion and Analysis”; and
•preparing the annual compensation committee report, if required by SEC rules.
The Compensation Committee has the authority to retain or obtain the advice of compensation consultants, legal counsel and other advisors to assist it in carrying out its responsibilities.
The Compensation Committee may delegate its authority under its charter to one or more subcommittees as it deems appropriate from time to time as further described in its charter, which is available on the “Corporate Governance” section of the “Investors & Media” page of our website at www.selectabio.com. The Compensation Committee may also delegate to an officer the authority to grant equity awards to certain employees, as further described in its charter and subject to the terms of our equity plans.

In 2021, the Compensation Committee engaged Radford Survey and Consulting, an Aon Hewitt company and compensation consulting firm (“Radford”), to assess and make recommendations with respect to the amount and types of compensation to provide our executives and directors. Radford reported directly to the Compensation Committee; however, our Chief Executive Officer consulted with Radford with respect to its assessments of the compensation of executive officers other than the Chief Executive Officer. The Compensation Committee reviewed compensation assessments provided by Radford comparing our compensation to that of a group of peer companies within our industry and met with Radford to discuss compensation of our executive officers and our Board, including the Chief Executive Officer, and to receive input and advice. The Compensation Committee has considered the adviser independence factors required under SEC rules as they relate to Radford and does not believe Radford’s work in 2021 raised a conflict of interest.
In 2022, the Compensation Committee engaged Compensia, Inc. (“Compensia”) to assess and make recommendations with respect to the amount and types of compensation to provide our executives and directors, and Radford was relieved of these duties.
The Compensation Committee uses competitive compensation data from an annual total compensation study of peer companies performed by Radford to inform the Compensation Committee’s decisions about overall compensation opportunities and specific compensation elements. Additionally, the Compensation Committee uses multiple reference points when establishing targeted compensation levels. The Compensation Committee does not benchmark specific compensation elements or total compensation to any specific percentile relative to the peer companies or the broader United States market. Instead, the Compensation Committee applies judgment and discretion in establishing targeted pay levels, taking into account not only competitive market data, but also factors such as Company, business and individual performance, scope of responsibility, critical needs and skill sets, leadership potential and succession planning.
The members of the Compensation Committee are Scott D. Myers, Göran Ando, M.D., Carrie S. Cox and Aymeric Sallin. Scott D. Myers serves as Chairperson of the committee. Our Board has determined that each of Mr. Myers, Dr. Ando, Ms. Cox and Mr. Sallin is independent under the applicable SEC and Nasdaq rules, including the heightened standard for independence specific to members of a compensation committee, and is a “non‑employee director” as defined in Rule 16b‑3 promulgated under the Exchange Act.
In 2021, the Compensation Committee met seven times.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee’s responsibilities include:
•identifying individuals qualified to become board members;
•recommending to our Board the persons to be nominated for election as directors and to each board committee;
•reviewing and making recommendations to our Board with respect to management succession planning;
•developing and recommending to our Board corporate governance principles; and
•overseeing a periodic assessment of our Board.
The Nominating and Corporate Governance Committee charter is available on the “Corporate Governance” section of the “Investors & Media” page of our website at www.selectabio.com. The members of the Nominating and Corporate Governance Committee are Patrick Zenner, Scott D. Myers and Timothy A. Springer, Ph.D. Mr. Zenner serves as the Chairperson of the committee. Our Board has determined that Mr. Myers, Dr. Springer and Mr. Zenner are independent under the applicable Nasdaq rules.
In 2021, the Nominating and Corporate Governance Committee met five times.
Research and Development Committee
The Research and Development Committee of the Board (the “Research and Development Committee”)’s responsibilities include:
•reviewing the Company’s research and development strategy as well as the Company’s long-term strategic goals and objectives, and monitoring the Company’s progress in achieving such goals and objectives;
•advising the Board on scientific, technological, and research and development matters, and on strategic issues associated with the Company’s product pipeline and technology;
•reviewing and discussing the effectiveness and competitiveness of the Company’s position and strategies in relation to emerging scientific and technology trends and activities relevant to the success of the Company’s product pipeline and technology;

•reviewing the quality, direction, and competitiveness of the Company’s research and development programs, and product pipeline;
•reviewing the organization, resources and capabilities of the Company’s research, analytical, CMC, and clinical departments;
•reviewing strategies and approaches to acquiring, in licensing, out licensing, and maintaining innovation and technology positions;
•advising the Board on the scientific, medical, and technical aspects of significant acquisitions, in licenses, out licenses, and other strategic business development transactions;
•assisting the Company in reviewing, as requested, the capabilities of the Company’s current and prospective key scientific, clinical, medical, or technical personnel and engagement with key opinion leaders, and the depth and breadth of the Company’s scientific resources;
•advising the Board, and the committees of the Board, as requested, with regard to performance and succession planning of the Company’s officers and other leadership of the research and development, manufacturing, medical, and other technical or scientific functions within the Company;
•providing counsel and know-how to the Company’s management in the area of research and development and the Company’s product pipeline and technology; and
•carrying out other tasks or providing other advice related to the Company’s product pipeline and technology as may be requested by the Board
The Research and Development Committee was formed in September 2021, and met one time in 2021.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis is intended to assist our stockholders in understanding our executive compensation program by providing an overview of our executive compensation-related policies, practices, and decisions for 2021. It also explains how we determined the material elements of compensation for our principal executive officer, our principal financial officer, and the three executive officers (other than our principal executive officer and principal financial officer) who were our most highly compensated executive officers as of December 31, 2021, and who we refer to as our “Named Executive Officers.” For 2021, our Named Executive Officers were:
•Carsten Brunn, Ph.D., our President and Chief Executive Officer (our “CEO”);
•Kevin Tan, our Chief Financial Officer (our “CFO”);
•Bradford D. Dahms, our former Chief Financial Officer, who served as our principal financial and accounting officer during portions of 2021;
•Ann K. Donohue, our V.P. Finance and Corporate Controller and former principal financial officer, who served as our principal financial and accounting officer during portions of 2021;
•Peter G. Traber, M.D., our Chief Medical Officer;
•Takashi Kei Kishimoto, Ph.D., our Chief Scientific Officer; and
•Lloyd Johnston, Ph.D., our Chief Operations Officer.
Specifically, this Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each compensation element that we provide to our executive officers. In addition, it explains how and why the Compensation Committee of our Board (the “Compensation Committee”) arrived at the specific compensation decisions for our executive officers, including our Named Executive Officers, in 2021.
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
2021 Business Highlights
•Received positive top-line data of SEL-399 in a Phase 1 trial.

•Completed enrollment of DISSOLVE I Phase 3 trial for SEL-212 for the potential treatment of chronic refractory gout.

•Observed synergistic activity of ImmTOR and IL-2 (which we refer to as ImmTOR-ILTM) in expanding antigen-specific regulatory T cells and improving durability of immune tolerance.

•Filed investigational new drug application for methylmalonic acidemia program.

•Operated within internal budget for 2021.

•Received $3 million payment from Sarepta for the completion of pre-specified pre-clinical milestones.

•Strengthened executive team with additions of Mr. Tan and Kristen Baldwin, our Chief People Officer.

•Appointed Dr. de Silva to Board.

•Participated in several healthcare industry conferences.

•Entered into strategic licensing agreement with Takeda Pharmaceuticals USA, Inc. to develop therapies for patients with lysosomal storage disorders.

•Entered into collaboration with Cyrus Biotechnology, Inc. to develop novel engineered therapeutic proteins.

•Entered into Exclusive License Agreement with Genovis AB (publ.) to in-license novel IgG protease, Xork, to treat certain IgG-mediated autoimmune diseases and potentially unlock full potential of transformative gene therapies.

•Entered into partnership with Ginkgo Bioworks Holdings, Inc. (“Ginkgo Bioworks”) to create potentially transformative enzymes to treat select auto-immune diseases.

•Entered into collaboration with Ginkgo Bioworks to develop next-generation gene therapy capsids.

•Hired Jude Samulski, Ph.D. as gene therapy special advisor.

•Matured and professionalized people and culture operations in the form of transparent and data-driven compensation practices for non-executive employees, marked increase in internal communications, cutting-edge talent management tools, and launch of company-wide culture and engagement initiatives.

•Raised $51.9 million in net proceeds through use of at-the-market facilities with SVB Securities LLC and Jefferies LLC.

•After year end, in April 2022, raised $36 million in net proceeds through an SEC-registered securities offering.
2021 Executive Compensation Highlights
Consistent with our performance and compensation philosophy, the Compensation Committee (and, in the case of Ms. Donohue, Dr. Brunn) took the following compensation actions for our Named Executive Officers for 2021:

Named Executive Officer	2021 Base Salary Increase from 2020	2021 Annual Bonus as a Percentage of Target Bonus	2021 Annual Time-Based Restricted Stock Units Award (# of shares)	2021 Performance-Based Restricted Stock Units Award (# of shares)	Percentage of Restricted Stock Units Actually Realized at Target/Maximum
Carsten Brunn, Ph.D.	3.5%	55%	137,200	75,000	100%
Kevin Tan	-	40%	-	-	-
Bradford D. Dahms	6.7%	40%	38,000	27,500	0%*
Ann K. Donohue	-	-	-	-	-
Peter G. Traber, M.D.	0%	40%	47,100	27,500	100%
Takashi Kei Kishimoto, Ph.D.	3.4%	40%	38,000	27,500	100%
Lloyd Johnston, Ph.D.	4.0%	40%	38,000	27,500	100%
* Mr. Dahms resigned from our Company prior to meeting the performance conditions for the vesting of performance-based restricted stock.
Emphasis on Variable and Performance-Based Compensation
The annual compensation of our executive officers, including our Named Executive Officers, varies from year to year based on our corporate financial and operational results and individual performance. Consistent with our compensation philosophy, our executive compensation program emphasizes “variable” pay over “fixed” pay and seeks to balance short-term and long-term incentives, as well as performance-based and time-based incentives. In 2021, the majority of the target total direct compensation of our CEO consisted of variable pay, including cash awarded under our annual bonus plan and long-term incentives in the form of equity awards for which value is likely to be variable. Fixed pay, primarily consisting of base salary, made up only 15.5% of our CEO’s target total direct compensation in 2021, while variable pay, consisting of annual incentives in the form of an annual bonus program and long-term incentives in the form of equity awards, made up 84.5% of his target total direct compensation. Similar allocations applied to our other executive officers, including our other Named Executive Officers. The following chart shows the percentages of target variable pay versus target fixed pay for our CEO and our other Named Executive Officers in 2021:

Named Executive Officer	Title	Total Pay (2021)	Percentage of Pay (Fixed)	Percentage of Pay (Variable)
Carsten Brunn, Ph.D.	President and Chief Executive Officer	$3,671,395	15.5%	84.5%
Kevin Tan	Chief Financial Officer	$2,601,621	4.2%	95.8%
Bradford D. Dahms	Former Chief Financial Officer	$868,052	21.1%	78.9%
Ann K. Donohue	VP, Finance, Former Principal Financial Officer	$361,493	57.8%	42.2%
Peter G. Traber, M.D.	Chief Medical Officer	$1,600,685	27.5%	72.5%
Takashi Kei Kishimoto, Ph.D.	Chief Scientific Officer	$1,306,675	30.6%	69.4%
Lloyd Johnston, Ph.D.	Chief Operations Officer	$1,304,845	30.6%	69.4%

Executive Compensation Practices
We endeavor to maintain sound executive compensation policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy. During 2021, the following executive compensation policies and practices were in place, including both policies and practices we have implemented to drive performance and policies and practices that either prohibit or minimize behaviors that we do not believe serve our stockholders’ long-term interests:
What We Do

✓
Compensation Committee Independence – Our Board maintains a Compensation Committee comprised solely of independent directors who have established effective means for communicating with our stockholders regarding their executive compensation ideas and concerns.

✓
Compensation Committee Advisor Independence – The Compensation Committee engages and retains its own advisors. During 2021, the Compensation Committee engaged Radford to assist with its responsibilities. In 2022, the Compensation Committee engaged Compensia to assist moving forward, and relieved Radford of its advisory duties on executive compensation. Compensia performs no consulting or other services for the Company.

✓
Annual Compensation Review – The Compensation Committee conducts an annual review of our executive compensation philosophy and strategy, including a review of the compensation peer group used for comparative purposes.

✓
Compensation-Related Risk Assessment – We conduct an annual evaluation of our compensation programs, policies, and practices to ensure that they reflect an appropriate level of risk-taking but do not encourage our employees to take excessive or unnecessary risks that could have a material adverse impact on our Company.

✓
Emphasize Performance-based Incentive Compensation – The Compensation Committee designs our executive compensation program to use performance-based long-term incentive compensation awards to align of the long-term interests of our executive officers with the interests of our stockholders.

✓
Emphasize Long-Term Equity Compensation – The Compensation Committee uses equity awards to deliver long-term incentive compensation opportunities to our executive officers, including our Named Executive Officers. These equity awards vest or may be earned over multi-year periods, which we believe better serves our long-term value creation goals and retention objectives.

✓
Limited Executive Perquisites – We provide only modest amounts of perquisites or other personal benefits that serve a sound business purpose to the Named Executive Officers. In addition, the Named Executive Officers participate in our health and welfare benefit programs on the same terms as all of our employees.

✓
“Double-Trigger” Change in Control Arrangements – The post-employment compensation arrangements for our executive officers, including our Named Executive Officers, are based on a “double-trigger” arrangement that provides for the receipt of payments and benefits only in the event of (i) a change in control of the Company and (ii) a qualifying termination of employment.

✓
Reasonable Change-in-Control Arrangements – We believe the post-employment compensation arrangements for our executive officers, including our Named Executive Officers, provide for amounts and multiples that are within reasonable market norms.

✓	Prohibition on Hedging and Pledging – Under our Insider Trading Policy, we prohibit our employees from hedging any Company securities and from pledging any Company securities as collateral for a loan.
✓	Succession Planning – Our Board reviews the risks associated with our key executive positions on an annual basis so that we continue to evaluate an adequate succession strategy.

What We Do Not Do

X
Retirement Programs – Other than our Section 401(k) plan generally available to all employees, we do not offer defined benefit or contribution retirement plans or arrangements or nonqualified deferred compensation plans or arrangements for our executive officers, including our Named Executive Officers.

X	No Dividends – We do not pay dividends or dividend equivalents on unvested or unearned restricted stock units and performance-based restricted stock unit awards.
X	No Stock Option Repricing – We do not reprice options to purchase shares of our Common Stock without stockholder approval.
Compensation Philosophy and Guiding Principles
We have designed our executive compensation program to reward our executive officers, including our Named Executive Officers, at a level consistent with our overall strategic and financial performance and to provide remuneration sufficient to attract, retain, and motivate them to exert their best efforts in the highly competitive markets and industries in which we operate. We believe that competitive compensation packages consisting of a combination of base salaries, annual cash bonus opportunities, and long-term incentive opportunities in the form of equity awards that are earned over a multi-year period, enable us to attract top talent, motivate successful short-term and long-term performance, satisfy our retention objectives, and align the compensation of our executive officers with our performance and long-term value creation for our stockholders.
The Compensation Committee periodically reviews and analyzes market trends and the prevalence of various compensation delivery vehicles and adjusts the design and operation of our executive compensation program from time to time as it deems necessary and appropriate. In designing and implementing the various elements of our executive compensation program, the Compensation Committee considers market and industry practices, as well as the tax efficiency of our compensation structure and its impact on our financial condition. While the Compensation Committee considers all of the factors in its deliberations, it places no formal weighting on any one factor.
As we continue to grow, the Compensation Committee will evaluate our compensation philosophy and program objectives as circumstances require. At a minimum, we expect the Compensation Committee to review executive compensation annually.
Compensation-Setting Process
Role of the Compensation Committee
The Compensation Committee, among its other responsibilities, establishes our overall compensation philosophy and reviews and approves our executive compensation program, including the specific compensation of our executive officers, including our Named Executive Officers. The Compensation Committee has the authority to retain special counsel and other advisors, including compensation consultants, to assist in carrying out its responsibilities to determine the compensation of our executive officers. The Compensation Committee’s authority, duties, and responsibilities are described in its charter, which is reviewed annually and revised and updated as warranted. The charter is available on the “Corporate Governance” section of the “Investors & Media” page of our website at www.selectabio.com/.
While the Compensation Committee determines our overall compensation philosophy and approves the compensation of our executive officers, it relies on its compensation consultant and legal counsel, as well as our CEO, our CFO, our Chief People Officer, and other staff to formulate recommendations with respect to specific compensation actions. The Compensation Committee makes all final decisions regarding compensation, including base salary levels, target annual cash bonus opportunities, actual cash bonus payments, and long-term incentives in the form of equity awards. The Compensation Committee meets on at least a quarterly basis and at other times as needed. The Compensation Committee periodically reviews compensation matters with our Board.
At the conclusion of each year, the Compensation Committee reviews our executive compensation program, including any incentive compensation plans and arrangements, to assess whether our compensation elements, actions, and decisions are (i) properly coordinated, (ii) aligned with our vision, mission, values, and corporate goals, (iii) provide appropriate short-term and long-term incentives for our executive officers, (iv) achieve their intended purposes, and (v) are competitive with the compensation of executives in comparable positions at the companies with which we compete for executive talent. Following this assessment, the Compensation Committee makes any necessary or appropriate modifications to our existing plans and arrangements or adopts new plans or arrangements.
The Compensation Committee also conducts an annual review of our executive compensation strategy to ensure that it is appropriately aligned with our business strategy and achieving our desired objectives. Further, the Compensation Committee reviews market trends and changes in competitive compensation practices, as further described below. Based on its review and assessment, the Compensation Committee, from time to time, recommends changes in our executive compensation program to our Board.
The factors considered by the Compensation Committee in determining the compensation of our executive officers, including our Named Executive Officers, for 2021 included:

•the recommendations of our CEO (except with respect to his own compensation) as described below;
•our corporate growth and other elements of financial performance;
•our corporate and individual achievements against one or more short-term and long-term performance objectives;
•the individual performance of each executive officer against his management objectives;
•a review of the relevant competitive market analysis prepared by its compensation consultant (as described below);
•the expected future contribution of the individual executive officer;
•historical compensation awards we have made to our executive officers; and
•internal pay equity based on the impact on our business and performance.
The Compensation Committee did not weight these factors in any predetermined manner, nor did it apply any formulas in making its decisions. The members of the Compensation Committee considered this information in light of their individual experience, knowledge of the Company, knowledge of each executive officer, knowledge of the competitive market, and business judgment in making their decisions regarding executive compensation and our executive compensation program.
As part of this process, the Compensation Committee also evaluates the performance of our CEO each year and makes all decisions regarding his base salary adjustments, target annual cash bonus opportunities, actual cash bonus payments, and long-term incentives in the form of equity awards. Our CEO is not present during any of the deliberations regarding his compensation.
Role of our CEO
Our CEO works closely with the Compensation Committee in determining the compensation of our other executive officers, including the other Named Executive Officers. Typically, our CEO works with the Compensation Committee to recommend the structure of the annual bonus plan, and to identify and develop corporate and individual performance objectives for such plan, and to evaluate actual performance against the selected measures. Our CEO also makes recommendations to the Compensation Committee as described in the following paragraph and is involved in the determination of compensation for the respective executive officers who report to him.
At the beginning of each year, our CEO reviews the performance of our other executive officers, including the other Named Executive Officers, for the previous year, and then shares these evaluations with, and makes recommendations to, the Compensation Committee for each element of compensation. Using his subjective evaluation of each executive officer’s performance and taking into consideration historical compensation awards to our executive officers and our corporate performance during the preceding year, these recommendations concern base salary adjustments, target annual cash bonus opportunities, actual bonus payments, and long-term incentives in the form of equity awards for each of our executive officers (other than himself) based on our results, the individual executive officer’s contribution to these results, and his or her performance toward achieving his or her individual performance goals. The Compensation Committee then reviews these recommendations and considers the other factors described above and makes decisions as to the target total direct compensation of each executive officer (other than our CEO), as well as each individual compensation element.
While the Compensation Committee considers our CEO’s recommendations, as well as the competitive market analysis prepared by its compensation consultant, these recommendations and market data serve as only two of several factors in making its decisions with respect to the compensation of our executive officers. Ultimately, the Compensation Committee applies its own business judgment and experience to determine the individual compensation elements and amount of each element for our executive officers. Moreover, no executive officer participates in the determination of the amounts or elements of his or her own compensation.
Role of Compensation Consultant
Pursuant to its charter, the Compensation Committee has the authority to engage its own legal counsel and other advisors, including compensation consultants, as it determined in its sole discretion, to assist in carrying out its responsibilities. The Compensation Committee makes all determinations regarding the engagement, fees, and services of these advisors, and any such advisor reports directly to the Compensation Committee.
In 2021, pursuant to this authority, the Compensation Committee engaged Radford, a national compensation consulting firm, to provide information, analysis, and other assistance relating to our executive compensation program on an ongoing basis. The nature and scope of the services provided to the Compensation Committee by Radford in 2021 were as follows:
•developed and subsequently updated the compensation peer group;
•provided advice with respect to compensation best practices and market trends for executive officers and members of our Board;

•conducted an analysis of the levels of overall compensation and each element of compensation for of our executive officers and non-executive employees;
•conducted an analysis of the levels of overall compensation and each element of compensation for the members of our Board; and
•provided ad hoc advice and support throughout the year.
Representatives of Radford attended meetings of the Compensation Committee as requested and also communicated with the Compensation Committee outside of meetings. Radford reported to the Compensation Committee rather than to management, although Radford was permitted to meet with members of management, including our CEO and members of our executive compensation staff, for purposes of gathering information on proposals that management may make to the Compensation Committee. During 2021, Radford met with various executive officers to collect data and obtain management’s perspective on various executive compensation proposals.
In 2022, the Company engaged Compensia to become its compensation consultant for 2022 and beyond. Neither Radford nor Compensia has provided any other services to us nor received any compensation other than with respect to the services described above.
The Compensation Committee has assessed the independence of Radford and Compensia taking into account, among other things, the various factors as set forth in Exchange Act Rule 10C-1 and the enhanced independence standards and factors set forth in the applicable Nasdaq listing standards, and has concluded that its relationship with Radford and Compensia and the work of both Radford and Compensia on behalf of the Compensation Committee has not raised any conflict of interest.
Competitive Positioning
The Compensation Committee believes that the competitive market for executive talent includes the biotechnology and life sciences industries broadly. Accordingly, it develops a compensation peer group to contain a carefully selected cross-section of such public and private biotechnology and life sciences companies using factors described below, with employee sizes, therapeutic focuses, stages of development and market capitalizations that are similar to ours. This data is supplemented with executive compensation survey data representing both public and private biotechnology and life sciences companies that are of similar size. The Compensation Committee considers the compensation practices of these peer group companies as one factor in its compensation deliberations.
Compensation Peer Group
As part of its deliberations, the Compensation Committee considers competitive market data on executive compensation levels and practices and a related analysis of such data. This data is drawn from a select group of peer companies developed by the Compensation Committee, as well as compensation survey data.
In 2021, the Compensation Committee directed its compensation consultant to formulate a group of peer companies to be used as a reference for market positioning and for assessing competitive market practices. The compensation consultant undertook a detailed review of the pool of U.S.-based publicly traded and private companies, taking into consideration our industry and sector, the size of such companies (based on revenues and market capitalization) relative to our size and growth rate, and the following additional factors:
•the company’s stage of clinical development;
•the company’s area(s) of therapeutic focus;
•the company’s market capitalization
•the comparability of the company’s organizational complexities and growth attributes;
•the comparability of the company’s business focus and corporate strategy;
•the company’s consumer products and/or business services focus; and
•the comparability of the company’s operational performance (for consistency with our strategy and future performance expectations).
Following this review, the compensation consultant recommended to the Compensation Committee the following peer group to consist of 20 private and publicly traded biotechnology and life sciences companies, which the Compensation Committee subsequently approved. The selected companies had market capitalizations ranging from $100 million to $1 billion, with a median of $338 million. The companies comprising the compensation peer group were as follows:

AVROBIO	Intellia Therapeutics	Sio Gene Therapies
Calithera Biosciences	Jounce Therapeutics	Solid Biosciences
Cogent Biosciences	Magenta Therapeutics	Spero Therapeutics
Concert Pharmaceuticals	MeiraGTx	Syros Pharmaceuticals
Constellation Pharmaceuticals	Orchard Therapeutics	Translate Bio
Five Prime Therapeutics	Prevail Therapeutics	Voyager Therapeutics
Homology Medicines	Rubius Therapeutics
This compensation peer group was used by the Compensation Committee in connection with its annual review of our executive compensation program in December 2020. Specifically, the Compensation Committee reviewed the compensation data drawn from the compensation peer group, in combination with industry-specific compensation survey data, to develop a subjective representation of the “competitive market” with respect to current executive compensation levels and related policies and practices. The Compensation Committee then evaluated how our pay practices and the compensation levels of our executive officers compared to the competitive market. As part of this evaluation, the Compensation Committee also reviewed the performance measures and performance goals generally used within the competitive market to reward performance.
In 2021, using the same criteria as described above but updating the criteria (employee size, stage of clinical development, area of therapeutic focus and market capitalization) to align with our then-current status, the compensation consultant evaluated the existing compensation peer group and recommended to the Compensation Committee the following peer group to consist of 20 private and publicly traded biotechnology companies, which the Compensation Committee subsequently approved. The selected companies had market capitalizations ranging from $150 million to $1.3 billion, with a median of $445 million. The companies comprising the updated compensation peer group were as follows:

Aldeyra Therapeutics	Homology Medicines	REGENXBIO
Altimmune	Immunovant	Sio Gene Therapies
AnaptysBio	Iteos Therapeutics	Solid Biosciences
AVROBIO	Jounce Therapeutics	Spero Therapeutics
Calithera Biosciences	Magenta Therapeutics	SQZ Biotechnologies
Cogent Biosciences	MeiraGTx	Syros Pharmaceuticals
Concert Pharmaceuticals	Orchard Therapeutics	Voyager Therapeutics
We do not believe that it is appropriate to make compensation decisions, whether regarding base salaries or short-term or long-term incentive compensation, upon any type of benchmarking to a peer or other representative group of companies. The Compensation Committee believes that information regarding the compensation practices at other companies is useful in at least two respects. First, the Compensation Committee recognizes that our compensation policies and practices must be competitive in the marketplace. Second, this information is useful in assessing the reasonableness and appropriateness of individual executive compensation elements and of our overall executive compensation packages. This information is only one of several factors that the Compensation Committee considers, however, in making its decisions with respect to the compensation of our executive officers.
Compensation Elements
The three primary elements of our executive compensation programs are: (1) base salary, (2) annual cash bonus opportunities, and (3) long-term incentives in the form of equity awards, as described below:

Compensation Element	What This Element Rewards	Purpose and Key Features of Element
Base salary	Individual performance, level of experience, expected future performance and contributions.	Provides competitive level of fixed compensation determined by the market value of the position, with actual base salaries established based on the facts and circumstances of each executive officer and each individual position.
Annual cash bonuses	Achievement of pre-established corporate and individual performance objectives (for 2021, focused on the advancement of our pipeline, corporate strategy and business development, and the company’s financials, as well as individual contributions and management objectives).	Motivate executive officers to achieve certain corporate objectives and drive the company’s value.

Generally, performance levels are established to incent our executive officers to achieve or exceed performance objectives. For 2021, payouts for corporate performance objectives were not weighted individually, and the Compensation Committee had discretion to award based on overall achievement of the corporate goals as a group, taking into account overachievement on certain objectives, depending on actual achievement and payouts for individual performance objectives could range from 0% to an undetermined percentage.
Long-term incentives/equity awards	Achievement of corporate and individual performance objectives designed to enhance long-term stockholder value and attract, retain, motivate, and reward executive officers over extended periods for achieving important corporate objectives. Vesting requirements promote retention of highly-valued executive officers.	Annual equity awards that vest over four years and provide a variable “at risk” pay opportunity. Because the ultimate value of these equity awards is directly related to the market price of our Common Stock, and the awards are only earned over an extended period of time subject to vesting, they serve to focus management on the creation and maintenance of long-term stockholder value.

In 2021, the Board awarded a grant of performance-based restricted stock units which carried performance criteria related to the positive top-line data reported from our SEL-399 Empty Capsid clinical trial as well as the entrance into a value-creating strategic transaction.
Our executive officers also participate in the standard employee benefit plans available to all of our employees . In addition, our executive officers are eligible for modest post-employment (severance and change in control) payments and benefits under certain circumstances. Each of these compensation elements is discussed in detail below, including a description of the particular element and how it fits into our overall executive compensation and a discussion of the amounts of compensation paid to our executive officers, including our Named Executive Officers, in 2021 under each of these elements.
Base Salary
We believe that a competitive base salary is a necessary element of our executive compensation program, so that we can attract and retain a stable management team. Base salaries for our executive officers are also intended to be competitive with those received by other individuals in similar positions at the companies with which we compete for talent, as well as equitable across the executive team.
Generally, we establish the initial base salaries of our executive officers through arm’s-length negotiation at the time we hire the individual executive officer, taking into account his or her position, qualifications, experience, prior salary level, and the base salaries of our other executive officers.
Thereafter, the Compensation Committee reviews the base salaries of our executive officers, including our Named Executive Officers, annually and makes adjustments to base salaries as it determines to be necessary or appropriate.
In December 2020, the Compensation Committee reviewed the base salaries of our executive officers, taking into consideration a competitive market analysis performed by Compensia and the recommendations of our CEO (except with respect to his own base salary), as well as the other factors described above. Following this review, the Compensation Committee set the base salaries of our executive officers at levels that it believed were appropriate to maintain their competitiveness. The base salaries of our Named Executive Officers for 2021 were as follows:

Named Executive Officer	2020 Base Salary	2021 Base Salary	Percentage Adjustment
Carsten Brunn, Ph.D.	$550,000	$569,300	3.5%
Bradford D. Dahms	$375,000	$400,000	6.7%
Ann K. Donohue	-	$225,000	-
Kevin Tan	-	$410,000	-
Peter G. Traber, M.D.	$440,000	$440,000	-
Takashi Kei Kishimoto, Ph.D.	$386,703	$400,000	3.4%
Lloyd Johnston, Ph.D.	$384,537	$400,000	4.0%
The base salaries of our Named Executive Officers during 2021 are also set forth in the “2021 Summary Compensation Table” below.
Annual Cash Bonuses
We use annual bonuses paid to motivate our executive officers, including our Named Executive Officers, to achieve our short-term financial and operational objectives while making progress towards our longer-term growth and other goals. Consistent with our executive compensation philosophy, these annual bonuses are intended to help us to deliver a competitive total direct compensation opportunity to our executive officers. Annual cash bonuses are entirely performance-based, are not guaranteed, and may vary materially from year-to-year.
Typically, the Compensation Committee establishes cash bonus opportunities pursuant to a set of board-approved corporate goals that measures and rewards our executive officers for our actual corporate and their individual performance over our fiscal year. The cash bonus plan is designed to pay above-target bonuses when we exceed our annual corporate objectives and below-target bonuses when we do not achieve these objectives.
In February 2021, the Compensation Committee determined to award cash bonus opportunities to our executive officers, including our Named Executive Officers, pursuant to the cash bonus plan for 2021 (the “2021 Bonus Plan”). Under the 2021 Bonus Plan, the Compensation Committee had the authority to select the performance measures and related target levels applicable to the annual cash bonus opportunities for our executive officers. The performance measures involving our financial results could be determined in accordance with generally accepted accounting principles (“GAAP”), or such financial results could consist of non-GAAP financial measures, and any actual results were subject to adjustment by the Compensation Committee for one-time items or unbudgeted or unexpected items when determining whether the target levels for the performance measures had been met. Individual performance objectives could be established on the basis of any factors the Compensation Committee determined relevant, and were subject to adjustment on an individual, divisional, business unit, or Company-wide basis.
Under the 2021 Bonus Plan, the Compensation Committee could, in its sole discretion and at any time, increase, reduce, or eliminate a participant’s actual bonus payment, and/or increase, reduce, or eliminate the amount allocated to the bonus pool for the year. Further, the actual bonus payment could be below, at, or above a participant’s target bonus opportunity, in the Compensation Committee’s sole discretion. The Compensation Committee could determine the amount of any reduction on the basis of such factors as it deemed relevant, and it was not required to establish any allocation or weighting with respect to the factors it considers.

Target Bonus Opportunities
For 2021, the target annual cash bonus opportunities for each of our Named Executive Officers under the 2021 Bonus Plan, expressed as a percentage of his or her annual base salary, were as follows:

Named Executive Officer	Annual Base Salary	Target Bonus Opportunity (as a percentage of base salary)	Target Bonus Opportunity ($)	Actual Bonus Payout ($)
Carsten Brunn, Ph.D.	$569,300	55%	$313,115	$313,115
Bradford D. Dahms	$400,000	40%	$160,000	$—
Ann K. Donohue	$225,000	30%	$67,500	$74,250
Kevin Tan	$410,000	40%	$46,280(1)	$46,280(1)
Peter G. Traber, M.D.	$440,000	40%	$176,000	$181,000
Takashi Kei Kishimoto, Ph.D.	$400,000	40%	$160,000	$160,000
Lloyd Johnston, Ph.D.	$400,000	40%	$160,000	$160,000
(1) Mr. Tan’s bonus was prorated from his start date in September 2021.
Corporate and Individual Performance Objectives
For purposes of the 2021 Bonus Plan, the Compensation Committee selected certain pre-specified advancements to our candidate pipeline, developments in our corporate strategy and business partnerships, and financial objectives as the corporate performance measures. Each of these corporate performance measures was equally weighted. The Compensation Committee believed these performance measures were appropriate for our business because they provided a balance between moving our product candidates further in the clinic, managing our expenses, and maximizing the potential value of our ImmTOR technology, which it believes most directly influences long-term stockholder value. At the same time, the Compensation Committee established target performance levels for each of these measures at levels that it believed to be challenging, but attainable, through the successful execution of our annual operating plan. The Compensation Committee determined that we had achieved 100% of our bonus target achievement under the 2021 Bonus Plan. In an effort to recognize Dr. Traber’s efforts toward the clinical development of our pipeline, the Compensation Committee awarded Dr. Traber an additional discretionary bonus beyond his 100% target achievement.
2021 Performance Results and Bonus Decisions
In December 2021, the Compensation Committee determined that our actual achievement with respect to the corporate financial objectives under the 2021 Bonus Plan was as follows:

Corporate Performance Measure	2021 Target Achievement %
Pipeline Development	100%
Corporate Strategy and Business Development	100%
Finance	100%
The Compensation Committee determined that, based on our actual performance with respect to each corporate performance measure, the corporate performance objectives had been achieved, in the aggregate, at a 100% level. Based on its review of our overall corporate performance, and taking into account an additional discretionary bonus for Dr. Traber, the Compensation Committee approved bonus payments as follows for our Named Executive Officers:

Named Executive Officer	Target Annual Cash Bonus Opportunity	Amount Related to Corporate Financial Objectives	Amount of Individual Discretionary Bonus	Actual Annual Cash Bonus Payment	Percentage of Target Annual Cash Bonus Opportunity
Carsten Brunn, Ph.D.	$313,115	$313,115	$—	$313,115	100%
Bradford D. Dahms	$160,000	$160,000	$—	$—	—%
Ann K. Donohue	$67,500	$67,500	$6,750	$74,250	110%
Kevin Tan	$46,280	$46,280	$—	$46,280	100%
Peter G. Traber, M.D.	$176,000	$176,000	$5,000	$181,000	103%
Takashi Kei Kishimoto, Ph.D.	$160,000	$160,000	$—	$160,000	100%
Lloyd Johnston, Ph.D.	$160,000	$160,000	$—	$160,000	100%

The annual cash bonuses paid to our Named Executive Officers for 2021 are also set forth in the “2021 Summary Compensation Table” below.
Long-Term Incentive Compensation
We use long-term incentive compensation in the form of equity awards to motivate our executive officers, including our Named Executive Officers, by providing them with the opportunity to build an equity interest in the Company and to share in the potential appreciation of the value of our Common Stock. Historically, we have relied on options to purchase shares of our Common Stock and, beginning in 2018, restricted stock unit (“RSU”) awards that may be settled for shares of our Common Stock as the principal vehicles for delivering long-term incentive compensation opportunities to our executive officers. The Compensation Committee views equity awards, whether the awards are subject to time-based vesting requirements or are to be earned based on the attainment of specific performance objectives, as inherently variable since the grant date fair value of these awards may not necessarily be indicative of their value when, and if, the shares of our Common Stock underlying these awards are ever earned or purchased. The Compensation Committee further believes these awards enable us to attract and retain key talent in our industry and aligns our executive officers’ interests with the long-term interests of our stockholders.
Generally, in determining the size of the equity awards granted to our executive officers the Compensation Committee takes into consideration the recommendations of our CEO (except with respect to his own equity award), as well as the factors described above. The Compensation Committee also considers the dilutive effect of our long-term incentive compensation practices, and the overall impact that these equity awards, as well as awards to other employees, will have on stockholder value.
In January 2021, the Compensation Committee approved equity awards for our executive officers, including our Named Executive Officers, in recognition of our financial and operational results and each executive officer’s individual performance for 2020, as well as for retentive purposes. In determining the amount of each executive officer’s equity award, the Compensation Committee took into consideration the recommendations of our CEO (except with respect to his own equity award), as well as the factors described above. The Compensation Committee also considered the existing equity holdings of each executive officer, including the current economic value of their unvested equity awards and the ability of these unvested holdings to satisfy our retention objectives.
These equity awards consisted of both options to purchase shares of our Common Stock and, for certain executive officers, RSU awards that may be settled for shares of our Common Stock. The equity awards granted to our Named Executive Officers in 2021 were as follows:

Named Executive Officer	Stock Options (Number of Shares)	Restricted Stock Unit Awards (Number of Shares)	Performance-Based Restricted Stock Units (Number of Shares)
Carsten Brunn, Ph.D.	833,000	137,200	75,000
Bradford D. Dahms	230,000	38,000	27,500
Ann K. Donohue	27,000	4,250	—
Kevin Tan	750,000	—	—
Peter G. Traber, M.D.	284,400	47,100	27,500
Takashi Kei Kishimoto, Ph.D.	230,000	38,000	27,500
Lloyd Johnston, Ph.D.	230,000	38,000	27,500
The options to purchase shares of our Common Stock granted to our executive officers, including the Named Executive Officers, in January 2021 were subject to a time-based vesting requirement providing that these options are to vest as to 25% of the shares of our Common Stock subject to the option on the first anniversary of the date of grant and, thereafter, as to 1/48th of the shares subject to the option for each of the following 36 months thereafter, assuming the continued service of the executive officers on each such vesting date.
The RSU awards granted to our executive officers, including the Named Executive Officers, in January 2021 were subject to a time-based vesting requirement providing that these awards are to vest as to 25% of the shares of our Common Stock subject to the award in four equal annual installments, each on the anniversary of the grant date, such that on the fourth anniversary of the grant date, the award would be fully vested, assuming the continued service of the executive officers on each such vesting date.
The performance-based RSUs granted to our executive officers, including the Named Executive Officers, in January 2021 were subject to performance condition-based vesting. The performance conditions were such that the RSUs would vest in two equal installments on the dates that the Administrator (as defined in the 2016 Incentive Award Plan) determines (the “Administrator Determination”) that (i) the Company obtains positive top-line results from a proof-of-concept study in the field of gene therapy; and (ii) that the Company enters into a value creating strategic transaction (each of (i) and (ii), a “Performance Condition”), provided that, if an Administrator Determination does not occur with respect to a Performance Condition on or prior to December 31, 2021 or the Administrator determines that a Performance Condition was not satisfied, the Restricted

Stock Units associated with such Performance Condition would be forfeited for no consideration. On October 1, 2021, the Compensation Committee determined that the second performance condition had been satisfied. On December 8, 2021, the Compensation Committee determined that the first performance condition had been satisfied, and the performance-based RSU award was fully vested.
Other Equity Grants
In connection with the commencement of his employment with the Company, the Compensation Committee approved a one-time equity grant in the form of stock options for Mr. Tan (the “New Employment Grant Options”) as follows:

Employee	Number of Options	Grant Date
Kevin Tan	750,000	9/20/2021
The New Employment Grant Options are subject to a time-based vesting requirement providing that these options are to vest as to 25% of the shares of our Common Stock subject to the option on the first anniversary of the date of grant and, thereafter, as to 1/48th of the shares subject to the option each of the following 36 months, assuming the continued service of the executive officers on each such vesting date.
Additionally, in September 2021, the Compensation Committee approved a one-time equity grant in the form of stock options and RSUs to Drs. Brunn and Traber in recognition of their accomplishments to-date in 2021 as follows:

Employee	Number of Options	Number of RSUs
Carsten Brunn, Ph.D.	163,000	27,200
Peter G. Traber, M.D.	54,400	9,100
Welfare and Health Benefits
We maintain a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code, as amended (the “Code”), for our employees, including our executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service that provides them with an opportunity to save for retirement on a tax-advantaged basis. We intend for this plan to qualify under Sections 401(a) and 501(a) of the Code so that contributions by employees to the plan, and income earned on plan contributions, are not taxable to employees until distributed from the applicable plan. In addition, all contributions are deductible by us when made.
All participants’ interests in their deferrals are 100% vested when contributed under both plans. In 2021, we matched 50% of contributions made by participants in the 401(k) plan up to a maximum Company match of $3,400 per year. Under the plan, pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions.
In addition, we provide other benefits to our executive officers, including our Named Executive Officers, on the same basis as all of our full-time employees. These benefits include health, dental and vision benefits, health and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, and basic life insurance coverage. We also provide vacation and other paid holidays to all employees, including our executive officers. We do not offer our employees a non-qualified deferred compensation plan or pension plan.
We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices, the competitive market and our employees' needs.
Perquisites and Other Personal Benefits
Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites to our executive officers, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment and retention purposes. During 2021, none of the Named Executive Officers received perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each Named Executive Officer.
In the future, we may provide perquisites or other personal benefits to our executive officers in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment, motivation or retention purposes. We do not expect that these perquisites or other personal benefits will be a significant aspect of our executive compensation program. All future practices with respect to perquisites or other personal benefits will be subject to periodic review by the Compensation Committee.
Employment Arrangements

During the period of their service with our Company, we had employment agreements in place with each of our executive officers, including our CEO and our other Named Executive Officers, other than Ms. Donohue, to whom we have extended a written offer letter. Each of these arrangements was approved on our behalf by our Board or the Compensation Committee, as applicable, or by the CEO, subject to his authority as granted by the Board. We believe that these arrangements were appropriate to induce these individuals to forego other employment opportunities or leave their current employer for the uncertainty of a demanding position in a new and unfamiliar organization.
In filling these executive positions, our Board or the Compensation Committee, as applicable, was aware that it would be necessary to recruit candidates with the requisite experience and skills to manage a growing business in a dynamic and ever-changing environment. Accordingly, it recognized that it would need to develop competitive compensation packages to attract qualified candidates in a highly competitive labor market. At the same time, our Board or the Compensation Committee, as applicable, was sensitive to the need to integrate new executive officers into the executive compensation structure that it was seeking to develop, balancing both competitive and internal equity considerations.
Each of these employment arrangements provides for “at will” employment and sets forth the initial compensation arrangements for the Named Executive Officer, including an initial base salary, a target annual cash bonus opportunity, and, in some instances, a recommendation for an equity award in the form of a stock option to purchase shares of our Common Stock.
Post-Employment Compensation
Other than Ms. Donohue, all of our Named Executive Officers entered into employment agreements that provide for post-employment compensation in the event of a change-in-control or if the Named Executive Officer is fired without Good Reason, as defined in each employment agreement.
These agreements require us to provide certain payments and benefits upon a qualifying termination of employment, which includes a termination of employment without cause or where the Named Executive Officer resigns with good reason, within three months preceding or 12 months following a change in control of the Company. The receipt of these payments and benefits are contingent upon the Named Executive Officer’s execution, delivery, and non-revocation of a release and waiver of claims satisfactory to us following the separation from service. In addition, for six months following termination of employment, and as a condition to the payments and benefits, the Named Executive Officer must cooperate with any transition efforts that we request and must not disparage us, or our directors, officers, or employees.
Other than Ms. Donohue, our Named Executive Officers are eligible to receive severance payments and benefits upon a qualifying termination of employment in connection with a change in control of our Company. In addition, the outstanding RSU awards held by our Named Executive Officers provide for vesting and acceleration pursuant to a provision that supersedes any acceleration that would have been provided under their employment agreements.
We believe that the severance policy serves several objectives. First, it eliminates the need to negotiate separation payments and benefits on a case-by-case basis. It also helps assure an executive officer that his or her severance payments and benefits are comparable to those of other executive officers with similar levels of responsibility and tenure. Further, it acts as an incentive for our executive officers to remain employed and focused on their responsibilities during the threat or negotiation of a change-in-control transaction, which preserves our value and the potential benefit to be received by our stockholders in the transaction. Finally, the severance policy is easier for us to administer, as it requires less time and expense.
The severance policy contemplates that the payments and benefits in the event of a change in control of the Company are payable only upon a “double trigger”; that is, only following a change in control and a qualifying termination of employment, including a termination of employment without cause or a resignation for good reason, and in each case requires that the Named Executive Officer execute a release of claims in our favor. In addition, the severance policy provides payments and benefits to our Named Executive Officers for qualified terminations of employment unrelated to a change in control of the Company.
Other Compensation Policies
Compensation Recovery Policy
To date, we have not adopted a formal compensation recovery (“clawback”) policy. Under Section 304 of the Sarbanes-Oxley Act of 2002, as applicable to all public companies, we operate under the requirements of that provision, under which our Board may seek reimbursement from our CEO and CFO if, as a result of their misconduct, we restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws.
In addition, we intend to comply with the requirements of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and will adopt a compensation recovery policy once final regulations on the subject have been adopted.
Equity Award Grant Policy
We have adopted an equity award grant policy that provides the following guidelines to be observed by the Compensation Committee and our Board in administering the grant of equity awards under our equity compensation plans:

Under the 2016 Plan, equity awards may be granted to our employees, non-employee directors, and consultants. The exercise price of any option to purchase shares of our Common Stock may not be less than the fair market value of our Common Stock on the date of grant. Stock option awards expire no longer than ten years after the date of grant. Equity awards granted under our 2018 Plan may only be granted to employees as a means of inducing them to commence employment with the Company as an initial equity grant, and equity awards under the 2018 Plan are granted with the same limitations on pricing and expiration as are included in the 2016 Plan. We may grant up to $100,000 per year in incentive stock options to employees, subject to the limitations of Section 422 of the Code and the regulations issued thereunder.
Derivatives Trading, Hedging, and Pledging Policies
We have adopted a policy prohibiting our employees, including our executive officers, and members of our Board from speculating in our equity securities, including the use of short sales, “sales against the box” or any equivalent transaction involving our equity securities. In addition, they may not engage in any other hedging transactions, such as “cashless” collars, forward sales, equity swaps and other similar or related arrangements, with respect to the securities that they hold. Finally, no employee, including an executive officer or member of our Board may acquire, sell, or trade in any interest or position relating to the future price of our equity securities.
We also have adopted a policy prohibiting the pledging of our Common Stock by our employees, including our executive officers, and members of our Board.
Tax and Accounting Considerations
Deductibility of Executive Compensation
Section 162(m) of the Code generally disallows a deduction for federal income tax purposes to any publicly-traded corporation for any remuneration in excess of $1 million paid in any taxable year to its chief executive officer and each of the three other most highly compensated executive officers (other than its chief financial officer). Generally, remuneration in excess of $1 million may be deducted if, among other things, it qualifies as “performance-based compensation” within the meaning of the Code or qualifies for a different exemption. In this regard, the compensation income realized upon the exercise of options to purchase shares of the granting company’s securities granted under a stockholder-approved stock option plan generally will be deductible so long as the options are granted by a committee whose members are outside directors and certain other conditions are satisfied. Conversely, the compensation income realized upon the vesting of restricted stock unit awards that are subject to time-based vesting requirements generally will not be deductible since such awards do not qualify as “performance-based compensation.”
The Compensation Committee seeks to qualify the incentive compensation paid to the covered executive officers for the “performance-based compensation” exemption from the deduction limit under Section 162(m) when it believes such action is in our best interests. In approving the amount and form of compensation for our executive officers, the Compensation Committee believes that the potential deductibility of the compensation payable under those plans and arrangements should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. Accordingly, the Compensation Committee considers all elements of the cost to us of providing such compensation, including the potential impact of the Section 162(m) deduction limit. For that reason, the Compensation Committee may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash incentive awards tied to our financial performance or equity incentive awards tied to the executive officer’s continued service, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Code.
The Compensation Committee believes it is important to maintain cash and equity incentive compensation at the requisite level to attract and retain the individuals essential to our financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.
Taxation of Nonqualified Deferred Compensation
Section 409A of the Code requires that amounts that qualify as “nonqualified deferred compensation” satisfy requirements with respect to the timing of deferral elections, timing of payments, and certain other matters. Generally, the Compensation Committee intends to administer our executive compensation program and design individual compensation components, as well as the compensation plans and arrangements for our employees generally, so that they are either exempt from, or satisfy the requirements of, Section 409A. From time to time, we may be required to amend some of our compensation plans and arrangements to ensure that they are either exempt from, or compliant with, Section 409A.
Taxation of “Parachute” Payments
Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that we (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We did not provide any executive officer, including any Named Executive Officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of

Sections 280G or 4999 during 2021 and we have not agreed and are not otherwise obligated to provide any executive officers, including any Named Executive Officer, with such a “gross-up” or other reimbursement payment.
Accounting for Stock-Based Compensation
The Compensation Committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), the standard which governs the accounting treatment of stock-based compensation awards.
ASC Topic 718 requires us to recognize in our financial statements all share-based payment awards to employees, including grants of options to purchase shares of our Common Stock and restricted stock awards for shares of our Common Stock to our executive officers, based on their fair values. The application of ASC Topic 718 involves significant amounts of judgment in the determination of inputs into the Black-Scholes-Merton valuation model that we use to determine the fair value of stock options. These inputs are based upon assumptions as to the volatility of the underlying stock, risk free interest rates, and the expected life (term) of the options. As required under GAAP, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value stock options granted in future periods may vary from the valuation assumptions we have used previously. For performance-based stock awards, we also must apply judgment in determining the periods when, and if, the related performance targets become probable of being met.
ASC Topic 718 also requires us to recognize the compensation cost of our share-based payment awards in our income statement over the period that an employee, including one of our executive officers, is required to render service in exchange for the award (which, generally, will correspond to the award’s vesting schedule).
Executive Compensation
This section discusses the material components of the executive compensation program offered to our Named Executive Officers identified below. For 2021, our Named Executive Officers and their positions as of December 31, 2021 were:
•Carsten Brunn, Ph.D., our President and CEO;
•Kevin Tan, our CFO;
•Bradford D. Dahms, our former CFO;
•Ann K. Donohue, our V.P. Finance and Corporate Controller and former principal financial and accounting officer;
•Peter G. Traber, M.D., our Chief Medical Officer;
•Takashi Kei Kishimoto, Ph.D., our Chief Scientific Officer; and
•Lloyd Johnston, our Chief Operations Officer.

2021 Summary Compensation Table

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock awards ($)(2)	Option awards ($)(2)	Non-equity incentive plan compensation ($)(3)	All other compensation ($)(4)	Total ($)
Carsten Brunn, Ph.D.	2021	569,003	—	720,529	2,067,782	313,115	966	3,671,395
President and Chief Executive Officer	2020	550,000	50,000	—	1,178,324	316,250	773	2,095,347
Kevin Tan(5)	2021	110,385	75,000	—	2,369,619	46,280	338	2,601,622
Chief Financial Officer	2020	—	—		—	—	—	—
Bradford D. Dahms(6)	2021	183,206	—	154,733	526,588	—	3,526	868,053
Chief Financial Officer	2020	370,577	25,000	—	323,644	172,500	67,635	959,356
Ann K. Donohue, C.P.A.(7)	2021	208,753	—	12,708	61,817	74,250	3,965	361,493
VP, Finance and Corporate Controller, Principal Financial and Accounting Officer	2020	—	—		—	—	—	—
Peter G. Traber, M.D.(8)	2021	440,000	—	253,445	704,679	181,000	21,561	1,600,685
Chief Medical Officer	2020	177,692	75,000	—	1,174,027	84,333	1,805	1,512,857
Takashi Kei Kishimoto, Ph.D.	2021	399,798	—	214,133	526,588	160,000	6,156	1,306,675
Chief Scientific Officer	2020	386,703	—	—	237,063	177,949	5,618	807,333
Lloyd Johnston, Ph.D.	2021	399,764	—	214,133	526,588	160,000	4,360	1,304,845
Chief Operations Officer	2020	384,537	—	—	323,644	176,952	4,173	889,306

(1)These amounts represent actual earnings for the calendar year, which may be impacted by, among other things, hire date and the timing of any salary increases made during the year.
(2)Represents the aggregate grant date fair value of stock and option awards computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. For a description of the assumptions used in valuing these awards, see Note 11 to our consolidated audited financial statements included in our 2021 Annual Report.
(3)Non-equity incentive plan compensation represents amounts earned under our annual performance-based bonus program. For additional information, see “Performance Bonuses” below.
(4)For Dr. Brunn, the amounts for 2020 and 2021 include $773 and $966, respectively, representing payments on Dr. Brunn’s term life insurance policy. For Mr. Tan, the amount for 2021 includes $113 representing payments on Mr. Tan’s term life insurance policy and $225 representing reimbursement for cell phone expenses. For Mr. Dahms, the amount for 2021 includes $3,400 representing our 401(k) matching contribution and $126 representing payments on Mr. Dahms’ term life insurance policy. For Ms. Donohue, the amount for 2020 includes $3,400 representing our 401(k) matching contributions and $151 representing payments on Ms. Donohue’s term life insurance policy. For Ms. Donohue, the amount for 2021 includes $3,400 representing our 401(k) matching contributions, $190 representing payments on Ms. Donohue’s term life insurance policy, and $375 representing reimbursement for cell phone expenses. For Dr. Traber, the amount for 2021 includes $21,186 representing payments on Dr. Traber’s term life insurance policy and $375 representing reimbursement for cell phone expenses. For Dr. Kishimoto, the amount for 2020 includes $3,400 representing our 401(k) matching contributions and $2,218 representing payments on Dr. Kishimoto’s term life insurance policy. For Dr. Kishimoto, the amount for 2021 includes $3,400 representing our 401(k) matching contributions and $2,756 representing payments on Dr. Kishimoto’s term life insurance policy. For Dr. Johnston, the amount for 2020 includes $3,400 representing our 401(k) matching contributions and $773 representing payments on Dr. Johnston’s term life insurance policy. For Dr. Johnston, the amount for 2021 includes $3,400 representing our 401(k) matching contributions and $960 representing payments on Dr. Johnston’s term life insurance policy.
(5)Mr. Tan was appointed Chief Financial Officer on September 20, 2021.
(6)Mr. Dahms resigned as Chief Financial Officer effective as of May 21, 2021.
(7)Ms. Donohue served as our principal accounting officer from May 21 to September 20, 2021.
(8)Dr. Traber was appointed Chief Medical Officer effective as of August 1, 2020.

Narrative Disclosure to Summary Compensation Table
The primary elements of compensation for our Named Executive Officers are base salary, annual performance bonuses and equity-based compensation awards. The Named Executive Officers also participate in employee benefit plans and programs that we offer to our other full-time employees on the same basis.
Base Salaries
We pay our Named Executive Officers a base salary to compensate them for the satisfactory performance of services rendered to the Company. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent and were originally established in each Named Executive Officer’s employment agreement.
At the end of 2020, the Compensation Committee recommended to the Board and the Board approved an increase in Dr. Brunn’s annual base salary from $550,000 to $569,300 for 2021, an increase in Mr. Dahms’ annual base salary from $375,000 to $400,000 for 2021, an increase in Dr. Kishimoto’s annual base salary from $386,845 to $400,000 for 2021, and an increase in Dr. Johnston’s annual base salary from $384,587 to $400,000 for 2021. Dr. Traber did not receive a base salary increase for 2021. Ms. Donohue’s annual base salary was increased from $176,000 in 2020 to $183,040 for 2021 and subsequently to $225,000 upon her promotion to VP, Finance and Corporate Controller in May 2021. Mr. Tan joined our Company in September 2021 with an annual base salary of $410,000.
Performance Bonuses
We offer our Named Executive Officers the opportunity to earn annual cash bonuses to compensate them for attaining short-term company and individual performance goals. Each Named Executive Officer has an annual target bonus that is expressed as a percentage of his or her annual base salary. The 2021 target bonus amount for Dr. Brunn was 55% of his base salary, for Mr. Tan was 40% of his base salary, for Mr. Dahms was 40% of his base salary, for Ms. Donohue was 30% of her base salary, for Dr. Johnston was 40% of his base salary, for Dr. Traber was 40% of his base salary, and for Dr. Kishimoto was 40% of his base salary.
Our Compensation Committee, based upon the recommendation of our Chief Executive Officer, establishes Company performance goals each year and, at the completion of the year, generally determines actual bonus payouts after assessing Company performance against these goals and each Named Executive Officer’s individual performance and contributions to the Company’s achievements. For 2021, bonuses were almost entirely determined based on Company performance in meeting clinical, business development and financial goals. Dr. Traber received an additional performance-based bonus.
The actual cash bonuses earned by the named executives for 2021 are reported under the “Non-equity incentive plan compensation” column of the 2021 Summary Compensation Table above.
Equity Compensation
We grant stock option awards to our Named Executive Officers as a long-term incentive component of their compensation. We have historically granted stock option awards to Named Executive Officers when they commenced employment with us and have from time to time thereafter made additional grants as, and when, our Board determined appropriate to recruit, retain or reward particular Named Executive Officers.
In connection with our initial public offering, we adopted and our stockholders approved the 2016 Incentive Award Plan (the “2016 Plan”) to facilitate the grant of cash and equity incentives to our directors, employees (including our Named Executive Officers) and consultants and to enable us to obtain and retain the services of these individuals, which we believe are essential to our long-term success. Following the effective date of our 2016 Plan, we stopped making grants under our 2008 Stock Incentive Plan (the “2008 Plan”). However, the 2008 Plan continues to govern the terms and conditions of the outstanding awards granted under the 2008 Plan.
We also maintain the 2018 Employment Inducement Incentive Award Plan (as amended, the “2018 Plan”), which was adopted by the Board on September 25, 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq listing rules (“Rule 5635(c)(4)”) and provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock or cash based awards. In accordance with Rule 5635(c)(4), awards under the 2018 Plan may only be made to a newly hired employee who has not previously been a member of the Board, or an employee who is being rehired following a bona fide period of non-employment by the Company, as a material inducement to the employee’s entering into employment with the Company.
Our stock option awards have an exercise price at least equal to the fair market value of our Common Stock on the date of grant and typically vest as to 25% of the underlying shares on the first anniversary of the date of grant and in equal monthly installments over the following 36 months, subject to the holder’s continued employment with us and potential accelerated vesting in certain circumstances. From time to time, our Board may also construct alternate vesting schedules as it determines are appropriate to motivate particular employees. Our stock option awards may be intended to qualify as incentive stock options under the Code.
In early 2021, we granted to Dr. Brunn options to purchase 670,000 shares of our Common Stock and 110,000 restricted stock units, respectively, under the 2016 Plan. We also to granted Dr. Brunn 75,000 restricted stock units under the 2016 Plan that vested in two equal installments on the dates applicable performance conditions were achieved. In September 2021, we granted to Dr. Brunn options to purchase 163,000 shares of our Common Stock and 27,200 stock units, respectively, under the 2016 Plan. In early 2021, we granted to Mr. Dahms options to purchase 230,000 shares of our Common Stock and 38,000 restricted stock units, respectively, under the 2016 Plan. We also granted to Mr. Dahms 27,500 restricted stock units under the 2016 Plan that vest in two equal installments on the dates applicable performance conditions were achieved. These performance restricted stock units were forfeit upon Mr. Dahms’ termination. In early 2021, we granted to Ms. Donohue options to purchase 27,000 shares of our Common Stock and 4,250 restricted stock units, respectively, under the 2016 Plan. In early 2021, we granted to Dr. Traber options to purchase 230,000 shares of our Common stock and 38,000 restricted stock units, respectively, under the 2016 Plan. We also granted to Dr. Traber 27,500 restricted stock units under the 2016 Plan that vested in two equal installments on the dates applicable performance conditions were achieved. In September 2021, we granted to Dr. Traber options to purchase 54,400 shares of our Common Stock and 9,100 restricted stock units, respectively, under the 2016 Plan. In early 2021, we granted to Dr. Kishimoto options to purchase 230,000 shares of our Common Stock and 38,000 restricted stock units, respectively, under the 2016 Plan. We also granted to Dr. Kishimoto and Dr. Johnston 27,500 restricted stock units under the 2016 Plan that vested in two equal installments on the dates applicable performance conditions were achieved. Mr. Tan was granted options to purchase 750,000 shares of our Common Stock under the 2016 Plan at his employment date.
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

Outstanding Equity Awards At 2021 Fiscal Year End

	Option Awards						Stock Awards
Name	Grant date	Vesting Commencement Date (1)	Number of securities underlying unexercised options (#) exercisable (2)	Number of securities underlying unexercised options (#) unexercisable (2)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (3)
Carsten Brunn, Ph.D.	9/24/2021	9/24/2021	—	163,000	4.32	9/23/2031
	9/24/2021	9/24/2021	—	—	—		27,200	(4)	88,672
	1/4/2021	1/4/2021	—	670,000	2.99	1/3/2031
	1/4/2021	1/4/2021	—	—	—		110,000	(4)	358,600
	7/1/2020	7/1/2020	26,562	48,438	2.84	6/30/2030
	1/2/2020	1/2/2020	287,503	312,497	2.30	1/1/2030
	10/7/2019	10/7/2019	400,000	—	1.75	10/6/2029
	2/25/2019	2/25/2019	233,754	96,246	2.20	2/24/2029
	12/1/2018	12/1/2018	750,015	249,985	6.03	11/30/2028
	12/1/2018	12/1/2018	—	—	—		43,750	(4)	142,625
Kevin Tan (5)	9/20/2021	9/20/2021	—	750,000	4.17	9/19/2031
Bradford D. Dahms (6)	—	—	—	—	—	—

Ann K. Donohue (7)	1/4/2021	1/4/2021	—	27,000	2.99	1/3/2031
	1/4/2021	1/4/2021	—	—	—		4,250	(4)	13,855
	1/2/2020	1/2/2020	7,187	7,813	2.30	1/1/2030
	10/7/2019	10/7/2019	44,000	—	1.75	10/6/2029
	1/7/2019	1/7/2019	18,229	6,771	2.60	1/6/2029
	6/12/2018	6/12/2018	8,750	1,250	12.46	6/11/2028
	6/16/2017	6/16/2017	1,108	—	17.47	6/15/2027
	3/23/2017	9/12/2016	5,100	—	10.89	3/22/2027
Peter G. Traber, M.D. (8)	9/24/2021	9/24/2021	—	54,400	4.32	9/23/2031
	9/24/2021	9/24/2021	—	—	—		9,100	(4)	29,666
	1/4/2021	1/4/2021	—	230,000	2.99	1/3/2031
	1/4/2021	1/4/2021	—	—	—		38,000	(4)	123,880
	8/1/2020	8/1/2020	216,667	433,333	2.38	7/31/2030
Takashi Kei Kishimoto, Ph.D.	1/4/2021	1/4/2021	—	230,000	2.99	1/3/2031
	1/4/2021	1/4/2021	—	—	—		38,000	(4)	123,880
	1/2/2020	1/2/2020	67,084	72,916	2.30	1/1/2030
	10/7/2019	10/7/2019	180,000	—	1.75	10/6/2029
	1/7/2019	1/7/2019	72,918	27,082	2.60	1/6/2029
	6/15/2018	6/15/2018	43,750	6,250	12.75	6/14/2028
	7/7/2017	6/16/2017	40,000	—	19.33	6/15/2027
	6/21/2016	6/21/2016	24,512	—	14.00	6/20/2026
	3/9/2016	2/1/2016	20,511	—	7.02	3/8/2026
	2/21/2015	1/1/2015	12,819	—	9.36	2/20/2025
	4/8/2014	1/1/2014	12,820	—	8.97	4/7/2024
	6/14/2013	1/1/2013	6,410	—	2.77	6/13/2023
Lloyd Johnston, Ph.D.	1/4/2021	1/4/2021	—	230,000	2.99	1/3/2031
	1/4/2021	1/4/2021	—	—	—		38,000	(4)	123,880
	7/1/2020	7/1/2020	14,166	25,834	2.84	6/30/2030
	1/2/2020	1/2/2020	67,084	72,916	2.30	1/1/2030
	10/7/2019	10/7/2019	180,000	—	1.75	10/6/2029
	1/7/2019	1/7/2019	72,918	27,082	2.60	1/6/2029
	6/15/2018	6/15/2018	43,750	6,250	12.75	6/14/2028
	7/7/2017	6/16/2017	45,000	—	19.33	6/15/2027
	6/21/2016	6/21/2016	27,617	—	14.00	6/20/2026
	3/9/2016	2/1/2016	20,511	—	7.02	3/8/2026
	2/21/2015	1/1/2015	11,537	—	9.36	2/20/2025
	4/8/2014	1/1/2014	7,692	—	8.97	4/7/2024
	6/14/2013	1/1/2013	126	—	2.77	6/13/2023
(1)All equity awards are subject to accelerated vesting in the event of a termination without cause or resignation for good reason within 12 months following a change in control pursuant to the terms of the Named Executive Officers’ employment agreements.

(2)All options except those granted on October 7, 2019 vest as to 25% of the total shares underlying the option on the first anniversary of the vesting commencement date and in equal monthly installments over the ensuing 36 months, subject to the holder’s continued employment with us through the applicable vesting date. The options granted October 7, 2019 vested 50% of the total shares underlying the option on the first anniversary of the vesting commencement date and the remaining 50% of the total shares on the second anniversary of the vesting commencement date, subject to the holder’s continued employment with us through the applicable vesting date.
(3)Based on the closing price of our Common Stock of $3.26 on December 31, 2021.
(4)All restricted stock units except those granted on December 1, 2018 vest in four equal annual installments beginning on the first anniversary of the vesting commencement date. Dr. Brunn’s restricted stock units granted on December 1, 2018 vest in twelve substantially equal quarterly installments following December 1, 2020, subject to Dr. Brunn’s continued employment with us through the applicable vesting date.
(5)Mr. Tan was appointed Chief Financial Officer on September 20, 2021.
(6)Mr. Dahms resigned as Chief Financial Officer effective as of May 21, 2021; subsequently his awards have all expired.
(7)Ms. Donohue served as our principal accounting officer from May 21 to September 20, 2021.
(8)Dr. Traber was appointed Chief Medical Officer effective as of August 1, 2020.

Employment Agreements
We have entered into employment agreements with each of our Named Executive Officers. The agreements entitle our Named Executive Officers to receive annual base salaries and target bonus opportunities, the current amounts of which are described above under the headings “Base Salaries” and “Performance Bonuses,” as well as certain other payments and benefits, as described below.
The employment agreements provide that if we terminate the Named Executive Officer without “cause” or the Named Executive Officer resigns for “good reason,” subject to the Named Executive Officer’s timely executing a release of claims in our favor and continued compliance with a separate restrictive covenant agreement, the Named Executive Officer is entitled to receive (i) base salary continuation for a period of 12 months, (ii) a prorated portion of the annual bonus the Named Executive Officer would otherwise have earned for the year of termination, based on actual performance for the full year, or, if the termination occurs during the first quarter of the calendar year, based on the Named Executive Officer’s target bonus and (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for up to 12 months. If such termination occurs within the 12 months following or the 60 days preceding a change in control, each Named Executive Officer would be entitled to receive, in addition to the foregoing payments and benefits, accelerated vesting of such Named Executive Officer’s outstanding unvested equity awards that vest solely based on the passage of time. We must provide a Named Executive Officer 30 days’ notice, or pay in lieu of notice, in the event we terminate such Named Executive Officer for any reason other than “cause.”
For purposes of the employment agreements, “cause” generally means, subject to applicable cure rights, the Named Executive Officer’s (i) commission of, or indictment or conviction of, any felony or any crime involving dishonesty; (ii) participation in any fraud against our Company; (iii) intentional damage to any Company property; (iv) misconduct which materially and adversely reflects upon the business, operations, or reputation of our Company; (v) breach of any material provision of the employment agreement or any other written agreement with our Company; or (vi) for Mr. Dahms and Dr. Traber, a material or substantial failure to perform, or material or substantial negligence of, the executive’s duties and responsibilities to the Company. “Good reason” generally means, subject to our cure rights, the occurrence of any of the following, without the Named Executive Officer’s written consent (i) a material reduction in his or her base salary or bonus opportunity; (ii) a material diminution in his or her authority, title, duties or areas of responsibility; (iii) the requirement that he or she report to someone other than the Board with respect to our Chief Executive Officer or the Chief Executive Officer with respect to our other Named Executive Officers; (iv) the relocation of his or her primary office to a location more than 40 miles from the Boston metropolitan area; or (v) a material breach by us of the employment agreement or any other written agreement with the Named Executive Officer.
We have also entered into non-disclosure, non-competition and assignment of intellectual property agreements with the Named Executive Officers pursuant to which each of our Named Executive Officers agree to refrain from engaging in direct competition with us or soliciting our employees, in each case, while employed and following his or her termination of employment for a period of 12 months, as more fully set forth in the applicable agreement(s). For Dr. Brunn, during the period following the Named Executive Officer’s employment that he or she is subject to the non-competition covenants, and subject to limited exceptions, we have agreed to provide the Named Executive Officer with garden leave pay at a rate that equals 50% of his or her highest annual base salary within the two years prior to his or her termination, consistent with the Massachusetts Noncompetition Agreement Act.

Director Compensation
We maintain a compensation program for our non-employee directors, which was last amended effective March 30, 2020. Under our non-employee director compensation program as in effect during 2020, each non-employee director received the following amounts for their services on our Board:
Initial Equity Award. Upon a director’s initial election or appointment to our Board, the director received an option to purchase 40,000 shares of our Common Stock, which award vests in substantially equal monthly installments over three years following the date of grant, subject to accelerated vesting upon a change in control.
Annual Equity Award. If a director has served on our Board for at least six months as of the date of an annual meeting of stockholders, the director received an option to purchase 20,000 shares of our Common Stock on the date of the annual meeting, which award vests in a single installment on the earlier of the day before the next annual meeting or the first anniversary of the date of grant, subject to accelerated vesting upon a change in control. If such non-employee director served as the Chairperson of the Board as of immediately following the date of such annual meeting, that non-employee director received an option to purchase 30,000 shares of our Common Stock on the date of such annual meeting, subject to the same vesting terms.
Annual Retainer Fees. In addition to option grants, each director received an annual retainer for service on our Board and additional fees for service on a committee of our Board as follows:
•annual director fee of $40,000;
•chairperson of the board, $30,000 and lead independent director, $20,000;
•chairperson of the Audit Committee, $15,000;
•Audit Committee member other than the chairperson, $7,500;
•chairperson of the Compensation Committee, $12,000;
•Compensation Committee member other than the chairperson, $6,000;
•chairperson of the Nominating and Corporate Governance Committee, $8,000;
•Nominating and Corporate Governance Committee member other than the chairperson, $4,000;
•chairperson of the Research and Development Committee, $12,000; and
•Research and Development Committee member other than the chairperson, $6,000.
Director fees are paid in arrears in four equal quarterly installments not later than the fifteenth day following the final day of each calendar quarter, provided that the amount of each payment is prorated for any portion of a quarter that a director is not serving on our Board. Each member of our Board is entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board and any committee of the Board on which he or she serves.
Following review of a competitive assessment performed by Radford, effective March 30, 2021, the Board approved the following amendments to our non-employee director compensation program, which were intended to align our program with the median of market:
•Increasing the initial equity award from 40,000 options to 80,000 options;
•Increasing the annual equity awards from 30,000 options to 60,000 options for the Chairperson of the Board and from 20,000 options to 40,000 options for each other non-employee director; and
•Moving the date of grant for the annual equity awards from the Annual Meeting of Stockholders to the first business day of each new calendar year, with 2021 annual equity awards to be granted the date the amendments were approved, which occurred on March 30, 2021.
Dr. Brunn, our President and Chief Executive Officer, also serves on our Board but receives no additional compensation for this service.
The following table sets forth the compensation earned to our non-employee directors for their service on our Board during 2021.

2021 Director Compensation Table

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	All other compensation ($)	Total ($)
Göran Ando, M.D.	79,228	119,304	—	198,532
Timothy C. Barabe	55,000	119,304	—	174,304
Carrie S. Cox	83,500	178,956	—	262,456
Nishan de Silva, M.D., M.B.A.	26,261	274,871	—	301,132
Scott D. Myers	56,000	119,304	—	175,304
Aymeric Sallin	46,000	119,304	—	165,304
Timothy Springer, Ph.D.	53,614	119,304	—	172,918
Patrick Zenner	55,500	119,304	—	174,804

(1)Represents cash retainers earned for services rendered as members of the Board and related committees.
(2)The value of option awards represents the aggregate grant date fair value of stock options computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. For a description of the assumptions used in valuing these awards, see Note 11 to our consolidated audited financial statements included in our 2021 Annual Report.

The table below shows the aggregate number of option awards (exercisable and unexercisable) held by each non-employee director as of December 31, 2021. None of our non-employee directors held unvested stock awards in the Company as of that date.

Name	Options outstanding at fiscal year end
Göran Ando, M.D.	80,000
Timothy C. Barabe	96,738
Carrie S. Cox	110,000
Nishan de Silva, M.D., M.B.A.	80,000
Scott D. Myers	80,000
Aymeric Sallin	86,410
Timothy Springer, Ph.D.	86,410
Patrick Zenner	92,820

Equity Compensation Plan Information
The following table provides information on our equity compensation plans as of December 31, 2021.

	Number of securities				Number of securities
	to be issued upon		Weighted-average		remaining available for
	exercise of outstanding		exercise price of		future issuance under
	stock options, warrants		outstanding options,		equity compensation
Plan category	and rights		warrants and rights(1)		plans(2)
	(a)		(b)		(c)
Equity compensation plans approved by security holders (3)	10,248,906	(4)	$3.78	(5)	4,447,903	(6)
Equity compensation plans not approved by security holders (7)	1,185,417	(8)	$5.36		1,591,661
Total	11,434,323		$3.94		6,039,564

(1)Represents the weighted-average exercise price of outstanding options and is calculated without taking into account outstanding restricted stock units.
(2)Pursuant to the terms of the 2016 Plan, the number of shares of Common Stock available for issuance under the 2016 Plan automatically increases on each January 1, until and including January 1, 2026, by an amount equal to the lesser of: (a) 4% of the number of shares of the Company’s Common Stock outstanding on the last day of the applicable preceding calendar year and (b) such smaller number of shares as is determined by our Board. Pursuant to the terms of the 2016 Employee

Stock Purchase Plan (the “2016 ESPP”), the number of shares of Common Stock available for issuance under the 2016 ESPP automatically increases on each January 1, until and including January 1, 2026, by an amount equal to the lesser of: (a) 1% of the number of shares of the Company’s Common Stock outstanding on the last day of the applicable preceding calendar year and (b) such smaller number of shares as is determined by our Board.
(3)Includes the 2016 Plan, the 2008 Plan and the 2016 ESPP.
(4)Includes 9,528,817 outstanding options to purchase stock under the 2016 Plan, 350,700 outstanding restricted stock units and 369,389 outstanding options to purchase stock under the 2008 Plan.
(5)As of December 31, 2021, the weighted-average exercise price of outstanding options under the 2016 Plan was $3.84 and the weighted-average exercise price of outstanding options under the 2008 Plan was $5.75.
(6)Represents 1,925,537 shares available for issuance under the 2016 Plan and 2,522,366 shares available for issuance under the 2016 ESPP (of which 81,057 shares were issued with respect to the purchase period in effect as of December 31, 2021, which purchase period ended on February 28, 2022). To the extent outstanding stock options under the 2008 Plan are forfeited or lapse unexercised, the shares of Common Stock subject to such stock option awards will be available for issuance under the 2016 Plan.
(7)Includes the 2018 Plan. See Note 11 to our consolidated audited financial statements included in our 2021 Annual Report for a description of the material features of the 2018 Plan.
(8)Includes 1,141,667 outstanding options and 43,750 outstanding restricted stock units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Common Stock
The following table sets forth certain information with respect to holdings of our Common Stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our Common Stock, and (ii) each of our directors (which includes all nominees), each of our Named Executive Officers and all directors, director nominees and executive officers as a group, in both cases as of April 18, 2022, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 151,809,416 shares of Common Stock outstanding as of April 18, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 18, 2022 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed below is 65 Grove Street, Watertown, Massachusetts 02472. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% Stockholders
Entities affiliated with Timothy A. Springer, Ph.D. (1)	44,395,716	27.9%
Entities affiliated with Armistice Capital, LLC (2)	21,875,000	13.6%
Entities affiliated with EcoR1 (3)	12,668,251	8.1%

Named Executive Officers, Directors and Nominees
Carsten Brunn, Ph.D. (4)	2,384,150	1.5%
Kevin Tan (5)	5,000	*
Bradford D. Dahms (6)	—	*
Ann K. Donohue (7)	106,233	*
Peter G. Traber, M.D. (8)	502,933	*
Takashi Kei Kishimoto, Ph.D. (9)	776,809	*
Lloyd Johnston, Ph.D. (10)	684,908	*

Carrie S. Cox (11)	222,387	*
Göran Ando, M.D. (12)	67,777	*
Timothy C. Barabe (13)	286,751	*
Nishan de Silva, M.D., M.B.A. (14)	31,444	*
Scott D. Myers (15)	180,549	*
Aymeric Sallin (16)	86,410	*
Timothy A. Springer, Ph.D. (1)	44,395,716	27.9%
Patrick Zenner (17)	148,068	*

All executive officers, directors and director nominees as a group (15 persons) (18)	49,879,135	30.5%

*	Represents beneficial ownership of less than one percent of our outstanding Common Stock.
(1)Based on a Schedule 13D/A filed with the SEC on December 27, 2021 and other information known to us, consists of (i) 7,293,625 shares of Common Stock held directly by Timothy A. Springer, Ph.D., our director, (ii) 79,130 shares of Common Stock issuable upon exercise of underlying warrants exercisable within 60 days of April 18, 2022 held directly by Timothy Springer, (iii) 86,410 shares of Common Stock issuable upon exercise of outstanding options within 60 days of April 18, 2022 and held directly by Timothy Springer, (iv) 29,868,490 shares of Common Stock held by TAS Partners LLC (“TAS”) directly, (v) 6,981,643 shares of Common Stock issuable upon exercise of underlying warrants exercisable within 60 days of April 18, 2022, and (vi) 86,418 shares of Common Stock held by Dr. Chafen Lu, Timothy Springer’s wife. Dr. Springer is the sole managing member of TAS. Dr. Springer exercises sole voting and dispositive power over the shares held by him directly and the shares held by TAS. Dr. Springer disclaims beneficial ownership of the shares held by TAS. Dr. Lu exercises sole voting and dispositive power over the shares held by her directly. The principal business address of each of Dr. Springer, TAS, and Dr. Lu is 36 Woodman Road, Newton, MA, 02467.
(2)Based solely on information known to us, consists of (i) 12,500,000 shares of Common Stock held by Armistice Capital Master Fund Ltd., and (ii) 9,375,000 shares of Common Stock issuable upon exercise of underlying warrants exercisable within 60 days of April 18, 2022. Armistice Capital, LLC is the general partner of Armistice Capital Master Fund Ltd. The principal business address of Armistice Capital Master Fund Ltd. is 510 Madison Avenue, New York, NY 10022.
(3)Based on a Schedule 13G filed with the SEC on February 12, 2021 by EcoR1 Capital, LLC, and other information known to us, consists of (i) 2,541,050 shares of Common Stock held by EcoR1 Capital, LLC, (ii) 567,857 shares of Common Stock issuable upon exercise of underlying warrants exercisable within 60 days of April 18, 2022 held by EcoR1 Capital Fund, LP, (iii) 5,203,351 shares of Common Stock held by EcoR1 Capital Fund Qualified, LP (together with EcoR1 Capital Fund, LP, the “EcoR1 Funds”), and (iv) 4,355,993 shares of Common Stock issuable upon exercise of underlying warrants exercisable within 60 days of April 18, 2022 held by EcoR1 Capital Fund Qualified, LP. Certain warrants restrict the ability of the holder to exercise the warrants to the extent that the holder and its affiliates would beneficially own more than 9.999% of the Company’s Common Stock following such exercise, provided, however, that the holder has the ability to waive such ownership limitation upon 61 days prior notice and provided, further, that in no event may the holder beneficially own more than 19.99% of the Company’s Common Stock following such exercise. EcoR1 Capital, LLC (“EcoR1”) is the general partner of the EcoR1 Funds. The principal business address of the EcoR1 Funds and Oleg Nodelman is 357 Tehama Street, #3, San Francisco, California, 94103.
(4)Consists of (i) 187,452 shares of Common Stock held by Dr. Brunn directly, (ii) 2,185,760 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 18, 2022, and (iii) 10,938 shares of Common Stock underlying outstanding restricted stock units which will vest within 60 days of April 18, 2022.
(5)Consists of 5,000 shares of Common Stock held by Mr. Tan directly.
(6)We are not aware of any beneficial ownership of Common Stock by Mr. Dahms.
(7)Consists of (i) 6,047 shares of Common Stock held by Ms. Donohue directly, (ii) 100,186 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 18, 2022.
(8)Consists of (i) 123,555 shares of Common Stock held by Dr. Traber directly, (ii) 379,378 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 18, 2022.
(9)Consists of (i) 178,277 shares of Common Stock held by Dr. Kishimoto directly, (ii) 598,532 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 18, 2022.
(10)Consists of (i) 71,799 shares of Common Stock held by Dr. Johnston directly, (ii) 613,109 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 18, 2022.
(11)Consists of (i) 82,881 shares of Common Stock held by Ms. Cox directly, (ii) 32,840 shares of Common Stock issuable upon exercise of underlying warrants exercisable within 60 days of April 18, 2022, and (iii) 106,666 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 18, 2022.
(12)Consists of 67,777 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 18, 2022 held by Dr. Ando directly.
(13)Consists of (i) 200,013 shares of Common Stock held by Mr. Barabe directly, (ii) 86,738 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 18, 2022.
(14)Consists of (i) 7,000 shares of Common Stock held by Dr. de Silva directly, (ii) 24,444 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 18, 2022.
(15)Consists of (i) 80,845 shares of Common Stock held by Mr. Myers directly, (ii) 19,704 shares of Common Stock issuable upon exercise of underlying warrants exercisable within 60 days of April 18, 2022, and (iii) 80,000 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 18, 2022.
(16)Consists of 86,410 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 18, 2022 held by Mr. Sallin directly.
(17)Consists of 55,248 shares of Common Stock held by Mr. Zenner directly, and (ii) 92,820 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 18, 2022.
(18)Includes (i) 38,246,650 shares of Common Stock owned directly or beneficially by our executive officers or members of our Board and (ii) 11,632,485 shares of Common Stock underlying outstanding stock options, restricted stock units, and warrants exercisable within 60 days of April 18, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies And Procedures For Related Person Transactions
Our Board has adopted a written Related Person Transaction Policy and Procedures, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our finance team is primarily responsible for developing and implementing procedures to obtain information regarding potential related person transactions and for determining whether a related person transaction requiring compliance with our policy exists. Our Chief Financial Officer then presents the related person transaction to our Audit Committee. In the absence of an appointed Chief Financial Officer, our management has determined that the Company’s Controller will present any such related person transactions to our Audit Committee. In reviewing and approving any such transaction, our Audit Committee considers all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, the extent of the related person’s interest in the transaction and the conflicts of interest and corporate opportunity provisions under our Code of Business Conduct and Ethics. No director may participate in approval of a related person transaction in which he or she is a related person. Our Audit Committee may also ratify related person transactions that were entered into by management because pre-approval was not feasible and transactions that were not initially recognized as related person transactions. If these transactions are not ratified, our management must make all reasonable efforts to cancel or annul such transactions. Our management must update our Audit Committee on material changes to any approved or ratified related person transaction and provide an annual status report on all then-current related person transactions.
The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding Common Stock since January 1, 2021.
April 2022 Offering
In April 2022, we completed an SEC-registered securities offering pursuant to which we issued and sold an aggregate of 27,428,572 shares of our Common Stock and accompanying warrants to purchase 20,571,429 shares of our Common Stock, at a combined purchase price of $1.41, for aggregate gross proceeds to us of approximately $36.0 million. The following table sets forth the number of shares of Common Stock purchased in our private placement offering by executive officers, as of the time of the offering, directors and related parties thereto:

Name	Shares of Common Stock Purchased	Total Purchase Price
5% Stockholders(1)
TAS Partners, LLC (affiliate of Timothy A. Springer, Ph.D.)	6,681,600	$9,421,056.00
(1)Additional details regarding certain of these stockholders and their equity holdings are provided in this Form 10-K/A under the caption “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Employment Agreements
We have entered into employment agreements with our Named Executive Officers. For more information regarding these agreements, see the section in this Form 10-K/A entitled “Executive and Director Compensation ⸻ Employment Agreements.”
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by a director or an executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of such person’s services as a director or executive officer.
Director Independence
The information included under Item 10 above in this Part III is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm Fees and Other Matters
The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services, tax services and for all other services:

Fee Category	2021	2020
Audit Fees(1)	$1,005,344	$1,067,199
Tax Fees(2)	27,500	88,200
All Other Fees(3)	4,870	1,985
Total Fees	$1,037,714	$1,157,384
(1)Audit fees consist of fees billed for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, and related services that are normally provided in connection with registration statements. For 2020, audit fees also include services related to the Swedish Orphan Biovitrum AB agreement and debt restructuring.
(2)Tax fees consist of fees for professional services, including tax consulting and compliance performed by Ernst & Young LLP. For 2020, tax fees also include services related to the Swedish Orphan Biovitrum AB agreement and debt restructuring.
(3)All other fees are those associated with services not captured in the other categories, including the utilization of a research tool provided by Ernst & Young LLP.

Audit Committee Pre-Approval Policy and Procedures
The Audit Committee has adopted a policy (the “Pre-Approval Policy”) which sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Ernst & Young LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Ernst & Young LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On an annual basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Ernst & Young LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. All of the services provided by Ernst & Young LLP during 2021 and 2020 were pre-approved.

Report of the Audit Committee of the Board

The Audit Committee has reviewed the Company’s audited financial statements for the fiscal year ended December 31, 2021 and has discussed these financial statements with management and the Company’s independent registered public accounting firm. The Audit Committee has also received from, and discussed with, the Company’s independent registered public accounting firm various communications that such independent registered public accounting firm is required to provide to the Audit Committee, including the matters required to be discussed by statement on Auditing Standards No. 1301, as adopted by the Public Company Accounting Oversight Board (“PCAOB”).
The Company’s independent registered public accounting firm also provided the Audit Committee with a formal written statement required by PCAOB Rule 3526 (Communications with Audit Committees Concerning Independence) describing all relationships between the independent registered public accounting firm and the Company, including the disclosures required by the applicable PCAOB requirements regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence. In addition, the Audit Committee discussed with the independent registered public accounting firm its independence from Selecta Biosciences, Inc. The Audit Committee also considered whether the independent registered public accounting firm’s provision of certain other non-audit related services to the Company is compatible with maintaining such firm’s independence.
Based on its discussions with management and the independent registered public accounting firm, and its review of the representations and information provided by management and the independent registered public accounting firm, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF SELECTA BIOSCIENCES, INC.
Timothy C. Barabe (Chair)
Carrie S. Cox
Nishan de Silva, M.D., M.B.A.
Patrick Zenner

PART IV
Item 15. Exhibits and Financial Statement Schedules
(b) Exhibits

Exhibit No.	Description

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to the Original Form 10-K).

31.2
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to the Original Form 10-K).

31.3*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities
31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Original Form 10-K).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTA BIOSCIENCES, INC.

Date: April 28, 2022	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carsten Brunn, Ph.D.	President and Chief Executive Officer, and Director	April 28, 2022
Carsten Brunn, Ph.D.	(Principal Executive Officer)

/s/ Kevin Tan	Chief Financial Officer	April 28, 2022
Kevin Tan	(Principal Financial and Accounting Officer)

/s/ Carrie S. Cox	Director	April 28, 2022
Carrie S. Cox

/s/ Göran A. Ando, M.D.	Director	April 28, 2022
Göran A. Ando, M.D.

/s/ Timothy C. Barabe	Director	April 28, 2022
Timothy C. Barabe

/s/ Nishan de Silva, M.D.	Director	April 28, 2022
Nishan de Silva, M.D.

/s/ Scott D. Myers	Director	April 28, 2022
Scott D. Myers

/s/ Aymeric Sallin	Director	April 28, 2022
Aymeric Sallin

/s/ Timothy Springer, Ph.D.	Director	April 28, 2022
Timothy Springer, Ph.D.

/s/ Patrick Zenner	Director	April 28, 2022
Patrick Zenner