Form 10-Q
period 2022-03-31
SELECTA BIOSCIENCES INC
filed 2022-05-05
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2022, the registrant had 151,809,416 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$113,437	$114,057
Marketable securities	3,997	13,998
Accounts receivable	7,153	9,914
Prepaid expenses and other current assets	5,420	6,474
Total current assets	130,007	144,443
Non-current assets:
Property and equipment, net	2,689	2,142
Right-of-use asset, net	9,536	9,829
Long-term restricted cash	1,379	1,379
Investments	2,000	2,000
Other assets	85	90
Total assets	$145,696	$159,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$264	$224
Accrued expenses	8,889	10,533
Loan payable	696	5,961
Lease liability	1,087	1,049
Income taxes payable	320	601
Deferred revenue	27,990	53,883
Total current liabilities	39,246	72,251
Non-current liabilities:
Loan payable, net of current portion	25,042	19,673
Lease liability	8,316	8,598
Deferred revenue	10,420	11,417
Warrant liabilities	6,908	25,423
Total liabilities	89,932	137,362
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 124,380,844 and 123,622,965 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	461,888	457,391
Accumulated deficit	(401,538)	(430,316)
Accumulated other comprehensive loss	(4,598)	(4,566)
Total stockholders’ equity	55,764	22,521
Total liabilities and stockholders’ equity	$145,696	$159,883

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Collaboration and license revenue	$33,999	$11,050
Operating expenses:
Research and development	17,689	13,004
General and administrative	5,537	5,204
Total operating expenses	23,226	18,208
Operating income (loss)	10,773	(7,158)
Investment income	15	12
Foreign currency transaction, net	28	7
Interest expense	(707)	(711)
Change in fair value of warrant liabilities	18,515	(16,747)
Other income, net	154	—
Net income (loss)	$28,778	$(24,597)

Other comprehensive income (loss):
Foreign currency translation adjustment	(32)	(6)
Unrealized loss on marketable securities	—	(1)
Total comprehensive income (loss)	$28,746	$(24,604)

Net income (loss) per share:
Basic	$0.23	$(0.22)
Diluted	$0.08	$(0.22)
Weighted average common shares outstanding:
Basic	124,232,799	110,742,150
Diluted	127,573,485	110,742,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands, except share data)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	capital	deficit	loss	Equity
Balance at December 31, 2021	123,622,965	$12	$457,391	$(430,316)	$(4,566)	$22,521
Issuance of common stock under Employee Stock Purchase Plan	81,057	—	127	—	—	127
Issuance of common stock upon exercise of options	11,262	—	21	—	—	21
Issuance of vested restricted stock units	89,142	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	576,418	—	1,675	—	—	1,675
Other financing fees	—	—	(79)	—	—	(79)
Stock-based compensation expense	—	—	2,753	—	—	2,753
Currency translation adjustment	—	—	—	—	(32)	(32)
Net loss	—	—	—	28,778	—	28,778
Balance at March 31, 2022	124,380,844	$12	$461,888	$(401,538)	$(4,598)	$55,764

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Amounts in thousands, except share data)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid-in	Accumulated	comprehensive	(Deficit)
	Shares	Amount	capital	deficit	loss	Equity
Balance at December 31, 2020	108,071,249	$11	$391,175	$(404,629)	$(4,563)	(18,006)
Issuance of common stock under Employee Stock Purchase Plan	34,696	—	72	—	—	72
Issuance of common stock upon exercise of options	153,278	—	244	—	—	244
Issuance of vested restricted stock units	10,937	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	4,706,844	—	20,943	—	—	20,943
Stock-based compensation expense	—	—	1,780	—	—	1,780
Currency translation adjustment	—	—	—	—	(6)	(6)
Unrealized (losses) on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(24,597)	—	(24,597)
Balance at March 31, 2021	112,977,004	$11	$414,214	$(429,226)	$(4,570)	$(19,571)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$28,778	$(24,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351	207
Amortization of premiums and discounts on marketable securities	1	14
Non-cash lease expense	293	272
(Gain) on disposal of property and equipment	(147)	—
Stock-based compensation expense	2,753	1,780
Non-cash interest expense	383	387
Warrant liabilities revaluation	(18,515)	16,747
Changes in operating assets and liabilities:
Accounts receivable	2,761	(1,118)
Prepaid expenses, deposits and other assets	853	(1,512)
Accounts payable	18	151
Income taxes payable	(281)	—
Deferred revenue	(26,890)	(2,728)
Accrued expenses and other liabilities	(2,222)	(1,736)
Net cash (used in) operating activities	(11,864)	(12,133)
Cash flows from investing activities
Proceeds from maturities of marketable securities	10,000	—
Purchases of marketable securities	—	(22,420)
Purchases of property and equipment	(455)	(25)
Net cash provided by (used in) investing activities	9,545	(22,445)
Cash flows from financing activities
Debt amendment fee included in Debt Discount	(110)	—
Net proceeds from issuance of common stock- at-the-market offering	1,690	20,991
Proceeds from exercise of stock options	21	244
Proceeds from issuance of common stock under Employee Stock Purchase Plan	127	72
Net cash provided by financing activities	1,728	21,307
Effect of exchange rate changes on cash	(29)	(7)
Net change in cash, cash equivalents, and restricted cash	(620)	(13,278)
Cash, cash equivalents, and restricted cash at beginning of period	115,436	140,064
Cash, cash equivalents, and restricted cash at end of period	$114,816	$126,786
Supplemental cash flow information
Cash paid for interest	$494	$494
Noncash investing and financing activities
Purchase of property and equipment not yet paid	$91	$10
Equity offering costs in accrued liabilities	$94	$48
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
Selecta Biosciences, Inc., or the Company, was incorporated in Delaware on December 10, 2007, and is based in Watertown, Massachusetts. The Company is a clinical-stage biopharmaceutical company. The Company’s ImmTOR® platform encapsulates rapamycin, also known as sirolimus, an FDA approved immunomodulator, in biodegradable nanoparticles. ImmTOR is designed to induce antigen-specific immune tolerance. The Company believes, by combining ImmTOR with antigens of interest, the Company’s precision immune tolerance platform has the potential to restore self-tolerance to auto-antigens in autoimmune diseases, amplify the efficacy of biologics (including gene therapies) and mitigate the formation of anti-drug antibodies, or ADAs, against biologic drugs.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three months ended March 31, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 10, 2022. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of March 31, 2022, the consolidated results of operations for the three months ended March 31, 2022, and cash flows for the three months ended March 31, 2022. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
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
To date, the Company has financed its operations primarily through the initial public offering of its common stock, private placements of its common stock, issuances of common and preferred stock, debt, research grants, research collaborations and licenses. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. To date, the Company’s revenue has primarily been from collaboration and license agreements. The Company has devoted substantially all of its financial resources and efforts to developing its ImmTOR platform, identifying potential product candidates and conducting preclinical studies and clinical trials. The Company is in the early stages of development of its product candidates, and it has not completed development of any ImmTOR-enabled therapies.

As of March 31, 2022, the Company’s cash, cash equivalents, restricted cash and marketable securities were $118.8 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents, restricted cash and marketable securities as of March 31, 2022 will enable it to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at the Company. Through March 31, 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

2. Summary of Significant Accounting Policies
The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes during the three months ended March 31, 2022, with the exception of the matters discussed in recent accounting pronouncements.
Recent Accounting Pronouncements
Recently Adopted
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides guidance as to how entities should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity-classified after modification or exchange as an exchange of the original instrument for a new instrument. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. This new standard was effective for all entities for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 did not have an impact on the Company’s financial position or results of operations upon adoption.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. This ASU will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of ASU 2016-13 is not expected to have an impact on the Company’s financial position or results of operations upon adoption.

3. Marketable Securities and Investments
The following table summarizes the marketable securities held as of March 31, 2022 and December 31, 2021 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2022
Commercial paper	3,997	—	—	3,997
Total	$3,997	$—	$—	$3,997

December 31, 2021
Corporate bonds	$2,007	$—	$(1)	$2,006
Commercial paper	11,992	—	—	11,992
Total	$13,999	$—	$(1)	$13,998
All marketable securities held at March 31, 2022 and December 31, 2021 had maturities of less than 12 months when purchased and are classified as short-term marketable securities on the accompanying consolidated balance sheet. During the three months ended March 31, 2022, there were no marketable securities adjusted for other than temporary declines in fair value. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
Investments
As of March 31, 2022 and December 31, 2021, the Company has a $2.0 million investment in Cyrus Biotechnology, Inc., or Cyrus, pursuant to an investment agreement entered into in connection with the Collaboration and License Agreement with Cyrus. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment.

4. Net Income (Loss) Per Share
The Company has reported a net income for the three months ended March 31, 2022 and a net loss for the three months ended March 31, 2021. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per-share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$28,778	$(24,597)
Less: Change in fair value of 2019 Warrants	(18,515)	—
Adjusted net income (loss)	$10,263	$(24,597)
Denominator:
Weighted-average common shares outstanding - basic	124,232,799	110,742,150
Dilutive effect of employee equity incentive plans and outstanding 2019 warrants	3,340,686	—
Weighted-average common shares used in per share calculations - diluted	127,573,485	110,742,150
Net income (loss) per share:
Basic	$0.23	$(0.22)
Diluted	$0.08	$(0.22)

The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options, RSUs and ESPP shares	15,292,967	10,864,811
Warrants to purchase common stock	292,469	12,378,016
Total	15,585,436	23,242,827

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$76,622	$76,622	$—	$—
Marketable securities:
Commercial paper	3,997	—	3,997	—
Total assets	$80,619	$76,622	$3,997	$—

Liabilities:
Warrant liabilities	$6,908	$—	$—	$6,908
Total liabilities	$6,908	$—	$—	$6,908

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$66,563	$66,563	$—	$—
Marketable securities:
Corporate bonds	2,006	—	2,006	—
Commercial paper	11,992	—	11,992	—
Total assets	$80,561	$66,563	$13,998	$—

Liabilities:
Warrant liabilities	$25,423	$—	$—	$25,423
Total liabilities	$25,423	$—	$—	$25,423

There were no transfers within the fair value hierarchy during the three months ended March 31, 2022 or year ended December 31, 2021.

Cash, Cash Equivalents, and Restricted Cash
As of March 31, 2022 and December 31, 2021, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of March 31, 2022, the Company had restricted cash balances relating to a secured letter of credit in connection with its lease for the Company’s headquarters. The Company’s consolidated statements of cash flows include the following as of March 31, 2022 and 2021 (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$113,437	$125,407
Long-term restricted cash	1,379	1,379
Total cash, cash equivalents, and restricted cash	$114,816	$126,786

Marketable Securities
As of March 31, 2022, marketable securities classified as Level 2 within the valuation hierarchy consist of corporate bonds and commercial paper which are available-for-sale securities in accordance with the Company’s investment policy. The Company estimates the fair value of these marketable securities by taking into consideration valuations that include market pricing based on real-time trade data for the same or similar securities, and other observable inputs. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts.
Loans Payable
At March 31, 2022, in light of the issuance of the first tranche under the Company’s term loan pursuant the Loan and Security Agreement, dated August 31, 2020, as amended, among the Company, Oxford Finance LLC, or Oxford, as Collateral Agent and a Lender, and Silicon Valley Bank, or SVB, as a Lender, or the Loan and Security Agreement, the Company believes the carrying value approximates the fair value of the loan.
Warrants
In December 2019, the Company issued warrants in connection with a private placement of shares of common stock, or the 2019 Warrants. Pursuant to the terms of the 2019 Warrants, the Company could be required to settle the 2019 Warrants in cash in the event of certain acquisitions of the Company and, as a result, the 2019 Warrants are required to be measured at fair value and reported as a liability on the balance sheet. The Company recorded the fair value of the 2019 Warrants upon issuance using the Black-Scholes valuation model and is required to revalue the 2019 Warrants at each reporting date with any changes in fair value recorded in the statement of operations and comprehensive income (loss). The valuation of the 2019 Warrants is considered Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable including the volatility rate and the estimated term of the 2019 Warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The changes in the fair values of the Level 3 warrant liability are reflected in the statement of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021.
The estimated fair value of 2019 Warrants is determined using the following inputs to the Black-Scholes simulation valuation:
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
Expected life. The expected life of the 2019 Warrants is assumed to be equivalent to their remaining contractual term which expires on December 23, 2024.
Volatility. The Company estimates stock price volatility based on the Company’s historical volatility and the historical volatility of peer companies for a period of time commensurate with the expected remaining life of the 2019 Warrants.
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrant liability is as follows:

	March 31,	December 31,
	2022	2021
Risk-free interest rate	2.45%	0.97%
Dividend yield	—	—
Expected life (in years)	2.73	2.98
Expected volatility	93.60%	96.10%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10), for the three months ended March 31, 2022 (in thousands):

Warrant liabilities
Fair value as of December 31, 2021	$25,423
Change in fair value	(18,515)
Fair value as of March 31, 2022	$6,908

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$5,771	$5,134
Computer equipment and software	683	731
Leasehold improvements	48	45
Furniture and fixtures	331	332
Office equipment	163	163
Construction in process	354	534
Total property and equipment	7,350	6,939
Less accumulated depreciation	(4,661)	(4,797)
Property and equipment, net	$2,689	$2,142

Depreciation expense was $0.1 million for each of the three months ended March 31, 2022 and 2021, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Payroll and employee related expenses	$1,116	$3,179
Accrued patent fees	711	309
Accrued external research and development costs	4,973	4,339
Accrued professional and consulting services	1,560	815
Accrued interest	179	170
Other	350	1,721
Accrued expenses	$8,889	$10,533
Other accrued expenses as of March 31, 2022 and December 31, 2021 include a $0.9 million estimated liability for the settlement of litigation relating to the two lawsuits described further within Note 17.

8. Leases
For the three months ended March 31, 2022 and 2021 the components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$506	$444
Variable lease cost	220	288
Short-term lease cost	3	3
Total lease cost	$729	$735

The maturity of the Company’s operating lease liabilities as of March 31, 2022 were as follows (in thousands):

March 31,
2022
2022 (remainder)	1,409
2023	1,922
2024	1,980
2025	2,039
2026	2,101
Thereafter	2,844
Total future minimum lease payments	12,295
Less imputed interest	2,892
Total operating lease liabilities	$9,403

The supplemental disclosure for the statement of cash flows related to operating leases were as follows (in thousands):

	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$457	$444

Other than the initial recording of the right-of-use asset and lease liability for the Headquarters Lease in 2020, which was non-cash, the changes in the Company’s right-of-use asset and lease liability for the three months ended March 31, 2022 and 2021 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	March 31,
	2022	2021
Weighted-average remaining lease term	6.1 years	7.1 years
Weighted-average discount rate	8.9%	8.9%

9. Debt
2020 Term Loan
On March 21, 2022, the Company entered into a Second Amendment to its 2020 Term Loan. The Second Amendment extends the date on which amortization payments in respect of the 2020 Term Loan will commence by twelve months to April 1, 2023. Thereafter, amortization payments will be paid monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the 2020 Term Loan, subject to recalculation upon a change in the prime rate. The Second Amendment was determined to be a loan modification, and the $0.1 million fee is recorded as an addition to the debt discount on the effective date.
As of March 31, 2022 and December 31, 2021, the outstanding principal balance under the 2020 Term Loan was $25.0 million.
Total 2020 Term Loan and unamortized debt discount balances as of March 31, 2022 are as follows (in thousands):

Face value	$25,000
Venture debt termination fee	2,250
Less: Debt discount	(1,512)
Less: Current portion of loan payable	(696)
Loan payable, net of current portion	$25,042

Future minimum principal payments on the 2020 Term Loan as of March 31, 2022 are as follows (in thousands):

Year ended:
2023	7,759
2024	10,345
2025	6,896
Total minimum principal payments	$25,000

10. Equity
Equity Financings
“At-the-Market” Offerings
On October 25, 2021, the Company entered into a Sales Agreement, or the 2021 Sales Agreement, with SVB Leerink LLC (now known as SVB Securities LLC), or SVB Leerink, pursuant to which the Company may sell shares of the Company’s common stock, from time to time, through an “at the market” equity offering program under which SVB Leerink will act as sales agent. The shares of common stock sold pursuant to the 2021 Sales Agreement will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-241692), aggregate gross sales proceeds of up to $75.0 million.
During the three months ended March 31, 2022, the Company sold 576,418 shares of its common stock pursuant to the 2021 Sales Agreement for aggregate net proceeds of $1.7 million, after deducting commissions and other transaction costs.

Warrants
During the three months ended March 31, 2022, there were no warrants issued, exercised, or canceled. Refer to Note 10 to the consolidated financial statements within our 2021 Annual Report on Form 10-K for further discussion of the terms related to the Company’s warrants.

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at March 31, 2022	292,469	10,443,511	10,735,980	$1.62

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	As of
	March 31, 2022	December 31, 2021
Exercise of warrants	10,735,980	10,735,980
Shares available for future stock incentive awards	7,006,788	6,039,564
Unvested restricted stock units	1,118,508	394,450
Outstanding common stock options	15,349,539	11,039,873
Total	34,210,815	28,209,867

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
Additionally, pursuant to the terms of the 2016 Plan, the Board is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2022 and 2021, the number of shares of common stock that may be issued under the 2016 Plan was increased by 4,944,919 and 4,322,850 shares, respectively. As of March 31, 2022, 1,737,589 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 1,175,000 shares of its common stock for issuance. In March 2019, the Board approved the amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of March 31, 2022, there are 1,591,661 shares available for future grant under the 2018 Inducement Incentive Award Plan.
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,018	$754
General and administrative	1,735	1,026
Total stock-based compensation expense	$2,753	$1,780

Stock Options
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.48%	0.44%
Dividend yield	—	—
Expected term	6.03	5.28
Expected volatility	91.84%	83.26%
Weighted-average fair value of common stock	$3.26	$3.13

The weighted average grant date fair value of stock options granted to employees during the three months ended March 31, 2022 and 2021 was $2.45 and $1.99, respectively.
As of March 31, 2022, total unrecognized compensation expense related to unvested employee stock options was $18.5 million, which is expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes the stock option activity under the 2008 Plan, 2016 Plan, and 2018 Inducement Incentive Award Plan:

			Weighted-average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employees
Outstanding at December 31, 2021	10,616,800	$3.99	8.19	$4,982
Granted	4,476,500	$3.26
Exercised	(10,000)	$2.10
Outstanding at March 31, 2022	15,083,300	$3.78	8.49	$—

Vested at March 31, 2022	5,602,046	$4.46	7.30	$—
Vested and expected to vest at March 31, 2022	13,738,523	$3.82	8.40	$—

Non-employee consultants
Outstanding at December 31, 2021	423,073	$6.34	3.85	$42
Forfeited	(156,834)	$3.44
Outstanding at March 31, 2022	266,239	$8.05	5.83	$—

Vested at March 31, 2022	266,239	$8.05	5.83	$—
Vested and expected to vest at March 31, 2022	266,239	$8.05	5.83	$—

Restricted Stock Units
During the three months ended March 31, 2022, the Company granted 813,200 restricted stock awards with a weighted average fair value of $3.31 per share based on the closing price of the Company’s common stock on the date of grant to employees under the 2016 Plan, which will vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock awards to employees based on historical attrition trends.
Unrecognized compensation expense for all restricted stock units was $2.8 million as of March 31, 2022, which is expected to be recognized over a weighted average period of 3.4 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and 2018 Inducement Incentive Award Plan:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2021	394,450	$3.45
Granted	813,200	3.31
Vested	(89,142)	3.36
Unvested at March 31, 2022	1,118,508	$3.36

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 173,076 shares of common stock for future issuance under the ESPP to participating employees. In January 2022 and 2021, the number of shares of common stock authorized for issuance under the ESPP was increased by 1,236,229 shares and 1,080,711 shares, respectively. During the three months ended March 31, 2022, the Company issued 81,057 shares of common stock under the ESPP. As of March 31, 2022, 3,677,538 shares remain available for future issuance under the ESPP.
For each of the three months ended March 31, 2022 and 2021, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP, respectively.

12. Revenue Arrangements
Takeda Pharmaceuticals USA, Inc.
License and Development Agreement
In October 2021, the Company entered into a License Agreement, or the Takeda Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda. Under the Takeda Agreement, the Company granted Takeda an exclusive license to the Company’s ImmTOR technology initially for two specified disease indications within the field of lysosomal storage disorders. Takeda paid a $3.0 million upfront payment to the Company upon signing of the Takeda Agreement, and the Company is entitled to receive up to $1.124 billion in future additional payments over the course of the partnership that are contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. The Company is also eligible for tiered royalties on future commercial sales of any licensed products.
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
As of March 31, 2022, the Company recorded $1.0 million, as a long-term contract liability, representing deferred revenue associated with this agreement. Revenue of $1.0 million related to the Takeda Agreement was recognized during the three months ended March 31, 2022. As of December 31, 2021, the Company recorded $1.0 million as a short term contract liability and $1.0 million, as a long-term contract liability, respectively, representing deferred revenue associated with this agreement.
Swedish Orphan Biovitrum
License and Development Agreement
In June 2020, the Company and Sobi entered into the Sobi License. Pursuant to the Sobi License, the Company agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the Company’s SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. The SEL-212 drug candidate is a pharmaceutical composition containing a combination of SEL-037, or the Compound, and ImmTOR. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay the Company a one-time, upfront payment of $75.0 million. Sobi has also agreed to make milestone payments totaling up to $630.0 million to the Company upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier.
Pursuant to the Sobi License, the Company has agreed to supply (at cost) quantities of the Compound and ImmTOR as necessary for completion of the two Phase 3 clinical trials of SEL-212 (DISSOLVE I and DISSOLVE II) and a 6-month placebo extension. The Company is required to supply quantities of the Compound until all rights to the Compound and any materials needed to manufacture the Compound are transferred to Sobi. Sobi has agreed to reimburse the Company for all budgeted costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, except for any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212. Sobi will have control and responsibility over all regulatory filings, including any investigational drug applications, biologics license applications, and marketing authorization applications relating to the licensed product.
Sobi may terminate the Sobi License for any reason upon 180 days’ written notice to the Company, whereby all rights granted under the Sobi License would revert back to the Company. In addition, if Sobi were to terminate the Sobi License, the Company has the option to obtain a license to all patents and know-how necessary to exploit SEL-212 in existence as of the termination date from Sobi in return for making an equitable royalty payment to Sobi. Additionally, on June 11, 2020, the Company entered into the Sobi Purchase Agreement for the sale of 5,416,390 shares of common stock for aggregate gross proceeds of $25.0 million in connection with the Sobi License. The closing of the Sobi Private Placement occurred on July 31, 2020, following the closing of the transactions contemplated under the Sobi License.
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
As of March 31, 2022 and December 31, 2021, the Company recorded $21.7 million and $37.5 million, respectively, as a short-term contract liability and $4.1 million and $5.1 million, respectively, as a long-term contract liability, representing deferred revenue associated with this agreement. In addition, as of March 31, 2022, the Company has recorded an immaterial amount of contract assets related to incremental costs that would not have been incurred if the Sobi License had not been obtained.
As of March 31, 2022 and December 31, 2021, the Company recorded a total outstanding receivable of $7.1 million and $9.9 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Revenue of $23.8 million and $11.1 million related to the Sobi License was recognized during the three months ended March 31, 2022 and 2021, respectively.
Sarepta Therapeutics, Inc.
Research License and Option Agreement
In June 2020, the Company and Sarepta Therapeutics, Inc., or Sarepta, entered into a Research License and Option Agreement, or the Sarepta Agreement. Pursuant to the Sarepta Agreement, the Company agreed to grant Sarepta a license under the Company’s intellectual property rights covering the Company’s antigen-specific biodegradable nanoparticle encapsulating ImmTOR to research and evaluate ImmTOR in combination with Sarepta’s adeno-associated virus gene therapy technology, or gene editing technology, using viral or non-viral delivery, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes, or the Indications. Sarepta will have an option term of 24 months during which it can opt-in to obtain an exclusive license to further develop and commercialize the Product to treat at least one Indication, with a potential to extend the option term for an additional fee. The Company will supply ImmTOR to Sarepta for clinical supply on a cost-plus basis.
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
As of March 31, 2022 and December 31, 2021, two milestones remained constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. The Company will recognize the revenue associated with the upfront payment and combined single performance obligation utilizing the output method, over the 24-month term as the manufactured supply is delivered to Sarepta.
At each of March 31, 2022 and December 31, 2021, the Company recorded $4.6 million as a short-term contract liability representing deferred revenue associated with this agreement. Revenue of less than $0.1 million related to the Sarepta Agreement was recognized during the three months ended March 31, 2022. No revenue related to the Sarepta Agreement was recognized during the three months ended March 31, 2021.
Asklepios Biopharmaceutical, Inc.
License Agreement for Pompe Disease
In December 2019, the Company and Asklepios Biopharmaceutical, Inc., or AskBio, entered into a license agreement, or the AskBio License Agreement. Pursuant to the AskBio License Agreement, AskBio has exercised its option to exclusively license the Company’s intellectual property rights covering the Company’s ImmTOR platform to research, develop, and commercialize certain adeno-associated viral, or AAV, gene therapy products utilizing ImmTOR, and targeting the lysosomal alpha-glucosidase, or GAA, gene, or derivatives thereof, to treat Pompe Disease.
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
In determining the transaction price, the Company concluded that the future development milestones, regulatory milestones, sales milestones, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Consideration related to sales-based milestones as well as royalties on net sales upon commercialization by AskBio, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to AskBio and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of March 31, 2022 and December 31, 2021, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The total initial transaction price of the contract on the effective date was $7.0 million, comprised of a $2.0 million initial upfront payment upon agreement of terms, and a $5.0 million initial upfront execution fee.
At each of March 31, 2022 and December 31, 2021, the Company recorded $1.7 million as short-term contract liability and $5.3 million as a long-term contract liability, representing deferred revenue associated with this agreement. Revenue will be recognized over the period in which the particles are delivered. No revenue related to the AskBio License Agreement was recognized during the three months ended March 31, 2022 and 2021 as no deliveries were made during these periods.

Spark Therapeutics, Inc.
Spark License Agreement
In December 2016, the Company entered into a License and Option Agreement, or the Spark License Agreement, with Spark Therapeutics, Inc., or Spark, pursuant to which the Company and Spark agreed to collaborate on the development of gene therapies for certain targets utilizing the ImmTOR platform. The Spark License Agreement provides Spark with certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property, allowing Spark to develop and commercialize gene therapies in combination with ImmTOR for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A, the initial target.
On January 18, 2022, both parties agreed to mutually terminate the Spark License Agreement. Therefore, the short-term contract liability of $9.2 million as of December 31, 2021 was recognized as revenue during the three months ended March 31, 2022.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $38.4 million.
Contract Balances from Contracts with Customers (Takeda, Sobi, Sarepta, and AskBio)
The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2022 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Three Months Ended March 31, 2022
Contract liabilities:
Deferred revenue	$65,300	$—	$(26,890)	$38,410
Total contract liabilities	$65,300	$—	$(26,890)	$38,410

13. Related-party Transactions
Consulting Services
During the three months ended March 31, 2022, there were no related party transactions. The Company incurred expenses for consulting services provided by its founders to serve on its Scientific Advisory Board, totaling less than $0.1 million during the three months ended March 31, 2021.

14. Collaboration and License Agreements
Ginkgo Bioworks Holdings, Inc.
Collaboration and License Agreement
On January 3, 2022, the Company entered into a Collaboration and License Agreement, or the Second Ginkgo Agreement, with Ginkgo Bioworks Holdings, Inc., or Ginkgo. Under this agreement, the Company will engage with Ginkgo to develop AAV capsids designed to enhance transduction efficiency and transgene expression. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments in the form of shares of the Company’s common stock, clinical and commercial milestone payments of up to $207 million in cash. The Second Ginkgo Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the Second Ginkgo Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company is accounting for the contingently issuable shares of common stock to be issued in exchange for the license obtained from Ginkgo as a liability-classified, stock-based compensation arrangement with a non-employee which will be recognized when achievement of the milestones is probable. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Ginkgo tiered royalties ranging from low-single digit to high-single digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.
In October 2021, the Company entered into a Collaboration and License Agreement, or the First Ginkgo Agreement, with Ginkgo. Under the First Ginkgo Agreement, Ginkgo will design next generation IgA proteases with potentially transformative therapeutic potential. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments for fixed fair values in the form of shares of the Company’s common stock, clinical and commercial milestone payments of up to $85.0 million in cash. The First Ginkgo Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the First Ginkgo Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company is accounting for the contingently issuable shares of common stock to be issued in exchange for the license obtained from Ginkgo as a liability-classified, stock-based compensation arrangement with a non-employee which will be recognized when achievement of the milestones is probable. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Ginkgo tiered royalties ranging from low-single digit to high-single digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.
Genovis AB (publ.)
License Agreement
In October 2021, the Company entered into an Exclusive License Agreement, or the Genovis Agreement, with Genovis AB (publ.), or Genovis. Under the Genovis Agreement, the Company paid to Genovis an upfront payment in exchange for an exclusive license to Genovis’ IgG protease, or Xork, enzyme technology across all therapeutic uses in humans, excluding research, preclinical, diagnostic and other potential non-therapeutic applications of the enzyme. Genovis is eligible to earn development and sales-based milestones. The Genovis Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the Genovis Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Genovis tiered royalties of low double-digit percentages of worldwide annual net sales of collaboration products which will be expensed as the commercial sales occur.
Cyrus Biotechnology, Inc.
Collaboration and License Agreement
In September 2021, the Company and Cyrus entered into a collaboration and license agreement, or the Cyrus Agreement. Pursuant to the Cyrus Agreement, Cyrus agreed to grant the Company an exclusive, worldwide license to certain intellectual property to form a protein engineering collaboration combining the Company’s ImmTOR platform with Cyrus’ ability to redesign protein therapeutics. The lead program is a proprietary interleukin-2, or IL-2, protein agonist designed to selectively promote expansion of regulatory T cells for treatment of patients with autoimmune diseases and other deleterious immune conditions. In return for the licensed intellectual property, the Company made an upfront payment and is obligated to pay certain discovery, development, and sales-based milestones which could potentially total up to approximately $1.5 billion across multiple programs. The Cyrus Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the Cyrus Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Cyrus tiered royalties ranging from mid-single digit to low-double digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.
Additionally, on September 7, 2021, the Company entered into a stock purchase agreement, or the Series B Preferred Stock Purchase Agreement, in connection with the Cyrus Agreement. Pursuant to the Series B Preferred Stock Purchase Agreement, the Company purchased 2,326,934 shares of Cyrus’ Series B Preferred Stock, par value $0.0001 per share, at a purchase price of $0.8595 per share for an aggregate purchase price of $2.0 million.
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
As of March 31, 2022, no impairment indicators are present and therefore the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheet. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.

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
Pursuant to the AskBio Collaboration Agreement, the Company and AskBio agreed to conduct proof of concept studies to potentially validate the use of ImmTOR in conjunction with AskBio’s AAV gene therapy, or SEL-302 (previously disclosed as MMA-101, in combination with ImmTOR), for the treatment of MMA, to mitigate the formation of neutralizing anti-AAV capsid antibodies, or the POC Studies. On April 29, 2021, the Company was notified by AskBio that it intended to opt-out of development of the MMA indication. The feasibility study and license agreement with AskBio, or AskBio Collaboration Agreement, otherwise remains in effect. Consequently, the Company has assumed all rights to the MMA program and intends to continue to progress the SEL-302 program through clinical development. The Company filed an IND to conduct a Phase 1/2 clinical trial of its SEL-302 product candidate in pediatric patients with methylmalonic acidemia in the third quarter of 2021. On November 23, 2021, this trial was placed on clinical hold by the FDA, with questions specifically relating to chemistry, manufacturing and controls, or CMC, of the AAV vector. On March 9, 2022, the Company received a letter from the FDA indicating the clinical hold was removed and the trial may proceed.
The SEL-399 program combined an empty AAV capsid (EMC-101), which is an AAV capsid containing no transgene, with ImmTOR and was conducted in partnership with AskBio. Building on the preclinical data the Company has generated showing ImmTOR’s effect on mitigating or reducing the formation of neutralizing antibodies to AAV gene therapies, the Company completed a clinical trial of SEL-399 in healthy adult volunteers in Belgium. The goal of the SEL-399 clinical trial was to demonstrate the appropriate dose of ImmTOR in humans to mitigate the formation of antibodies to AAV capsids used in gene therapies. The Company believes this promising study in healthy volunteers provides support for the potential use of ImmTOR for the inhibition of neutralizing antibodies to AAV8 in gene therapy clinical trials.
The Company and AskBio will share responsibility for the research and development of products developed under the SEL-399 program collaboration. The parties will also share research, development, and commercialization costs equally for all collaboration products, but with a right of either party to opt out of certain products, and thereby no longer be required to share costs for such products. Each party will receive a percentage of net profits under the collaboration equal to the percentage of shared costs borne by such party in the development of such product. Pursuant to the AskBio Collaboration Agreement, AskBio is responsible for manufacturing the AAV capsids and AAV vectors and the Company is responsible for manufacturing ImmTOR.
The AskBio Collaboration Agreement is considered to be within the scope of ASC 808, as both parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company evaluated the terms of the AskBio Collaboration Agreement and have identified the following promises in the arrangement (1) conducting research and development activities to develop and commercialize products under the collaboration, or the R&D Services, (2) granting a non-exclusive, non-transferable, royalty-free, fully paid up, worldwide license to certain intellectual property of the Company, or the IP Rights, for the purpose of performing the POC Studies, or the Research License, (3) granting an exclusive, nontransferable, worldwide license to the IP Rights for use in certain indications, or the Collaboration License, (4) providing manufactured supply of preclinical and clinical ImmTOR, or the Manufactured Supply, (5) participation on identified steering committees responsible for the oversight of the collaboration, or the JSC Participation, and (6) granting an exclusive option to obtain a license under the IP Rights to research, develop and commercialize Licensed Products. The Company determined that the R&D Services, Research License, Collaboration License, Manufactured Supply, and JSC Participation were not capable of being distinct, and therefore must be combined into a single performance obligation. Therefore, promises (1) through (5) identified above were combined into a single performance obligation. Furthermore, the Company evaluated the Option Agreement and determined that it does not provide AskBio with a material right under ASC 606 as the option was not priced at a discount. The Company noted that AskBio did not meet the definition of a customer within the scope of ASC 606 for any distinct performance obligations as the Company concluded that such items were not an output of the Company’s ordinary activities. As such, the Company determined that the entire arrangement would be accounted for within the scope of ASC 808. In accordance with ASC 808, collaboration expenses are recognized within research and development expense and selling, general and administrative expense on the Company’s condensed consolidated statements of operations.
Under certain collaborative arrangements, the Company is entitled to reimbursement of certain research and development expense. Activities under collaborative arrangements for which the Company is entitled to reimbursement are considered to be collaborative activities under the scope of ASC 808. For these units of account, the Company does not analogize to ASC 606 or recognize revenue. Rather, the Company analogizes to the guidance in ASC 730, which requires that reimbursements from counterparties be recognized as an offset to the related costs. In accordance with ASC 730, the Company records reimbursement payments received from collaborators as reductions to research and development expense.
For the three months ended March 31, 2022 and 2021, the Company recognized $0.4 million and $1.2 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share.
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
As of March 31, 2022, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million, and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the three months ended March 31, 2022.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of March 31, 2022. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.

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
Effective for tax years beginning on or after January 1, 2022, research and experimental expenditures under IRC Section 174 must be capitalized over five years when performed in the U.S. and 15 years for research and experimental expenditures performed outside of the U.S. As of March 31, 2022, the Company has performed a high-level analysis of the impact of this legislation enactment and determined the projected taxable loss position for 2022 does not result in income tax due. As of December 31, 2021, the Company has $51.1 million of federal net operating losses available, subject to an 80% limitation. The Company also has $1.2 million of federal tax credits, subject to a 75% limitation. The Company maintains its full valuation allowance.
Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code due to ownership change limitations that have occurred previously, or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2021, the Company completed both a Section 382 and R&D tax credit study.
The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities is open for tax years since inception as the Company claimed research tax credits on its 2020 tax return which remains open for examination for the 2020 year as well as for any year in which a credit has been claimed. The Company files income tax returns in the United States and Massachusetts. There are currently no federal, state or foreign audits in progress.

16. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. As of January 2022, all matching contributions vest ratably over 2 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended March 31, 2022 and 2021, respectively.

17. Commitments and Contingencies
As of March 31, 2022, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
On August 3, 2020, a stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, the Company received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors. While the litigation was stayed, the parties reached an agreement in principle to settle the matter, and on March 18, 2022, they submitted a Stipulation and Agreement of Settlement and other documentation to the Court for its approval of the settlement. As of March 31, 2022, the Company accrued an estimated liability of $0.9 million for the litigation, as the liability has been determined to be probable.
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

18. Subsequent Events
Underwritten Offering
On April 6, 2022, the Company entered into an underwriting agreement, or the Underwriting Agreement, with SVB Leerink, as representative of the several underwriters named therein, relating to an underwritten offering, or the Offering, of 27,428,572 shares, or the Shares, of the Company’s common stock and warrants, or the 2022 Warrants, and together with the Shares, the Securities, to purchase up to 20,571,429 shares of common stock. Each Share and accompanying Warrant to purchase 0.75 shares of common stock was sold at a combined offering price of $1.41. The exercise price for the 2022 Warrants is $1.55 per share. The Company received gross proceeds from the Offering of approximately $38.7 million.
The 2022 Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. Each 2022 Warrant is exercisable at any time and from time to time after issuance. In the event of certain corporate transactions, the holders of the 2022 Warrants will be entitled to receive, upon exercise of the 2022 Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such transaction. The 2022 Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of Common Stock are entitled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on March 10, 2022. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview
We are a clinical-stage biopharmaceutical company. Our ImmTOR® platform encapsulates rapamycin, also known as sirolimus, an FDA approved immunomodulator, in biodegradable nanoparticles. ImmTOR is designed to induce antigen-specific immune tolerance.
We continually seek to enhance ImmTOR. In recent preclinical studies we have conducted, we have observed that ImmTOR may have synergistic activity with interleukin-2, or IL-2, molecules that have been engineered to be selective for regulatory T cells, or Tregs. Treg-selective IL-2 mutant molecules, or IL-2 muteins, have been shown to transiently expand all pre-existing Tregs in preclinical studies conducted by others. We have observed in preclinical studies that the combination of ImmTOR, a Treg-selective IL-2 mutein and an antigen, exhibited substantial synergistic activity in inducing and expanding antigen-specific Tregs beyond ImmTOR alone with evidence of enhanced durability of immune tolerance and the potential for ImmTOR dose sparing. This combination of ImmTOR with a Treg selective IL-2 molecule represents an evolution of the ImmTOR platform, which we call ImmTOR-IL™. We believe this combination has the potential to be a best-in-class therapy in diseases where expansion of total Tregs may prove beneficial. We believe ImmTOR and ImmTOR-IL have the potential to enhance both the efficacy and safety of biologic therapies (including gene therapies), improve product candidates under development, and enable novel therapeutic modalities in autoimmune disease.
Our Product Candidates
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
Gene therapies. We believe gene therapies have the potential to address key unmet medical needs for many rare genetic diseases, but undesired immune responses to the viral vectors used for gene replacement, augmentation and editing may be restricting their broader use. AAV immunogenicity and AAV toxicity represent two major challenges for the gene therapy field; in many cases these two issues are inextricably linked. Immunogenicity of AAV vectors is thought to cause or exacerbate many of the adverse events associated with AAV gene therapy. Induction of acute inflammation and capsid-specific CD8 T cells by AAV gene therapy is thought to contribute to observations of hepatotoxicity, which has been associated with loss of transgene expression. The formation of neutralizing antibodies against AAV after initial treatment with AAV mediated gene therapies effectively prevents the possibility of re-dosing in patients who may benefit from additional doses due to either the failure to achieve therapeutic benefit or loss of transgene expression over time. Additionally, a significant number of patients who would benefit from treatment by gene therapies are ineligible due to pre-existing immunity to the AAV vectors from a natural infection. This preexisting immunity could be addressed through an IgG protease pre-treatment to open a dosing window for AAV gene therapies. We believe that the combination of ImmTOR and Xork could simultaneously address the two key issues facing the AAV gene therapy modality and make them more accessible while also making them safer and more durable.
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
In our preclinical studies, we observed that ImmTOR combined with a Treg-selective IL-2 mutant protein, or IL-2 mutein, exhibited substantial synergistic activity in increasing the percentage and durability of total Treg expansion in the spleen. We believe that this combination has the potential to be a best-in-class therapy in diseases where expansion of total Treg may prove beneficial. This antigen specificity differentiates ImmTOR-IL from other IL-2 mutein approaches which do not show an antigen specific T-cell expansion. Thus, we believe that not only is ImmTOR-IL a potentially best in class IL-2 where generalized T cell expansion can be beneficial, but also a “first in class” antigen specific IL-2 therapy.
Below is a summary of our ongoing discovery, research, and development programs:

Program	Phase of Development	Anticipated Next Steps	Commercial Rights
Biologic Therapies
SEL-212 (Chronic Refractory Gout)	Phase 3 clinical trials (DISSOLVE I / DISSOLVE II)	Top-line data Q1 2023	Sobi
IgA nephropathy	Preclinical	IND enabling studies, 2022	Selecta
Gene Therapies
SEL-302 (Methylmalonic acidemia (MMA))	IND filed / Phase 1	Study commencement, 2H 2022	Selecta
SEL-313 (Ornithine Transcarbamylase (OTC) Deficiency)	IND-enabling	Currently paused	Selecta
SEL-018 (IgG protease (Xork))	Preclinical	IND enabling studies, 2022	Selecta
Pompe disease	Preclinical	Plans to be announced by our collaborator	AskBio
Duchenne muscular dystrophy (DMD)	Preclinical	Plans to be announced by our collaborator	Sarepta
Limb-girdle muscular dystrophy (LGMD)	Preclinical	Plans to be announced by our collaborator	Sarepta
Two indications for lysosomal storage disorders	Preclinical	Plans to be announced by our collaborator	Takeda
Tolerogenic Therapies for Autoimmune Disease
Proprietary IL-2 receptor agonist	Preclinical		Selecta
Primary biliary cholangitis (PBC)	Preclinical		Selecta
Biologic Therapies – Chronic Refractory Gout
SEL-212 consists of ImmTOR co-administered with pegadricase. Our pegadricase consists of a yeast-derived uricase modified with polyethylene glycol moieties. Uricase is an enzyme endogenous to all mammals, except for humans and certain primates, which converts uric acid to the more soluble metabolite, allantoin. There is a natural limit to the amount of uric acid that can be excreted by the kidneys, which decreases with age and can be reduced by some medications. By converting uric acid to allantoin, uricase provides an additional way for the body to reduce uric acid.
Biologic Therapies – IgA Nephropathy
The second indication in our biologic therapies program is IgA nephropathy, an autoimmune kidney disease that occurs when immune complexes of a subclass of antibodies called immunoglobulin A1, or IgA1, accumulates in the kidneys. Previous studies in animal models conducted at independent laboratories demonstrated that bacterial IgA protease has the potential to remove injurious IgA immune complexes from kidneys and reduce inflammation, fibrosis, and hematuria. We believe these results suggest that IgA protease can potentially decrease the rate of disease progression and possibly even reverse the disease. The barrier to IgA protease commercialization has been the bacterial origin of the protease, which makes it highly immunogenic. Based on the learnings of SEL-212, we believe the combination of ImmTOR with an IgA protease will enable repeated dosing to treat IgA Nephropathy.
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
Gene Therapies – IgG Protease (Xork)
We have exclusively licensed Xork, an IgG-specific protease from Genovis, an enzyme technology company. We plan to develop Xork, either alone or in combination with our ImmTOR platform, with the goal of enabling the dosing of transformative gene therapies in patients with pre-existing AAV immunity due to natural exposures to AAV viruses. Currently, significant proportions of the potential patient populations for many gene therapy trials are ineligible for treatment by AAV mediated gene therapies due to pre-existing antibodies which limits transduction efficiency of the therapy and could trigger potentially dangerous immune responses. IgG proteases are derived from bacteria. Xork exhibits low cross-reactivity to antibodies in normal human serum and is differentiated from IgG proteases derived from Streptococcus pyogenes, a common human pathogen.
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
Additionally, in preclinical studies we have observed ImmTOR, in combination with IL-2 muteins, expanding T-regulatory cells beyond IL-2 alone and we intend to pursue a combination of ImmTOR and IL-2 (ImmTOR-IL) in diseases where general T cell expansion has shown a therapeutic benefit. Additionally, we have observed in preclinical studies that the combination of ImmTOR, a Treg-selective IL-2 mutein and an antigen, exhibited substantial synergistic activity in inducing and expanding antigen specific regulatory T cells when ImmTOR and IL-2 is combined with an antigen of interest. We intend to pursue and develop treatments for autoimmune diseases with well-defined antigens using either ImmTOR or ImmTOR-IL.
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
Licenses and Collaborations
In-licenses
Ginkgo Bioworks Holdings, Inc.
In January 2022, we entered into a Collaboration and License Agreement, or the Second Ginkgo Agreement, with Ginkgo. Under the Second Ginkgo Agreement, we will engage with Ginkgo to design novel AAV capsids with potentially improved transduction, enhanced tissue tropism and reduced immunogenicity. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments in the form of our common stock, clinical and commercial milestone payments of up to $207 million in cash for each of a specified number of products which have the potential to total, in the aggregate, up to $1.1 billion. Ginkgo is also entitled to potential further downstream value in the form of royalties on sales.
In October 2021, we entered into the First Ginkgo Agreement with Ginkgo. Under the First Ginkgo Agreement, Ginkgo will design next generation IgA proteases with potentially transformative therapeutic potential. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments in the form of our common stock, clinical and commercial milestone payments of up to $85 million in cash, as well as downstream value in the form of royalties on sales.
Genovis AB (publ.)
In October 2021, we entered into a strategic licensing agreement with Genovis, or the Genovis Agreement. Under the Genovis Agreement, we paid to Genovis an upfront payment in exchange for an exclusive license to Genovis’ Xork enzyme technology for all therapeutic uses in humans, excluding research, preclinical, diagnostic, and other potential non-therapeutic applications of the enzyme. Genovis is eligible to earn development and sales-based milestones, as well as tiered royalties on worldwide sales in the low double digits.
Cyrus Biotechnology, Inc.
In September 2021, we entered into a Collaboration and License Agreement with Cyrus, or the Cyrus Agreement, pursuant to which Cyrus agreed to grant us an exclusive, worldwide license to certain intellectual property in order to form a protein engineering collaboration combining the ImmTOR platform with Cyrus’ engineered protein therapeutics. We expect that novel engineered protein therapeutic candidates from the partnership will be used to expand our proprietary pipeline and further bolster the ImmTOR platform. In return for the licensed intellectual property, we made an upfront payment and will pay certain discovery, development, and sales-based milestones which could potentially total up to approximately $1.5 billion across multiple programs.
IGAN Biosciences, Inc.
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
Out-licenses
Takeda Pharmaceuticals USA, Inc.
In October 2021, we entered into a strategic licensing agreement with Takeda, or the Takeda Agreement. Under the Takeda Agreement, we granted Takeda an exclusive license to our ImmTOR technology initially for two specified disease indications within the field of lysosomal storage disorders. Under the terms of the Takeda Agreement, we received an upfront payment and are entitled to receive up to $1.124 billion in future additional payments over the course of the partnership that are contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. We are also eligible for tiered royalties on future commercial sales of any licensed products.
Swedish Orphan Biovitrum AB (publ.)

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
Sarepta Therapeutics, Inc.
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
Asklepios Biopharmaceutical, Inc.
Feasibility Study and License Agreement
In August 2019, we entered into a feasibility study and license agreement with AskBio, or the AskBio Collaboration Agreement. The initial product candidate being developed under this collaboration is gene therapy for MMA which can cause severe developmental defects and premature death as a result of an accumulation of toxic metabolites. We previously conducted preclinical studies for this product candidate and will leverage that previous work within the collaboration. In April 2021, we were notified by AskBio that it intended to opt-out of development of the MMA indication. The AskBio Collaboration Agreement otherwise remains in effect. We filed an IND to conduct a Phase 1/2 clinical trial of our SEL-302 product candidate in pediatric patients with methylmalonic acidemia in the third quarter of 2021. On November 23, 2021, this trial was placed on clinical hold by the FDA, with questions specifically relating to CMC of the AAV vector. On February 9, 2022, we submitted a written response to the FDA to answer its questions. On March 9, 2022, we received a letter from the FDA indicating the clinical hold was removed and the trial may proceed. ImmTOR manufacturing, controlled by us, continues to proceed in accordance with our expectations and we have not observed any impact to any of our ImmTOR programs. In October and November 2020, we received rare pediatric disease designation and orphan drug designation, respectively, from the FDA for MMA-101, for the treatment of MMA due to methylmalonyl-CoA mutase, or MMUT gene mutations.
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

Impact of Global Events
COVID-19
We are closely monitoring how the COVID-19 pandemic is affecting our employees, business, supply chain, preclinical studies and clinical trials. In response to the spread of COVID-19, we have continued to have our administrative employees work outside of our offices to limit the total number of staff in our offices. We began encouraging more onsite employee presence in April 2022. Disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and the incurrence of unforeseen costs as a result of supply chain, preclinical study or clinical trial delays.
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
At this time, any impact of COVID-19 on our business, revenues, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as, for COVID-19, the duration of the pandemic, the emergence of new virus variants, travel restrictions and social distancing in the United States and other countries, business closures, disruptions, mandated stay at home orders or lockdowns, supply chain disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Ukraine
We are also closely monitoring the ongoing and rapidly evolving geopolitical situation in Ukraine and Russia, and we have proactively undertaken mitigation steps to prioritize the safety of our patients and investigators, as well as address any potential disruptions. We have temporarily closed screening and randomization for new DISSOLVE II patients in both Russia and Ukraine and have reserved existing clinical trial supplies in these countries for those already enrolled in the study. In addition, to address the risk that this geopolitical situation presents to expected DISSOLVE II enrollment and completion timelines, we have proactively added 11 additional sites in the United States. As of the filing of this Quarterly Report, we now have 55 sites active and expect to complete the DISSOLVE II study in the fourth quarter of 2022, with topline results available in the first quarter of 2023. Finally, in agreement with our study partner, Sobi, we have increased enrollment in DISSOLVE II to approximately 140 subjects to replace subjects enrolled in Russia and Ukraine who may be lost due to operational or other issues arising from instability in the region. We anticipate that the steps we have outlined above will allow us to complete both DISSOLVE studies in the fourth quarter of 2022 with the combined study readout expected in the first quarter of 2023.

Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants, collaboration and license arrangements and our credit facility. We do not have any products approved for sale and have not generated any product sales.
Since inception, we have incurred significant operating losses. We incurred a net income and net loss of $28.8 million and $(24.6) million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $401.5 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:
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
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of March 31, 2022, combined with the proceeds from the April 2022 underwritten offering, will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
The consolidated financial information presented below includes the accounts of Selecta Biosciences, Inc. and our wholly owned subsidiaries, Selecta (RUS) LLC, a Russian limited liability company, or Selecta (RUS), and Selecta Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.
Collaboration and license revenue
To date, we have not generated any revenue from product sales. Our revenue consists primarily of collaboration and license revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amounts of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For a further description of the agreements underlying our collaboration and license revenue, see Notes 12 and 14 to our consolidated financial statements included elsewhere in this Quarterly Report.
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
We have incurred a total of $381.7 million in research and development expenses from inception through March 31, 2022, with a majority of the expenses being spent on the development of SEL-212 and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology platform.
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
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of March 31, 2022 will enable us to fund our current planned operations into mid-2024, though we may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Other income (expense)
Other income (expense) was de minimis during the three months ended March 31, 2022 and 2021.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of March 31, 2022 and December 31, 2021, we maintained cash of $0.3 million in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
Collaboration and license revenue
The following is a comparison of collaboration and license revenue for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2022	2021	(decrease)
Collaboration and license revenue	$33,999	$11,050	$22,949	208%
During the three months ended March 31, 2022, collaboration revenue was $34.0 million, compared to $11.1 million in 2021. During the three months ended March 31, 2022 and 2021, we recognized $23.8 million and $11.1 million, respectively, under the license agreement with Sobi resulting from both the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program. Additionally, during the three months ended March 31, 2022, $9.2 million was recognized upon the mutual termination of the Spark License Agreement and $1.0 million was recognized under the license agreement with Takeda.

Research and development
The following is a comparison of research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2022	2021	(decrease)
SEL-212	$7,057	$6,724	$333	5%
AskBio collaboration	1,162	813	349	43%
Preclinical stage product candidate programs	3,108	571	2,537	444%
Other internal research and development expenses	6,362	4,896	1,466	30%
Total research and development expenses	$17,689	$13,004	$4,685	36%
During the three months ended March 31, 2022, our research and development expenses increased by $4.7 million, or 36%, as compared to 2021. The increase in cost was primarily the result of expenses incurred for the preclinical programs, salaries and contract license and milestone payments.

General and administrative
The following is a comparison of general and administrative expenses for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2022	2021	(decrease)
General and administrative	$5,537	$5,204	$333	6%
During the three months ended March 31, 2022, our general and administrative expenses increased by $0.3 million, or 6%, as compared to 2021. The increase in costs was primarily the result of stock compensation expenses offset by decreases in salaries and wages associated with non-recurring severance expense recognized during the three months ended March 31, 2021.
Investment income
Investment income was de minimis for each of the three months ended March 31, 2022 and 2021.
Foreign currency transaction gain (loss)
We recognized de minimis foreign currency losses during each of the three months ended March 31, 2022 and 2021.
Interest expense
Interest expense was $0.7 million for each of the three months ended March 31, 2022 and 2021, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the three months ended March 31, 2022, we recognized $18.5 million of income from the change in the fair value of warrant liabilities utilizing the Black-Scholes valuation methodology. The decrease in value was primarily driven by a decrease in the Company’s share price. For the three months ended March 31, 2021, we recognized $(16.7) million change in the fair value of warrant liabilities primarily driven by an increase in the Company’s share price and volatility, offset by a decreased discount rate.
Other income (expense)
Other income (expense) was de minimis for each of the three months ended March 31, 2022 and 2021.
Net income (loss)
Net income for the three months ended March 31, 2022 was $28.8 million compared to a net loss of $(24.6) million for the three months ended March 31, 2021.

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
From our inception through March 31, 2022, we have raised an aggregate of $649.1 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $36.7 million from borrowings under our credit facilities past and present, $212.3 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering, $149.3 million in combined net proceeds from private placements and follow-on offerings of our common stock, and, through March 31, 2022, $56.7 million in aggregate net proceeds from “at-the-market” offerings of our common stock.
As of March 31, 2022, our cash, cash equivalents, restricted cash, and marketable securities were $118.8 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
In addition to our existing cash equivalents, we receive research and development funding pursuant to our collaboration agreements. Currently, funding from payments under our collaboration agreements represent our only source of committed external funds.
Indebtedness
On August 31, 2020, we entered into a term loan of up to $35.0 million, or the 2020 Term Loan, consisting of term loans in an aggregate amount of $25.0 million, or the Term A Loan, and term loans in an aggregate amount of $10.0 million, or the Term B Loan, governed by the Loan and Security Agreement. The Term A Loan was funded in full on August 31, 2020, or the Funding Date. The second draw period expired on September 30, 2021 and the Term B Loan is no longer available to be drawn by the Company in the future.
On March 21, 2022, we entered into a Second Amendment to Loan and Security Agreement, or the Second Amendment, which amended the Loan and Security Agreement. The Second Amendment extends the date on which amortization payments in respect of the 2020 Term Loan will commence by twelve months to April 1, 2023. Thereafter, amortization payments will be paid monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the 2020 Term Loan, subject to recalculation upon a change in the prime rate. The Second Amendment was determined to be a loan modification, and the $0.1 million fee is recorded as an addition to the debt discount on the effective date.
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
The events of default under the 2020 Term Loan include, but are not limited to, our failure to make any payments of principal or interest under the 2020 Term Loan or other transaction documents, our breach or default in the performance of any covenant under the 2020 Term Loan or other transaction documents, the occurrence of a material adverse event, making a false or misleading representation or warranty in any material respect under the 2020 Term Loan, our insolvency or bankruptcy, any attachment or judgment on our assets of at least approximately $0.5 million, or the occurrence of any default under any of our agreements or obligations involving indebtedness in excess of approximately $0.5 million. If an event of default occurs, Oxford is entitled to take enforcement action, including acceleration of amounts due under the 2020 Term Loan. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
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
As of March 31, 2022, we had an accumulated deficit of $401.5 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of March 31, 2022 will enable us to fund our current planned operations into mid-2024, though we may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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

Summary of Cash Flows

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash (used in) and provided by:
Operating activities	$(11,864)	$(12,133)
Investing activities	9,545	(22,445)
Financing activities	1,728	21,307
Effect of exchange rate changes on cash	(29)	(7)
Net change in cash, cash equivalents, and restricted cash	$(620)	$(13,278)

Operating activities
Cash used in operating activities of $11.9 million for the three months ended March 31, 2022 included approximately $13.9 million of net income, adjusted for non-cash items, and uses of cash of approximately $25.8 million for changes in operating assets and liabilities.
Cash used in operating activities of $12.1 million for the three months ended March 31, 2021 included approximately $5.2 million of net losses, adjusted for non-cash items, and uses of cash of approximately $6.9 million for changes in operating assets and liabilities.
Investing activities
Net cash provided by investing activities for the three months ended March 31, 2022 was $9.5 million compared to net cash used in investing activities of $22.4 million in the same period in 2021. The net cash provided by investing activities in 2022 was primarily proceeds from the maturities of marketable securities offset by purchases or property and equipment.
The net cash used in investing activities in 2021 was to purchase marketable securities.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2022 was $1.7 million compared to net cash provided by financing activities of $21.3 million in the same period in 2021. The net cash provided by financing activities in the three months ended March 31, 2022 and 2021 was primarily the result of net proceeds from “at-the-market” offerings.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Smaller Reporting Company
We qualify as a “smaller reporting company” under the rules of the Securities Act and the Exchange Act. As a result, we may choose to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. We will remain a smaller reporting company until the last day of the fiscal year in which the aggregate market value of our common stock held by non-affiliated persons and entities, or our public float, is more than $700 million as of the last business day of our most recently completed second fiscal quarter, or until the fiscal year following the year in which we have at least $100 million in revenue and at least $250 million in public float as of the last business day of our most recently completed second fiscal quarter.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents, restricted cash and marketable securities of $118.8 million and $129.4 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current plan to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Inherent Limitations on Effectiveness of Controls
There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with U.S. GAAP. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 3, 2020, a stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, we received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors. While the litigation was stayed, the parties reached an agreement in principle to settle the matter, and on March 18, 2022, they submitted a Stipulation and Agreement of Settlement and other documentation to the Court for its approval of the settlement.

Item 1A. Risk Factors
Our risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	9/30/2021
10.1	Second Amendment to Loan and Security Agreement, dated March 21, 2022, between Selecta Biosciences, Inc., Oxford Finance LLC, as Collateral Agent and as a lender, and Silicon Valley Bank, as a lender.	8-K	001-37798	10.1	3/22/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: May 5, 2022	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer
(Principal Financial Officer)