Form 10-Q
period 2022-06-30
SELECTA BIOSCIENCES INC
filed 2022-08-08
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2022, the registrant had 152,713,211 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$138,057	$114,057
Marketable securities	3,999	13,998
Accounts receivable	23,994	9,914
Prepaid expenses and other current assets	6,522	6,474
Total current assets	172,572	144,443
Non-current assets:
Property and equipment, net	2,833	2,142
Right-of-use asset, net	9,238	9,829
Long-term restricted cash	1,379	1,379
Investments	2,000	2,000
Other assets	46	90
Total assets	$188,068	$159,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$693	$224
Accrued expenses	12,366	10,533
Loan payable	3,285	5,961
Lease liability	1,125	1,049
Income taxes payable	320	601
Deferred revenue	15,974	53,883
Total current liabilities	33,763	72,251
Non-current liabilities:
Loan payable, net of current portion	22,634	19,673
Lease liability	8,018	8,598
Deferred revenue	7,113	11,417
Warrant liabilities	26,934	25,423
Total liabilities	98,462	137,362
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 152,713,211 and 123,622,965 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	15	12
Additional paid-in capital	487,008	457,391
Accumulated deficit	(392,937)	(430,316)
Accumulated other comprehensive loss	(4,480)	(4,566)
Total stockholders’ equity	89,606	22,521
Total liabilities and stockholders’ equity	$188,068	$159,883

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration and license revenue	$39,273	$19,663	$73,272	$30,713
Operating expenses:
Research and development	19,182	14,463	36,871	27,467
General and administrative	6,231	4,748	11,768	9,952
Total operating expenses	25,413	19,211	48,639	37,419
Operating income (loss)	13,860	452	24,633	(6,706)
Investment income	207	12	222	24
Foreign currency transaction, net	(104)	(14)	(76)	(7)
Interest expense	(715)	(711)	(1,422)	(1,422)
Change in fair value of warrant liabilities	(4,647)	4,820	13,868	(11,927)
Other income, net	—	6	154	6
Net income (loss)	$8,601	$4,565	$37,379	$(20,032)

Other comprehensive income (loss):
Foreign currency translation adjustment	118	12	86	6
Unrealized gain on marketable securities	—	1	—	—
Total comprehensive income (loss)	$8,719	$4,578	$37,465	$(20,026)

Net income (loss) per share:
Basic	$0.06	$0.04	$0.27	$(0.18)
Diluted	$0.06	$0.00	$0.17	$(0.18)
Weighted average common shares outstanding:
Basic	148,505,729	113,524,110	136,436,316	112,140,815
Diluted	148,505,729	121,177,998	136,966,312	112,140,815

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands, except share data)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	capital	deficit	loss	Equity
Balance at December 31, 2021	123,622,965	$12	$457,391	$(430,316)	$(4,566)	$22,521
Issuance of common stock under Employee Stock Purchase Plan	81,057	—	127	—	—	127
Issuance of common stock upon exercise of options	11,262	—	21	—	—	21
Issuance of vested restricted stock units	89,142	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	576,418	—	1,675	—	—	1,675
Other financing fees	—	—	(79)	—	—	(79)
Stock-based compensation expense	—	—	2,753	—	—	2,753
Currency translation adjustment	—	—	—	—	(32)	(32)
Net income	—	—	—	28,778	—	28,778
Balance at March 31, 2022	124,380,844	12	461,888	(401,538)	(4,598)	55,764
Issuance of vested restricted stock units	10,938	—	—	—	—	—
Issuance of common stock and common warrants	27,428,572	3	21,477	—	—	21,480
Issuance of common stock, license agreement	892,857	—	1,000	—	—	1,000
Other financing fees	—	—	79	—	—	79
Stock-based compensation expense	—	—	2,564	—	—	2,564
Currency translation adjustment	—	—	—	—	118	118
Net income	—	—	—	8,601	—	8,601
Balance at June 30, 2022	152,713,211	$15	$487,008	$(392,937)	$(4,480)	$89,606

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

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$37,379	$(20,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	696	512
Amortization of premiums and discounts on marketable securities	—	28
Non-cash lease expense	591	549
(Gain) on disposal of property and equipment	(147)	—
Stock-based compensation expense	6,317	3,563
Non-cash interest expense	579	594
Warrant liabilities revaluation	(13,868)	11,927
Changes in operating assets and liabilities:
Accounts receivable	(14,080)	(1,241)
Prepaid expenses, deposits and other assets	(374)	(2,811)
Accounts payable	300	(289)
Income taxes payable	(280)	—
Deferred revenue	(42,213)	(11,046)
Accrued expenses and other liabilities	965	70
Net cash (used in) operating activities	(24,135)	(18,176)
Cash flows from investing activities
Proceeds from maturities of marketable securities	10,000	—
Purchases of marketable securities	—	(24,417)
Purchases of property and equipment	(554)	(643)
Net cash provided by (used in) investing activities	9,446	(25,060)
Cash flows from financing activities
Debt amendment fee included in debt discount	(110)	—
Net proceeds from issuance of common stock- at-the-market offering	1,675	29,547
Net proceeds from issuance of common stock and common warrants	36,890	—
Proceeds from exercise of stock options	21	672
Proceeds from issuance of common stock under Employee Stock Purchase Plan	127	72
Net cash provided by financing activities	38,603	30,291
Effect of exchange rate changes on cash	86	9
Net change in cash, cash equivalents, and restricted cash	24,000	(12,936)
Cash, cash equivalents, and restricted cash at beginning of period	115,436	140,064
Cash, cash equivalents, and restricted cash at end of period	$139,436	$127,128
Supplemental cash flow information
Cash paid for interest	$1,014	$998
Noncash investing and financing activities
Issuance of common stock, license agreement in stock-based compensation expense	$1,000	$—
Purchase of property and equipment not yet paid	$320	$2
Equity offering costs in accrued liabilities	$31	$44
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 10, 2022. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of June 30, 2022, the consolidated results of operations for the three and six months ended June 30, 2022, and cash flows for the six months ended June 30, 2022. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
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

As of June 30, 2022, the Company’s cash, cash equivalents, restricted cash and marketable securities were $143.4 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents, restricted cash and marketable securities as of June 30, 2022 will enable it to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at the Company. Through June 30, 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

2. Summary of Significant Accounting Policies
The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes during the three months ended June 30, 2022, with the exception of the matters discussed in recent accounting pronouncements.
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

3. Marketable Securities and Investments
The following table summarizes the marketable securities held as of June 30, 2022 and December 31, 2021 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2022
Commercial paper	3,999	—	—	3,999
Total	$3,999	$—	$—	$3,999

December 31, 2021
Corporate bonds	$2,007	$—	$(1)	$2,006
Commercial paper	11,992	—	—	11,992
Total	$13,999	$—	$(1)	$13,998
All marketable securities held at June 30, 2022 and December 31, 2021 had maturities of less than 12 months when purchased and are classified as short-term marketable securities on the accompanying consolidated balance sheet. During the six months ended June 30, 2022, there were no marketable securities adjusted for other than temporary declines in fair value. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
Investments
As of June 30, 2022 and December 31, 2021, the Company has a $2.0 million investment in Cyrus Biotechnology, Inc., or Cyrus, pursuant to an investment agreement entered into in connection with the Collaboration and License Agreement with Cyrus. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment.

4. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$8,601	$4,565	$37,379	$(20,032)
Less: Change in fair value of liability warrants	—	(4,820)	(13,868)	—
Adjusted net income (loss)	$8,601	$(255)	$23,511	$(20,032)
Denominator:
Weighted-average common shares outstanding - basic	148,505,729	113,524,110	136,436,316	112,140,815
Dilutive effect of employee equity incentive plans and outstanding warrants	—	7,653,888	529,996	—
Weighted-average common shares used in per share calculations - diluted	148,505,729	121,177,998	136,966,312	112,140,815
Net income (loss) per share:
Basic	$0.06	$0.04	$0.27	$(0.18)
Diluted	$0.06	$—	$0.17	$(0.18)

The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options, RSUs and ESPP shares	16,422,488	10,574,133	16,660,700	10,574,133
Warrants to purchase common stock	31,307,409	292,469	20,863,898	12,378,016
Total	47,729,897	10,866,602	37,524,598	22,952,149

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$76,686	$76,686	$—	$—
Marketable securities:
Commercial paper	3,999	—	3,999	—
Total assets	$80,685	$76,686	$3,999	$—

Liabilities:
Warrant liabilities	$26,934	$—	$—	$26,934
Total liabilities	$26,934	$—	$—	$26,934

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$66,563	$66,563	$—	$—
Marketable securities:
Corporate bonds	2,006	—	2,006	—
Commercial paper	11,992	—	11,992	—
Total assets	$80,561	$66,563	$13,998	$—

Liabilities:
Warrant liabilities	$25,423	$—	$—	$25,423
Total liabilities	$25,423	$—	$—	$25,423

There were no transfers within the fair value hierarchy during the six months ended June 30, 2022 or year ended December 31, 2021.

Cash, Cash Equivalents, and Restricted Cash
As of June 30, 2022 and December 31, 2021, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of June 30, 2022, the Company had restricted cash balances relating to a secured letter of credit in connection with its lease for the Company’s headquarters. The Company’s consolidated statements of cash flows include the following as of June 30, 2022 and 2021 (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$138,057	$125,749
Long-term restricted cash	1,379	1,379
Total cash, cash equivalents, and restricted cash	$139,436	$127,128

Marketable Securities
As of June 30, 2022, marketable securities classified as Level 2 within the valuation hierarchy consist of commercial paper which are available-for-sale securities in accordance with the Company’s investment policy. The Company estimates the fair value of these marketable securities by taking into consideration valuations that include market pricing based on real-time trade data for the same or similar securities, and other observable inputs. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts.
Loans Payable
At June 30, 2022, in light of the issuance of the first tranche under the Company’s term loan pursuant the Loan and Security Agreement, dated August 31, 2020, as amended, among the Company, Oxford Finance LLC, or Oxford, as Collateral Agent and a Lender, and Silicon Valley Bank, or SVB, as a Lender, or the Loan and Security Agreement, the Company believes the carrying value approximates the fair value of the loan.
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
In April 2022, the Company issued warrants in connection with an underwritten offering of shares of common stock and warrants to purchase shares of common stock, or the 2022 Warrants. Pursuant to the terms of the 2022 Warrants, the Company could be required to settle the 2022 Warrants in cash in the event of an acquisition of the Company under certain circumstances and, as a result, the 2022 Warrants are required to be measured at fair value and reported as a liability on the balance sheet.
The Company recorded the fair value of the 2019 Warrants and the 2022 Warrants upon issuance using the Black-Scholes valuation model and is required to revalue the 2019 Warrants and the 2022 Warrants at each reporting date, with any changes in fair value recorded in the statement of operations and comprehensive income (loss). The valuations of the 2019 Warrants and the 2022 Warrants are considered Level 3 of the fair value hierarchy due to the need to use assumptions in the valuations that are both significant to the fair value measurement and unobservable; including the stock price volatility and the expected life of the 2019 Warrants and the 2022 Warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The changes in the fair values of the Level 3 warrant liability are reflected in the statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021.
The estimated fair values of the 2019 Warrants and the 2022 Warrants are determined using the following inputs to the Black-Scholes simulation valuation:
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
Expected life. The expected life of the 2019 Warrants and the 2022 Warrants is assumed to be equivalent to their remaining contractual terms which expire on December 23, 2024 and April 11, 2027, respectively.
Volatility. The Company estimates stock price volatility based on the Company’s historical volatility and the historical volatility of peer companies for a period of time commensurate with the expected remaining life assumption.
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2019 Warrants liability is as follows:

	June 30,	December 31,
	2022	2021
Risk-free interest rate	2.92%	0.97%
Dividend yield	—	—
Expected life (in years)	2.48	2.98
Expected volatility	96.95%	96.10%
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

		At Issuance
	June 30,	April 11,
	2022	2022
Risk-free interest rate	3.01%	2.79%
Dividend yield	—	—
Expected life (in years)	4.78	5.00
Expected volatility	99.88%	96.00%
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10), for the six months ended June 30, 2022 (in thousands):

Warrant liabilities
Fair value as of December 31, 2021	$25,423
Issuances	15,379
Exercises	—
Change in fair value	(13,868)
Fair value as of June 30, 2022	$26,934

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$6,074	$5,134
Computer equipment and software	695	731
Leasehold improvements	57	45
Furniture and fixtures	341	332
Office equipment	190	163
Construction in process	310	534
Total property and equipment	7,667	6,939
Less accumulated depreciation	(4,834)	(4,797)
Property and equipment, net	$2,833	$2,142

Depreciation expense was $0.2 million and $0.3 million, and $0.2 million and $0.3 million for the three and six months ended June 30, 2022 and 2021, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll and employee related expenses	$2,223	$3,179
Collaboration and licensing	500	—
Accrued patent fees	885	309
Accrued external research and development costs	6,701	4,339
Accrued professional and consulting services	547	815
Accrued interest	184	170
Other	1,326	1,721
Accrued expenses	$12,366	$10,533
Other accrued expenses as of June 30, 2022 and December 31, 2021 include a $0.9 million estimated liability for the settlement of litigation relating to the two lawsuits described further within Note 17.

8. Leases
For the three and six months ended June 30, 2022 and 2021, the components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$505	$454	$1,011	$898
Variable lease cost	205	182	425	470
Short-term lease cost	2	2	5	5
Total lease cost	$712	$638	$1,441	$1,373

The maturity of the Company’s operating lease liabilities as of June 30, 2022 were as follows (in thousands):

June 30,
2022
2022 (remainder)	$942
2023	1,922
2024	1,980
2025	2,039
2026	2,101
Thereafter	2,844
Total future minimum lease payments	11,828
Less imputed interest	2,685
Total operating lease liabilities	$9,143

The supplemental disclosure for the statement of cash flows related to operating leases were as follows (in thousands):

	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$924	$898

Other than the initial recording of the right-of-use asset and lease liability for the Headquarters Lease in 2020, which was non-cash, the changes in the Company’s right-of-use asset and lease liability for the six months ended June 30, 2022 and 2021 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.

The following summarizes additional information related to operating leases:

	June 30,
	2022	2021
Weighted-average remaining lease term	5.9 years	6.9 years
Weighted-average discount rate	8.9%	8.9%

9. Debt
2020 Term Loan
On March 21, 2022, the Company entered into a Second Amendment to its 2020 Term Loan. The Second Amendment extended the date on which amortization payments in respect of the 2020 Term Loan will commence by twelve months to April 1, 2023. Thereafter, amortization payments will be paid monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the 2020 Term Loan, subject to recalculation upon a change in the prime rate. The Second Amendment was determined to be a loan modification, and the $0.1 million fee was recorded as an addition to the debt discount on the effective date.
As of June 30, 2022 and December 31, 2021, the outstanding principal balance under the 2020 Term Loan was $25.0 million.
Total 2020 Term Loan and unamortized debt discount balances as of June 30, 2022 are as follows (in thousands):

Face value	$25,000
Venture debt termination fee	2,250
Less: Debt discount	(1,331)
Less: Current portion of loan payable	(3,285)
Loan payable, net of current portion	$22,634

Future minimum principal payments on the 2020 Term Loan as of June 30, 2022 are as follows (in thousands):

Year ended:
2023	7,759
2024	10,345
2025	6,896
Total minimum principal payments	$25,000

10. Equity
On June 17, 2022, at the 2022 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, or the Charter, to increase the number of authorized shares of common stock, par value $0.0001 per share, from 200,000,000 to 350,000,000 shares. On June 21, 2022, the Company filed a Certificate of Amendment to the Charter with the Secretary of State of the State of Delaware, which became effective upon filing.
Equity Financings
Underwritten Offering
On April 6, 2022, the Company entered into an underwriting agreement with SVB Securities LLC, as representative of the several underwriters named therein, relating to an underwritten offering of 27,428,572 shares, or the Shares, of the Company’s common stock and warrants to purchase up to 20,571,429 shares of common stock, or the 2022 Warrants. The offering of the Shares and the 2022 Warrants is referred to as the Offering. Each Share and accompanying 2022 Warrant to purchase 0.75 shares of common stock was sold at a combined offering price of $1.41. The exercise price for the 2022 Warrants is $1.55 per share. The Company received net proceeds from the Offering of approximately $36.9 million.
The 2022 Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. Each 2022 Warrant is exercisable at any time and from time to time after issuance. In the event of certain corporate transactions, the holders of the 2022 Warrants will be entitled to receive the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such transaction. Therefore, the Company is required to account for the 2022 Warrants as liabilities and record the 2022 Warrants at fair value. The 2022 Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of Common Stock are entitled.
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
During the six months ended June 30, 2022, the Company sold 576,418 shares of its common stock pursuant to the 2021 Sales Agreement for aggregate net proceeds of $1.7 million, after deducting commissions and other transaction costs.

Warrants
During the six months ended June 30, 2022, there were 20,571,429 warrants issued, no warrants exercised, and 79,130 warrants canceled. Refer to Note 10 to the consolidated financial statements within our 2021 Annual Report on Form 10-K for further discussion of the terms related to the Company’s 2019 Warrants.

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at December 31, 2021	292,469	10,443,511	10,735,980	$1.62
Issuance	—	20,571,429	20,571,429	1.55
Canceled	(79,130)	—	(79,130)	17.71
Outstanding at June 30, 2022	213,339	31,014,940	31,228,279	$1.53

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	As of
	June 30, 2022	December 31, 2021
Exercise of warrants	31,228,279	10,735,980
Shares available for future stock incentive awards	6,830,244	6,039,564
Unvested restricted stock units	1,097,483	394,450
Outstanding common stock options	15,536,170	11,039,873
Total	54,692,176	28,209,867

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
Additionally, pursuant to the terms of the 2016 Plan, the Board is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2022, the number of shares of common stock that may be issued under the 2016 Plan was increased by 4,944,919 shares. As of June 30, 2022, 1,561,045 shares remain available for future issuance under the 2016 Plan.

In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 1,175,000 shares of its common stock for issuance. In March 2019, the Board approved the amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of June 30, 2022, there are 1,591,661 shares available for future grant under the 2018 Inducement Incentive Award Plan.
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive income (loss), including $1.0 million recognized as stock-based compensation expense upon the issuance of common stock to Ginkgo Bioworks Holdings, Inc. during the three and six months ended June 30, 2022 as described in Note 14, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,021	$786	$3,039	$1,540
General and administrative	1,543	997	3,278	2,023
Total stock-based compensation expense	$3,564	$1,783	$6,317	$3,563

Stock Options
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.26%	1.12%	1.63%	0.72%
Dividend yield	—	—	—	—
Expected term	6.05	6.05	6.03	6.02
Expected volatility	92.03%	94.96%	91.85%	95.52%
Weighted-average fair value of common stock	$1.29	$4.16	$3.10	$3.39

The weighted average grant date fair value of stock options granted to employees during the three and six months ended June 30, 2022 and 2021 was $0.99 and $3.19, $2.33 and $2.59 respectively.
As of June 30, 2022, total unrecognized compensation expense related to unvested employee stock options was $16.9 million, which is expected to be recognized over a weighted average period of 2.8 years.

The following table summarizes the stock option activity under the 2008 Plan, 2016 Plan, and 2018 Inducement Incentive Award Plan:

			Weighted-average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employees
Outstanding at December 31, 2021	10,616,800	$3.99	8.19	$4,982
Granted	4,884,200	$3.10
Exercised	(10,000)	$2.10
Forfeited	(221,069)	$5.03
Outstanding at June 30, 2022	15,269,931	$3.69	8.30	$17,260

Vested at June 30, 2022	6,085,326	$4.35	7.17	$—
Vested and expected to vest at June 30, 2022	14,055,754	$3.73	8.22	$14,045

Non-employee consultants
Outstanding at December 31, 2021	423,073	$6.34	3.85	$42
Granted	—	$—
Exercised	—	$—
Forfeited	(156,834)	$3.44
Outstanding at June 30, 2022	266,239	$8.05	5.58	$—

Vested at June 30, 2022	266,239	$8.05	5.58	$—
Vested and expected to vest at June 30, 2022	266,239	$8.05	5.58	$—

Restricted Stock Units
During the six months ended June 30, 2022, the Company granted 813,200 restricted stock awards with a weighted average fair value of $3.31 per share based on the closing price of the Company’s common stock on the date of grant to employees under the 2016 Plan, which will vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock awards to employees based on historical attrition trends.
Unrecognized compensation expense for all restricted stock units was $2.6 million as of June 30, 2022, which is expected to be recognized over a weighted average period of 3.2 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and 2018 Inducement Incentive Award Plan:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2021	394,450	$3.45
Granted	813,200	3.31
Vested	(100,080)	3.65
Forfeited	(10,087)	3.22
Unvested at June 30, 2022	1,097,483	$3.33

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 173,076 shares of common stock for future issuance under the ESPP to participating employees. In January 2022, the number of shares of common stock authorized for issuance under the ESPP was increased by 1,236,229 shares. During the six months ended June 30, 2022, the Company issued 81,057 shares of common stock under the ESPP. As of June 30, 2022, 3,677,538 shares remain available for future issuance under the ESPP.

For each of the three and six months ended June 30, 2022 and 2021, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.

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
As of June 30, 2022, the Company recorded $1.0 million as a short-term contract liability, representing deferred revenue associated with this agreement. Revenue of $1.0 million related to the Takeda Agreement was recognized during the six months ended June 30, 2022. No revenue related to the Takeda Agreement was recognized during the three months ended June 30, 2022. As of December 31, 2021, the Company recorded $1.0 million as a short term contract liability and $1.0 million as a long-term contract liability, respectively, representing deferred revenue associated with this agreement.
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
The Company allocated the transaction price based on the relative standalone selling prices of the three distinct performance obligations. The Company estimated the standalone selling price of conducting the Phase 3 DISSOLVE trials by forecasting its anticipated costs and applying a margin reflective of the industry. The Company determined the standalone selling price of the second source supplier option by determining the discount given to Sobi multiplied by the likelihood that Sobi will exercise the option in the future. Similar to the Phase 3 program estimate, the Company estimated the discount of the option by forecasting the set-up costs and applying a margin that is reflective of the industry. As the Company will be providing the set-up and technology transfer services and the future supply at cost, the discount of the option is equal to the margin amount. The Company considered discussions with Sobi as well as probability of regulatory success of SEL-212 in determining the likelihood of exercise. The Company estimated the standalone selling price of the Combined License Obligation by utilizing a discounted cash flow model.
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
On June 29, 2022, the Company completed enrollment of the DISSOLVE II trial. The completion of enrollment of the DISSOLVE II trial has resulted in the achievement of a development milestone and a $10.0 million payment obligation from Sobi to the Company. This amount was added to the overall transaction price during the three months ended June 30, 2022.
As of June 30, 2022 and December 31, 2021, the Company recorded $12.9 million and $37.5 million, respectively, as a short-term contract liability and $1.8 million and $5.1 million, respectively, as a long-term contract liability, representing deferred revenue associated with this agreement. In addition, as of June 30, 2022, the Company has recorded $0.3 million of contract assets related to incremental costs that would not have been incurred if the Sobi License had not been obtained, of which $0.3 million is presented in prepaid expenses and other current assets and less than $0.1 million is presented in other assets in the accompanying unaudited consolidated balance sheets.
As of June 30, 2022 and December 31, 2021, the Company recorded a total outstanding receivable of $17.9 million and $9.9 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Revenue of $29.2 million and $52.9 million related to the Sobi License was recognized during the three and six months ended June 30, 2022, respectively, inclusive of $4.1 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the three months ended June 30, 2022. Revenue of $19.5 million and $30.6 million related to the Sobi License was recognized during the three and six months ended June 30, 2021, respectively.
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
On June 10, 2022, the Company was notified by Sarepta that Sarepta would be extending their options under the Sarepta Agreement. In exchange for a nine-month extension to Sarepta’s options to both Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies, Sarepta is obligated to pay, and the Company recorded a receivable of, $2.0 million as of June 30, 2022.
On June 15, 2022, the Company was notified by Sarepta of the achievement of a milestone event related to certain preclinical study milestones under the Sarepta Agreement. Accordingly, the Company recorded a receivable of $4.0 million as of June 30, 2022.
As of June 30, 2022, one milestone remained constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. The Company will recognize the revenue associated with the upfront payment and combined single performance obligation utilizing the output method, over the 33-month term as the manufactured supply is delivered to Sarepta.
As of June 30, 2022, the Company recorded a total outstanding receivable of $6.0 million related to the Sarepta Agreement. No outstanding receivable was recorded as of December 31, 2021. The Company recorded $0.5 million and $4.6 million as a short-term contract liability representing deferred revenue associated with this agreement at June 30, 2022 and December 31, 2021, respectively. Revenue of $10.1 million and $10.2 million related to the Sarepta Agreement was recognized during the three and six months ended June 30, 2022, respectively, inclusive of $0.9 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the three months ended June 30, 2022. Revenue of less than $0.1 million related to the Sarepta Agreement was recognized during each of the three and six months ended June 30, 2021.
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
In determining the transaction price, the Company concluded that the future development milestones, regulatory milestones, sales milestones, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Consideration related to sales-based milestones as well as royalties on net sales upon commercialization by AskBio, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to AskBio and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of June 30, 2022 and December 31, 2021, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The total initial transaction price of the contract on the effective date was $7.0 million, comprised of a $2.0 million initial upfront payment upon agreement of terms, and a $5.0 million initial upfront execution fee.
At each of June 30, 2022 and December 31, 2021, the Company recorded $1.7 million as short-term contract liability and $5.3 million as a long-term contract liability, representing deferred revenue associated with this agreement. Revenue will be recognized over the period in which the particles are delivered. No revenue related to the AskBio License Agreement was recognized during the three and six months ended June 30, 2022 and 2021 as no deliveries were made during these periods.
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
On January 18, 2022, both parties agreed to mutually terminate the Spark License Agreement. Therefore, the short-term contract liability of $9.2 million as of December 31, 2021 was recognized as revenue during the six months ended June 30, 2022. No revenue was recognized during the three months ended June 30, 2022.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $23.1 million.
Contract Balances from Contracts with Customers (Takeda, Sobi, Sarepta, and AskBio)
The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2022 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Six Months Ended June 30, 2022
Contract liabilities:
Deferred revenue	$65,300	$16,000	$(58,213)	$23,087
Total contract liabilities	$65,300	$16,000	$(58,213)	$23,087

13. Related-party Transactions
April 2022 Offering
During the three and six months ended June 30, 2022, the Company completed the Offering as described in Note 10. The following table sets forth the number of shares of Common Stock and 2022 Warrants purchased in the Offering by directors and executive officers, as of the time of the Offering, and related parties thereto:

Name	Shares of Common Stock purchased	2022 Warrants purchased	Total aggregate purchase price
TAS Partners, LLC (affiliate of Timothy A. Springer, Ph.D.)	6,681,600	5,011,200	$9,421,056
Consulting Services
The Company incurred expenses for consulting services provided by its founders to serve on its Scientific Advisory Board, totaling less than $0.1 million during each of the three and six months ended June 30, 2021.

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
In October 2021, the Company entered into a Collaboration and License Agreement, or the First Ginkgo Agreement, with Ginkgo. Under the First Ginkgo Agreement, Ginkgo will design next generation IgA proteases with potentially transformative therapeutic potential. In return, Ginkgo is eligible to earn research and development fees, clinical and commercial milestone payments of up to $85.0 million in cash, as well as certain milestone payments for fixed fair values in the form of shares of the Company’s common stock. The First Ginkgo Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the First Ginkgo Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company is accounting for the contingently issuable shares of common stock to be issued in exchange for the license obtained from Ginkgo as a liability-classified, stock-based compensation arrangement with a non-employee which will be recognized when achievement of the milestones is probable. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Ginkgo tiered royalties ranging from low-single digit to high-single digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.
On June 13, 2022, the Company was notified of the achievement of the midpoint of the technical development plan under the First Ginkgo Agreement by Ginkgo. This milestone resulted in the payment of $0.5 million and issuance of 892,857 shares of the Company’s common stock valued at $1.0 million to Ginkgo during the three months ended June 30, 2022.
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
Cyrus Biotechnology, Inc.
Collaboration and License Agreement
In September 2021, the Company and Cyrus entered into a collaboration and license agreement, or the Cyrus Agreement. Pursuant to the Cyrus Agreement, Cyrus agreed to grant the Company an exclusive, worldwide license to certain intellectual property to form a protein engineering collaboration combining the Company’s ImmTOR platform with Cyrus’ ability to redesign protein therapeutics. The lead program is a proprietary interleukin-2, or IL-2, protein agonist designed to selectively promote expansion of regulatory T cells for treatment of patients with autoimmune diseases and other deleterious immune conditions. In return for the licensed intellectual property, the Company made an upfront payment and is obligated to pay certain discovery, development, and sales-based milestones which could total up to approximately $1.5 billion across multiple programs. The Cyrus Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the Cyrus Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Cyrus tiered royalties ranging from mid-single digit to low-double digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.
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
On June 13, 2022, the Company and Cyrus mutually agreed that the preclinical key in-vitro success milestone had been achieved.
As of June 30, 2022, no impairment indicators are present and therefore the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheet. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.
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
For the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.6 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share. For the three and six months ended June 30, 2021, the Company recognized $0.5 million and $1.7 million, respectively, of collaboration expense under the AskBio Collaboration Agreement.
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
As of June 30, 2022, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million for the sublicense granted to Spark and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the three and six months ended June 30, 2022.

Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of June 30, 2022. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.

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
Effective for tax years beginning on or after January 1, 2022, research and experimental expenditures under IRC Section 174 must be capitalized over five years when performed in the U.S. and 15 years for research and experimental expenditures performed outside of the U.S. As of June 30, 2022, the Company has performed a high-level analysis of the impact of this legislation enactment and determined the projected taxable loss position for 2022 does not result in income tax due. As of December 31, 2021, the Company has $51.1 million of federal net operating losses available, subject to an 80% limitation. The Company also has $1.2 million of federal tax credits, subject to a 75% limitation. The Company maintains its full valuation allowance.
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

16. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. As of January 2022, all matching contributions vest ratably over 2 years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million during each of the three months ended June 30, 2022 and 2021, and $0.2 million and $0.1 million during the six months ended June 30, 2022 and 2021, respectively.

17. Commitments and Contingencies
As of June 30, 2022, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
On August 3, 2020, a stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, the Company received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors. While the litigation was stayed, the parties reached an agreement in principle to settle the matter, and on March 18, 2022, they submitted a Stipulation and Agreement of Settlement and other documentation to the Court for its approval of the settlement. As of June 30, 2022, the Company accrued an estimated liability of $0.9 million for the litigation, as the liability has been determined to be probable.
Other
As permitted under Delaware law, the Company indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the director’s or officer’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has directors’ and officers’ insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company also has indemnification arrangements under certain of its facility leases that require it to indemnify the landlord against certain costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from certain breaches, violations, or non-performance of any covenant or condition of the Company’s lease. The term of the indemnification is for the term of the related lease agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company had not experienced any material losses related to any of its indemnification obligations, and no material claims with respect thereto were outstanding.
The Company is a party in various other contractual disputes and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect the Company’s business, financial position, results of operations or cash flows.

18. Subsequent Events
The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.

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
We continually seek to enhance ImmTOR. In recent preclinical studies we have conducted, we have observed that ImmTOR may have synergistic activity with interleukin-2, or IL-2, molecules that have been engineered to be selective for regulatory T cells, or Tregs. Treg-selective IL-2 mutant molecules, or IL-2 muteins, have been shown to transiently expand all pre-existing Tregs in preclinical studies conducted by others. We have observed in preclinical studies that the combination of ImmTOR, a Treg-selective IL-2 mutein and an antigen, exhibited substantial synergistic activity in inducing and expanding antigen-specific Tregs beyond ImmTOR alone with evidence of enhanced durability of immune tolerance and the potential for ImmTOR dose sparing. This combination of ImmTOR with a Treg selective IL-2 molecule represents an evolution of the ImmTOR platform, which we call ImmTOR-IL™. We believe this combination has the potential to be a “first-in-class” antigen specific IL-2 therapy for autoimmune disease. We believe ImmTOR and ImmTOR-IL have the potential to enhance both the efficacy and safety of biologic therapies (including gene therapies), improve product candidates under development, and enable novel therapeutic modalities in autoimmune disease.

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

Below is a summary of our ongoing discovery, research, and development programs:

Program	Phase of Development	Anticipated Next Steps	Commercial Rights
Biologic Therapies
SEL-212 (Chronic Refractory Gout)	Phase 3 clinical trials (DISSOLVE I / DISSOLVE II)	Top-line data Q1 2023	Sobi
IgA nephropathy	Preclinical	IND enabling studies, 2022	Selecta
Gene Therapies
SEL-302 (Methylmalonic acidemia (MMA))	IND filed / Phase 1	Study commencement, Q4 2022	Selecta
SEL-313 (Ornithine Transcarbamylase (OTC) Deficiency)	IND-enabling	Currently paused	Selecta
SEL-018 (IgG protease (Xork))	Preclinical	IND enabling studies, 2022	Selecta
Pompe disease	Preclinical	Plans to be announced by our collaborator	AskBio
Duchenne muscular dystrophy (DMD)	Preclinical	Plans to be announced by our collaborator	Sarepta
Limb-girdle muscular dystrophy (LGMD)	Preclinical	Plans to be announced by our collaborator	Sarepta
Two indications for lysosomal storage disorders	Preclinical	Plans to be announced by our collaborator	Takeda
Tolerogenic Therapies for Autoimmune Disease
Proprietary IL-2 receptor agonist	Preclinical		Selecta
Primary biliary cholangitis (PBC)	Preclinical		Selecta
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
Currently, Ginkgo Bioworks Holdings, Inc. and IGAN Biosciences, Inc. are, independently and under separate agreements, working to identify a suitable IgA protease candidate for our IgA nephropathy program.
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
Licenses and Collaborations
In-licenses
Ginkgo Bioworks Holdings, Inc.
In October 2021, we entered into a Collaboration and License Agreement, or the First Ginkgo Agreement, with Ginkgo Bioworks, Inc. Under the First Ginkgo Agreement, Ginkgo will design next generation IgA proteases with potentially transformative therapeutic potential. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments in the form of our common stock, clinical and commercial milestone payments of up to $85 million in cash, as well as downstream value in the form of royalties on sales. In June 2022, we paid $0.5 million and issued 892,857 shares of our common stock valued at $1.0 million to Ginkgo for the achievement of certain preclinical milestones.
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
In June 2022, we mutually agreed with Cyrus that the preclinical key in-vitro success milestone had been achieved.
IGAN Biosciences, Inc.
In October 2020, we entered into an Option and License Agreement, or the IGAN Agreement, with IGAN Biosciences, Inc., or IGAN. Pursuant to the IGAN Agreement, IGAN granted us an exclusive license to research, evaluate, and conduct preclinical development activities on IGAN’s proprietary IgA proteases. We had an initial option term of 24 months during which we can elect to obtain an exclusive license to further develop and commercialize the product to treat all IgA-mediated diseases, including IgA nephropathy, Linear IgA bullous dermatitis, IgA pemphigus, and Henoch-Schonlein purpura.
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
On May 25, 2022, we entered into Amendment No. 1 to the Option and License Agreement, or the First IGAN Amendment, with IGAN. The First IGAN Amendment provided an extension to the option term of 24 months from the date of the First IGAN Amendment.
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
In June 2022, we recorded a receivable of $10.0 million for the completion of enrollment of the DISSOLVE II trial.
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
In June 2021, we received a payment of $3.0 million for the achievement of certain preclinical milestones. In June 2022, we recorded a receivable of $2.0 million in exchange for a nine-month extension to Sarepta’s options to both Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies and recorded a receivable for a payment of $4.0 million for the achievement of certain non-clinical milestones
Asklepios Biopharmaceutical, Inc.
Feasibility Study and License Agreement
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
While the COVID-19 pandemic has not had a material impact on our clinical programs as of the date of this Quarterly Report, it could have an impact on our ability to complete the Phase 3 DISSOLVE clinical program of SEL-212, as the pandemic presents the potential inability of certain patients to complete the trial due to suffering from COVID-19, our ability to commence preclinical studies and clinical trials of our IgA nephropathy, gene therapy, and autoimmune disease programs, and our ability to obtain supply of both active drug substances and finished drug product as well as efficient execution of the overall supply chain for SEL-212 and our other programs.
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
Ukraine
We are also closely monitoring the ongoing and rapidly evolving geopolitical situation in Ukraine and Russia, and we have proactively undertaken mitigation steps to prioritize the safety of our patients and investigators, as well as address any potential disruptions. We have reserved existing clinical trial supplies in these countries for those already enrolled in the DISSOLVE II trial. In agreement with our study partner, Sobi, we have increased enrollment in DISSOLVE II to 153 subjects to replace subjects enrolled in Russia and Ukraine who may be lost due to operational or other issues arising from instability in the region. As of the filing of this Quarterly Report, we expect to complete the DISSOLVE II trial in the fourth quarter of 2022, with topline results available in the first quarter of 2023.

Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants, collaboration and license arrangements and our credit facility. We do not have any products approved for sale and have not generated any product sales.
Since inception, we have incurred significant operating losses. We incurred a net income and net loss of $37.4 million and $(20.0) million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $392.9 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:
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
Until we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and license and collaboration agreements. We may be unable to raise capital when needed or on reasonable terms, if at all, which would force us to delay, limit, reduce or terminate our product development or future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of June 30, 2022, combined with the receivables totaling $23.9 million from Sobi and Sarepta, will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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
We have incurred a total of $400.9 million in research and development expenses from inception through June 30, 2022, with a majority of the expenses being spent on the development of SEL-212 and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology platform.
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
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of June 30, 2022 will enable us to fund our current planned operations into mid-2024, though we may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Other income (expense)
Other income (expense) was de minimis during the three and six months ended June 30, 2022 and 2021.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of June 30, 2022 and December 31, 2021, we maintained cash of $0.3 million in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
Collaboration and license revenue
The following is a comparison of collaboration and license revenue for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2022	2021	(decrease)
Collaboration and license revenue	$39,273	$19,663	$19,610	100%
During the three months ended June 30, 2022, collaboration revenue was $39.3 million, compared to $19.7 million in 2021. During the three months ended June 30, 2022 and 2021, we recognized $29.2 million and $19.5 million, respectively, under the license agreement with Sobi resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program. Additionally, during the three months ended June 30, 2022, $10.1 million was recognized under the Sarepta Agreement.

Research and development
The following is a comparison of research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2022	2021	(decrease)
SEL-212	$8,387	$5,956	$2,431	41%
AskBio Empty Capsid collaboration	142	296	(154)	(52)%
Preclinical stage product candidate programs	3,060	2,889	171	6%
Other internal research and development expenses	7,593	5,322	2,271	43%
Total research and development expenses	$19,182	$14,463	$4,719	33%
Note: Certain prior period expenses have been reclassified to conform to current year presentation.
During the three months ended June 30, 2022, our research and development expenses increased by $4.7 million, or 33%, as compared to 2021. The increase in cost was primarily the result of expenses incurred for the SEL-212 clinical program, stock compensation, and salaries.

General and administrative
The following is a comparison of general and administrative expenses for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2022	2021	(decrease)
General and administrative	$6,231	$4,748	$1,483	31%
During the three months ended June 30, 2022, our general and administrative expenses increased by $1.5 million, or 31%, as compared to 2021. The increase in costs was primarily the result of expenses incurred for issuance costs for the 2022 equity offering and stock compensation.
Investment income
Investment income was $0.2 million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively. The increase in investment income was due to higher interest rates.
Foreign currency transaction gain (loss)
We recognized $0.1 million and less than $0.1 million foreign currency losses during the three months ended June 30, 2022 and 2021, respectively.
Interest expense
Interest expense was $0.7 million for each of the three months ended June 30, 2022 and 2021, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the three months ended June 30, 2022, we recognized a $4.6 million charge from the increase in the fair value of warrant liabilities utilizing the Black-Scholes valuation methodology. The increase in value was primarily driven by an increase in the Company’s share price. For the three months ended June 30, 2021, we recognized $4.8 million of income from the decrease in the fair value of warrant liabilities primarily driven by a decrease in the Company’s share price and volatility.
Other income (expense)
Other income (expense) was de minimis for each of the three months ended June 30, 2022 and 2021.
Net income
Net income for the three months ended June 30, 2022 was $8.6 million compared to a net income of $4.6 million for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021
Collaboration and license revenue
The following is a comparison of collaboration and license revenue for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2022	2021	(decrease)
Collaboration revenue	$73,272	$30,713	$42,559	139%
During the six months ended June 30, 2022 and 2021 we recognized $52.9 million and $30.6 million under the license agreement with Sobi resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program, all of which began in July 2020. Additionally, during the six months ended June 30, 2022, $10.2 million was recognized under the Sarepta Agreement, $9.2 million was recognized upon the mutual termination of the Spark License Agreement, and $1.0 million was recognized under the Takeda Agreement.
Research and development
The following is a comparison of research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2022	2021	(decrease)
SEL-212	$15,444	$12,680	$2,764	22%
AskBio Empty Capsid collaboration	496	732	(236)	(32)%
Preclinical stage product candidate programs	6,975	3,837	3,138	82%
Other internal research and development expenses	13,956	10,218	3,738	37%
Total research and development expenses	$36,871	$27,467	$9,404	34%
Note: Certain prior period expenses have been reclassified to conform to current year presentation.
During the six months ended June 30, 2022, our research and development expenses increased by $9.4 million, or 34%, as compared to 2021. The increase in cost was primarily the result of expenses incurred for the SEL-212 clinical program, preclinical programs, contract license and milestone payments, stock compensation expense, and increased personnel expenses.
General and administrative
The following is a comparison of general and administrative expenses for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2022	2021	(decrease)
General and administrative	$11,768	$9,952	$1,816	18%
During the six months ended June 30, 2022, our general and administrative expenses increased by $1.8 million, or 18%, as compared to 2021. The increase in costs was primarily driven by expenses incurred for issuance costs for the 2022 equity offering and stock compensation.
Investment income
Investment income was $0.2 million and less than $0.1 million, respectively during the six months ended June 30, 2022 as compared to 2021. The increase in investment income was due to higher interest rates.
Foreign currency transaction gain (loss)
We recognized less than $0.1 million in foreign currency fluctuations during each of the six months ended June 30, 2022 and 2021.
Interest expense
Interest expense was $1.4 million for each of the six months ended June 30, 2022 and 2021, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the six months ended June 30, 2022, we recognized $13.9 million of income for the decrease in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology. The decrease in value was primarily driven by a decrease in the Company’s share price and a small increase in the discount rate. For the six months ended June 30, 2021, we recognized a $11.9 million charge for the increase in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology. The increase in value was primarily driven by an increase in the Company’s share price and a small increase in the discount rate this quarter.
Other income (expense)
Other income was $0.2 million and less than $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by a gain on disposal of property and equipment.
Net income (loss)
Net income for the six months ended June 30, 2022 was $37.4 million compared to a net loss of $20.0 million for the six months ended June 30, 2021.

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
From our inception through June 30, 2022, we have raised an aggregate of $692.1 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $36.7 million from borrowings under our credit facilities past and present, $219.4 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering, $185.2 million in combined net proceeds from private placements and follow-on offerings of our common stock, and, through June 30, 2022, $56.7 million in aggregate net proceeds from “at-the-market” offerings of our common stock.
As of June 30, 2022, our cash, cash equivalents, restricted cash, and marketable securities were $143.4 million, of which $1.4 million was restricted cash related to lease commitments and $0.3 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
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
As of June 30, 2022, we had an accumulated deficit of $392.9 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of June 30, 2022 will enable us to fund our current planned operations into mid-2024, though we may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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

Summary of Cash Flows

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash (used in) and provided by:
Operating activities	$(24,135)	$(18,176)
Investing activities	9,446	(25,060)
Financing activities	38,603	30,291
Effect of exchange rate changes on cash	86	9
Net change in cash, cash equivalents, and restricted cash	$24,000	$(12,936)

Operating activities
Cash used in operating activities of $24.1 million for the six months ended June 30, 2022 included approximately $31.6 million of net income, adjusted for non-cash items, and uses of cash of approximately $55.7 million for changes in operating assets and liabilities.
Cash used in operating activities of $18.2 million for the six months ended June 30, 2021 included approximately $2.9 million of net losses, adjusted for non-cash items, and uses of cash of approximately $15.3 million for changes in operating assets and liabilities.
Investing activities
Net cash provided by investing activities for the six months ended June 30, 2022 was $9.4 million compared to net cash used in investing activities of $25.1 million in the same period in 2021. The net cash provided by investing activities in 2022 was primarily proceeds from the maturities of marketable securities offset by purchases or property and equipment.
The net cash used in investing activities in 2021 was to purchase marketable securities.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $38.6 million compared to net cash provided by financing activities of $30.3 million in the same period in 2021. The net cash provided by financing activities in the six months ended June 30, 2022 and 2021 was primarily the result of net proceeds from underwritten and “at-the-market” offerings.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents, restricted cash and marketable securities of $143.4 million and $129.4 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current plan to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 3, 2020, a stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, we received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors. While the litigation was stayed, the parties reached an agreement in principle to settle the matter, and on March 18, 2022, they submitted a Stipulation and Agreement of Settlement and other documentation to the Court for its approval of the settlement. On July 21, 2022, the Court held a settlement hearing, at which the settlement was approved.

Item 1A. Risk Factors
See the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Supplemental Risk Factor
Our business and operations, including our development programs, could be materially disrupted in the event of system failures, security breaches, violations of data protection laws or data loss or damage by us or third parties on which we rely, including our CROs or other contractors or consultants.
Our internal computer systems and those of third parties on which we rely, including our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could have a material adverse effect on our business operations, including a material disruption of our development programs. Unauthorized disclosure of sensitive or confidential patient or employee data, including personally identifiable information, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world. To the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. For example, the loss of or damage to clinical trial data, such as from completed or ongoing clinical trials, for any of our product candidates would likely result in delays in our marketing approval efforts and significantly increased costs in an effort to recover or reproduce the data.
We have previously been, and expect to remain, the target of cyber-attacks. As we become more dependent on information technologies to conduct our operations, cyber incidents, including deliberate attacks, such as ransomware attacks, and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication. These incidents pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business. While we do not believe the effect of these incidents has historically been material to our results of operations, financial condition or prospects, cyber threats are persistent and constantly evolving. Such threats have increased in frequency, scope and potential impact in recent years, which increases the difficulty of detecting and successfully defending against them. As cyber threats continue to evolve, we may be required to incur additional expenses in order to enhance our protective measures or to remediate any information security vulnerability. There can be no assurance that we or our third-party providers will be successful in preventing cyber-attacks or mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or destruction or loss of data and may incur significant additional expense to implement further data protection measures. It is also possible that unauthorized access to data may be obtained through inadequate use of security controls by our suppliers or other vendors.

Although we have general liability insurance coverage, our insurance may not cover all claims, continue to be available on reasonable terms or be sufficient in amount to cover one or more large claims. Additionally, the insurer may disclaim coverage as to any claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, prospects, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	9/30/2021
4.1	Form of Common Stock Purchase Warrant	8-K	001-37798	4.1	4/7/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: August 8, 2022	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer
(Principal Financial Officer)