Form 10-Q
period 2022-09-30
SELECTA BIOSCIENCES INC
filed 2022-11-03
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2022, the registrant had 153,031,097 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$112,843	$114,057
Marketable securities	33,599	13,998
Accounts receivable	6,925	9,914
Prepaid expenses and other current assets	6,310	6,474
Total current assets	159,677	144,443
Non-current assets:
Property and equipment, net	2,904	2,142
Right-of-use asset, net	12,056	9,829
Long-term restricted cash	1,600	1,379
Investments	2,000	2,000
Other assets	28	90
Total assets	$178,265	$159,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$214	$224
Accrued expenses	12,263	10,533
Loan payable	5,879	5,961
Lease liability	1,552	1,049
Income taxes payable	—	601
Deferred revenue	3,820	53,883
Total current liabilities	23,728	72,251
Non-current liabilities:
Loan payable, net of current portion	20,215	19,673
Lease liability	10,506	8,598
Deferred revenue	5,436	11,417
Warrant liabilities	33,473	25,423
Total liabilities	93,358	137,362
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 350,000,000 and 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 153,028,822 and 123,622,965 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	15	12
Additional paid-in capital	490,252	457,391
Accumulated deficit	(400,830)	(430,316)
Accumulated other comprehensive loss	(4,530)	(4,566)
Total stockholders’ equity	84,907	22,521
Total liabilities and stockholders’ equity	$178,265	$159,883

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration and license revenue	$20,710	$24,427	$93,982	$55,140
Operating expenses:
Research and development	16,539	20,951	53,410	48,418
General and administrative	5,770	5,445	17,538	15,397
Total operating expenses	22,309	26,396	70,948	63,815
Operating income (loss)	(1,599)	(1,969)	23,034	(8,675)
Investment income	710	11	932	35
Foreign currency transaction, net	15	2	(61)	(5)
Interest expense	(802)	(711)	(2,224)	(2,133)
Change in fair value of warrant liabilities	(6,539)	592	7,329	(11,335)
Other income, net	1	9	155	15
Income (loss) before income taxes	(8,214)	(2,066)	29,165	(22,098)
Income tax (expense) benefit	321	(15,828)	321	(15,828)
Net income (loss)	$(7,893)	$(17,894)	$29,486	$(37,926)

Other comprehensive income (loss):
Foreign currency translation adjustment	(21)	(1)	65	5
Unrealized loss on marketable securities	(29)	(1)	(29)	(1)
Total comprehensive income (loss)	$(7,943)	$(17,896)	$29,522	$(37,922)

Net income (loss) per share:
Basic	$(0.05)	$(0.16)	$0.21	$(0.34)
Diluted	$(0.05)	$(0.16)	$0.15	$(0.34)
Weighted average common shares outstanding:
Basic	152,849,992	115,169,949	141,969,449	113,161,622
Diluted	152,849,992	115,169,949	143,792,060	113,161,622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands, except share data)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	capital	deficit	loss	Equity
Balance at December 31, 2021	123,622,965	$12	$457,391	$(430,316)	$(4,566)	$22,521
Issuance of common stock under Employee Stock Purchase Plan	81,057	—	127	—	—	127
Issuance of common stock upon exercise of options	11,262	—	21	—	—	21
Issuance of vested restricted stock units	89,142	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	576,418	—	1,675	—	—	1,675
Other financing fees	—	—	(79)	—	—	(79)
Stock-based compensation expense	—	—	2,753	—	—	2,753
Currency translation adjustment	—	—	—	—	(32)	(32)
Net income	—	—	—	28,778	—	28,778
Balance at March 31, 2022	124,380,844	$12	$461,888	$(401,538)	$(4,598)	$55,764
Issuance of vested restricted stock units	10,938	—	—	—	—	—
Issuance of common stock and common warrants	27,428,572	3	21,477	—	—	21,480
Issuance of common stock, license agreement	892,857	—	1,000	—	—	1,000
Other financing fees	—	—	79	—	—	79
Stock-based compensation expense	—	—	2,564	—	—	2,564
Currency translation adjustment	—	—	—	—	118	118
Net income	—	—	—	8,601	—	8,601
Balance at June 30, 2022	152,713,211	$15	$487,008	$(392,937)	$(4,480)	$89,606
Issuance of common stock under Employee Stock Purchase Plan	39,820	—	62	—	—	62
Issuance of common stock upon exercise of options	59,928	—	135	—	—	135
Issuance of vested restricted stock units	17,737	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	198,126	—	446	—	—	446
Stock-based compensation expense	—	—	2,601	—	—	2,601
Currency translation adjustment	—	—	—	—	(21)	(21)
Unrealized (losses) on marketable securities	—	—	—	—	(29)	(29)
Net loss	—	—	—	(7,893)	—	(7,893)
Balance at September 30, 2022	153,028,822	$15	$490,252	$(400,830)	$(4,530)	$84,907

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

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$29,486	$(37,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,046	851
Amortization of premiums and discounts on marketable securities	(128)	37
Non-cash lease expense	930	832
(Gain) on disposal of property and equipment	(147)	—
Stock-based compensation expense	8,918	5,467
Non-cash interest expense	777	800
Warrant liabilities revaluation	(7,329)	11,335
Changes in operating assets and liabilities:
Accounts receivable	2,989	(100)
Prepaid expenses, deposits and other assets	(304)	(510)
Accounts payable	(10)	1,148
Income taxes payable	(601)	15,828
Deferred revenue	(56,044)	(28,424)
Accrued expenses and other liabilities	635	1,740
Net cash (used in) operating activities	(19,782)	(28,922)
Cash flows from investing activities
Proceeds from maturities of marketable securities	14,000	6,400
Payment made for investments	—	(2,000)
Purchases of marketable securities	(33,501)	(30,455)
Purchases of property and equipment	(990)	(807)
Net cash (used in) investing activities	(20,491)	(26,862)
Cash flows from financing activities
Debt amendment fee included in debt discount	(110)	—
Net proceeds from issuance of common stock- at-the-market offering	2,121	30,906
Net proceeds from issuance of common stock and common warrants	36,859	—
Proceeds from exercise of stock options	156	674
Proceeds from issuance of common stock under Employee Stock Purchase Plan	189	161
Net cash provided by financing activities	39,215	31,741
Effect of exchange rate changes on cash	65	3
Net change in cash, cash equivalents, and restricted cash	(993)	(24,040)
Cash, cash equivalents, and restricted cash at beginning of period	115,436	140,064
Cash, cash equivalents, and restricted cash at end of period	$114,443	$116,024
Supplemental cash flow information
Cash paid for interest	$1,616	$1,503
Noncash investing and financing activities
Issuance of common stock, license agreement in stock-based compensation expense	$1,000	$—
Purchase of property and equipment not yet paid	$145	$17
Equity offering costs in accrued liabilities	$—	$11
Unrealized gains (losses) on marketable securities	$(29)	$(1)
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 10, 2022. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of September 30, 2022, the consolidated results of operations for the three and nine months ended September 30, 2022, and cash flows for the nine months ended September 30, 2022. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
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

As of September 30, 2022, the Company’s cash, cash equivalents, restricted cash and marketable securities were $148.0 million, of which $1.6 million was restricted cash related to lease commitments and $0.2 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents, restricted cash and marketable securities as of September 30, 2022 will enable it to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at the Company. Through September 30, 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

2. Summary of Significant Accounting Policies
The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes during the three months ended September 30, 2022, with the exception of the matters discussed in recent accounting pronouncements.
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

3. Marketable Securities and Investments
The following table summarizes the marketable securities held as of September 30, 2022 and December 31, 2021 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2022
U.S. government agency securities and treasuries	$16,847	$—	$(26)	$16,821
Corporate bonds	1,949	—	(4)	1,945
Commercial paper	14,833	—	—	14,833
Total	$33,629	$—	$(30)	$33,599

December 31, 2021
Corporate bonds	$2,007	$—	$(1)	$2,006
Commercial paper	11,992	—	—	11,992
Total	$13,999	$—	$(1)	$13,998
All marketable securities held at September 30, 2022 and December 31, 2021 had maturities of less than 12 months when purchased and are classified as short-term marketable securities on the accompanying consolidated balance sheet. During the nine months ended September 30, 2022, there were no marketable securities adjusted for other than temporary declines in fair value. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
Investments
As of September 30, 2022 and December 31, 2021, the Company has a $2.0 million investment in Cyrus Biotechnology, Inc., or Cyrus, pursuant to an investment agreement entered into in connection with the Collaboration and License Agreement with Cyrus. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment.

4. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per-share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(7,893)	$(17,894)	$29,486	$(37,926)
Less: Change in fair value of liability warrants	—	—	(7,329)	—
Adjusted net income (loss)	$(7,893)	$(17,894)	$22,157	$(37,926)
Denominator:
Weighted-average common shares outstanding - basic	152,849,992	115,169,949	141,969,449	113,161,622
Dilutive effect of employee equity incentive plans and outstanding warrants	—	—	1,822,611	—
Weighted-average common shares used in per share calculations - diluted	152,849,992	115,169,949	143,792,060	113,161,622
Net income (loss) per share:
Basic	$(0.05)	$(0.16)	$0.21	$(0.34)
Diluted	$(0.05)	$(0.16)	$0.15	$(0.34)

The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options, RSUs and ESPP shares	16,147,192	11,701,844	16,960,983	11,701,844
Warrants to purchase common stock	31,228,279	12,378,016	213,339	12,378,016
Total	47,375,471	24,079,860	17,174,322	24,079,860

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$47,448	$47,448	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	16,821	—	16,821	—
Corporate bonds	1,945	—	1,945	—
Commercial paper	14,833	—	14,833	—
Total assets	$81,047	$47,448	$33,599	$—

Liabilities:
Warrant liabilities	$33,473	$—	$—	$33,473
Total liabilities	$33,473	$—	$—	$33,473

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$66,563	$66,563	$—	$—
Marketable securities:
Corporate bonds	2,006	—	2,006	—
Commercial paper	11,992	—	11,992	—
Total assets	$80,561	$66,563	$13,998	$—

Liabilities:
Warrant liabilities	$25,423	$—	$—	$25,423
Total liabilities	$25,423	$—	$—	$25,423

There were no transfers within the fair value hierarchy during the nine months ended September 30, 2022 or year ended December 31, 2021.
Cash, Cash Equivalents, and Restricted Cash
As of September 30, 2022 and December 31, 2021, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of September 30, 2022, the Company had restricted cash balances relating to a secured letter of credit in connection with its lease for the Company’s headquarters. The Company’s consolidated statements of cash flows include the following as of September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$112,843	$114,645
Long-term restricted cash	1,600	1,379
Total cash, cash equivalents, and restricted cash	$114,443	$116,024

Marketable Securities
As of September 30, 2022, marketable securities classified as Level 2 within the valuation hierarchy consist of U.S. government agency securities and treasuries, corporate bonds and commercial paper which are available-for-sale securities in accordance with the Company’s investment policy. The Company estimates the fair value of these marketable securities by taking into consideration valuations that include market pricing based on real-time trade data for the same or similar securities, and other observable inputs. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts.
Loans Payable
At September 30, 2022, in light of the issuance of the first tranche under the Company’s term loan pursuant the Loan and Security Agreement, dated August 31, 2020, as amended, among the Company, Oxford Finance LLC, or Oxford, as Collateral Agent and a Lender, and Silicon Valley Bank, or SVB, as a Lender, or the Loan and Security Agreement, the Company believes the carrying value approximates the fair value of the loan.
Warrants
In December 2019, the Company issued warrants in connection with a private placement of shares of common stock, or the 2019 Warrants. Pursuant to the terms of the 2019 Warrants, the Company could be required to settle the 2019 Warrants in cash in the event of an acquisition of the Company under certain circumstances and, as a result, the 2019 Warrants are required to be measured at fair value and reported as a liability on the balance sheet.
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
The Company recorded the fair value of the 2019 Warrants and the 2022 Warrants upon issuance using the Black-Scholes valuation model and is required to revalue the 2019 Warrants and the 2022 Warrants at each reporting date, with any changes in fair value recorded in the statement of operations and comprehensive income (loss). The valuations of the 2019 Warrants and the 2022 Warrants are classified as Level 3 of the fair value hierarchy due to the need to use assumptions in the valuations that are both significant to the fair value measurement and unobservable, including the stock price volatility and the expected life of the 2019 Warrants and the 2022 Warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.
The estimated fair values of the 2019 Warrants and the 2022 Warrants are determined using the following inputs to the Black-Scholes valuation model:
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
A summary of the Black-Scholes valuation model assumptions used to record the fair value of the 2019 Warrants liability is as follows:

	September 30,	December 31,
	2022	2021
Risk-free interest rate	4.22%	0.97%
Dividend yield	—	—
Expected life (in years)	2.23	2.98
Expected volatility	83.26%	96.10%
A summary of the Black-Scholes valuation model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

		At Issuance
	September 30,	April 11,
	2022	2022
Risk-free interest rate	4.06%	2.79%
Dividend yield	—	—
Expected life (in years)	4.53	5.00
Expected volatility	95.66%	96.00%
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10), for the nine months ended September 30, 2022 (in thousands):

Warrant liabilities
Fair value as of December 31, 2021	$25,423
Issuances	15,379
Exercises	—
Change in fair value	(7,329)
Fair value as of September 30, 2022	$33,473

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$6,145	$5,134
Computer equipment and software	699	731
Leasehold improvements	57	45
Furniture and fixtures	396	332
Office equipment	192	163
Construction in process	434	534
Total property and equipment	7,923	6,939
Less accumulated depreciation	(5,019)	(4,797)
Property and equipment, net	$2,904	$2,142

Depreciation expense was $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Payroll and employee related expenses	$2,699	$3,179
Accrued patent fees	460	309
Accrued external research and development costs	7,616	4,339
Accrued professional and consulting services	687	815
Accrued interest	208	170
Other	593	1,721
Accrued expenses	$12,263	$10,533
Other accrued expenses as of December 31, 2021 include a $0.9 million estimated liability for the settlement of litigation relating to the two lawsuits described further within Note 17.

8. Leases
On September 1, 2022, the Company entered into an amendment, or the Lease Agreement Amendment, to its lease agreement with BRE-BMR Grove LLC, originally entered into on July 23, 2019, or the Lease Agreement, to expand the Company’s corporate headquarters located at 65 Grove Street, Watertown, Massachusetts by approximately 7,216 square feet. The lease term began on September 1, 2022, consistent with when the Company took control of the office space and the expected lease term is 5.7 years. The discount rate of 11.3% was determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods. Rent payments begin in November 2022, and the base rent for the first year is $0.1 million per month. In connection with the Lease Agreement Amendment, the Company entered into an amendment to its Loan and Security Agreement with Oxford, as Collateral Agent and a Lender, and SVB, as a Lender, on September 20, 2022, or the Third Amendment, to provide for an increase of $0.2 million in the letter of credit for a total of $1.6 million which renews automatically each year. The Company recorded the right-of-use asset and operating lease liabilities of $3.2 million during the three months ended September 30, 2022 as control of the premises was transferred to the Company.
For the three and nine months ended September 30, 2022 and 2021, the components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$569	$457	$1,580	$1,355
Variable lease cost	205	182	630	652
Short-term lease cost	3	2	8	7
Total lease cost	$777	$641	$2,218	$2,014

The maturity of the Company’s operating lease liabilities as of September 30, 2022 were as follows (in thousands):

September 30,
2022
2022 (remainder)	$653
2023	2,656
2024	2,736
2025	2,818
2026	2,902
Thereafter	3,936
Total future minimum lease payments	15,701
Less imputed interest	3,643
Total operating lease liabilities	$12,058

The supplemental disclosure for the statement of cash flows related to operating leases were as follows (in thousands):

	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$1,395	$1,355

Other than the initial recording of the right-of-use asset and lease liability for the Lease Agreement in 2020 and the Lease Agreement Amendment in 2022, which were non-cash, the changes in the Company’s right-of-use assets and lease liabilities for the nine months ended September 30, 2022 and 2021 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	September 30,
	2022	2021
Weighted-average remaining lease term	5.6 years	6.6 years
Weighted-average discount rate	9.6%	8.9%

9. Debt
2020 Term Loan
On March 21, 2022, the Company entered into a Second Amendment to its 2020 Term Loan. The Second Amendment extended the date on which amortization payments in respect of the 2020 Term Loan will commence by twelve months to April 1, 2023. Thereafter, amortization payments will be paid monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the 2020 Term Loan, subject to recalculation upon a change in the prime rate. The Second Amendment was determined to be a loan modification, and the $0.1 million fee was recorded as an addition to the debt discount on the effective date. As discussed above in Note 8, the Company entered into the Third Amendment on September 20, 2022, in connection with the expansion of its corporate headquarters to provide for an increase of $0.2 million in the letter of credit for a total of $1.6 million which renews automatically each year.
As of September 30, 2022 and December 31, 2021, the outstanding principal balance under the 2020 Term Loan was $25.0 million.
Total 2020 Term Loan and unamortized debt discount balances as of September 30, 2022 are as follows (in thousands):

Face value	$25,000
Venture debt termination fee	2,250
Less: Debt discount	(1,156)
Less: Current portion of loan payable	(5,879)
Loan payable, net of current portion	$20,215

Future minimum principal payments on the 2020 Term Loan as of September 30, 2022 are as follows (in thousands):

Year ended:
2023	$7,759
2024	10,345
2025	6,896
Total minimum principal payments	$25,000

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
During the nine months ended September 30, 2022, the Company sold 774,544 shares of its common stock pursuant to the 2021 Sales Agreement for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.

Warrants
During the nine months ended September 30, 2022, there were 20,571,429 warrants issued, no warrants exercised, and 79,130 warrants canceled. Refer to Note 10 to the consolidated financial statements within our 2021 Annual Report on Form 10-K for further discussion of the terms related to the Company’s 2019 Warrants.

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at December 31, 2021	292,469	10,443,511	10,735,980	$1.62
Issuance	—	20,571,429	20,571,429	1.55
Canceled	(79,130)	—	(79,130)	17.71
Outstanding at September 30, 2022	213,339	31,014,940	31,228,279	$1.53

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	As of
	September 30, 2022	December 31, 2021
Exercise of warrants	31,228,279	10,735,980
Shares available for future stock incentive awards	6,400,527	6,039,564
Unvested restricted stock units	1,770,896	394,450
Outstanding common stock options	15,172,715	11,039,873
Total	54,572,417	28,209,867

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
Additionally, pursuant to the terms of the 2016 Plan, the Board is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2022, the number of shares of common stock that may be issued under the 2016 Plan was increased by 4,944,919 shares. As of September 30, 2022, 1,086,951 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 1,175,000 shares of its common stock for issuance. In March 2019, the Board approved the amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of September 30, 2022, there are 1,675,858 shares available for future grant under the 2018 Inducement Incentive Award Plan.

Stock-based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive income (loss), including $1.0 million recognized as stock-based compensation expense upon the issuance of common stock to Ginkgo Bioworks Holdings, Inc. during the three and nine months ended September 30, 2022 as described in Note 14, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$954	$791	$3,993	$2,331
General and administrative	1,647	1,113	4,925	3,136
Total stock-based compensation expense	$2,601	$1,904	$8,918	$5,467

Stock Options
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.86%	1.01%	1.79%	0.79%
Dividend yield	—	—	—	—
Expected term	5.93	6.06	6.03	6.03
Expected volatility	93.37%	93.55%	91.97%	95.05%
Weighted-average fair value of common stock	$1.69	$4.19	$2.99	$3.58

The weighted average grant date fair value of stock options granted to employees was $1.31 and $3.17, during the three months ended September 30, 2022 and 2021, respectively, and $2.26 and $2.73 during the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, total unrecognized compensation expense related to unvested employee stock options was $18.4 million, which is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes the stock option activity under the 2008 Plan, 2016 Plan, and 2018 Inducement Incentive Award Plan:

			Weighted-average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employees
Outstanding at December 31, 2021	10,616,800	$3.99	8.19	$4,982
Granted	5,274,220	$2.99
Exercised	(69,928)	$2.23
Forfeited	(914,616)	$3.61
Outstanding at September 30, 2022	14,906,476	$3.67	8.08	$32

Vested at September 30, 2022	6,496,150	$4.23	7.08	$6
Vested and expected to vest at September 30, 2022	13,902,488	$3.70	8.01	$28

Non-employee consultants
Outstanding at December 31, 2021	423,073	$6.34	3.85	$42
Granted	—	$—
Exercised	—	$—
Forfeited	(156,834)	$3.44
Outstanding at September 30, 2022	266,239	$8.05	5.33	$4

Vested at September 30, 2022	266,239	$8.05	5.33	$4
Vested and expected to vest at September 30, 2022	266,239	$8.05	5.33	$4

Restricted Stock Units
During the nine months ended September 30, 2022, the Company granted 813,200 restricted stock awards with a weighted average fair value of $3.31 per share based on the closing price of the Company’s common stock on the date of grant to employees under the 2016 Plan, which will vest over a four-year term, and 699,500 restricted stock awards with a weighted average fair value of $1.70 per share based on the closing price of the Company’s common stock on the date of grant to employees under the 2016 Plan, which will vest over a two-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock awards to employees based on historical attrition trends.
Unrecognized compensation expense for all restricted stock units was $3.3 million as of September 30, 2022, which is expected to be recognized over a weighted average period of 2.7 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and 2018 Inducement Incentive Award Plan:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2021	394,450	$3.45
Granted	1,512,700	2.57
Vested	(120,092)	3.92
Forfeited	(16,162)	3.25
Unvested at September 30, 2022	1,770,896	$2.66

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 173,076 shares of common stock for future issuance under the ESPP to participating employees. In January 2022, the number of shares of common stock authorized for issuance under the ESPP was increased by 1,236,229 shares. During the nine months ended September 30, 2022, the Company issued 120,877 shares of common stock under the ESPP. As of September 30, 2022, 3,637,718 shares remain available for future issuance under the ESPP.

For each of the three and nine months ended September 30, 2022 and 2021, the Company recognized less than $0.1 million and $0.1 million of stock-based compensation expense under the ESPP, respectively.

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
As of September 30, 2022, the Company recorded $1.0 million as a short-term contract liability, representing deferred revenue associated with this agreement. Revenue of $1.0 million related to the Takeda Agreement was recognized during the nine months ended September 30, 2022. No revenue related to the Takeda Agreement was recognized during the three months ended September 30, 2022. As of December 31, 2021, the Company recorded $1.0 million as a short term contract liability and $1.0 million as a long-term contract liability, respectively, representing deferred revenue associated with this agreement.
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
On June 29, 2022, the Company completed enrollment of the DISSOLVE II trial. The completion of enrollment of the DISSOLVE II trial has resulted in the achievement of a development milestone and a $10.0 million payment obligation from Sobi to the Company. This amount was added to the overall transaction price and payment was received during the nine months ended September 30, 2022.
As of September 30, 2022 and December 31, 2021, the Company recorded $0.7 million and $37.5 million, respectively, as a short-term contract liability and $0.1 million and $5.1 million, respectively, as a long-term contract liability, representing deferred revenue associated with this agreement. In addition, as of September 30, 2022, the Company has recorded $0.2 million of contract assets related to incremental costs that would not have been incurred if the Sobi License had not been obtained, of which $0.1 million is presented in prepaid expenses and other current assets and less than $0.1 million is presented in other assets in the accompanying unaudited consolidated balance sheets.
As of September 30, 2022 and December 31, 2021, the Company recorded a total outstanding receivable of $6.9 million and $9.9 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Revenue of $20.7 million and $73.6 million related to the Sobi License was recognized during the three and nine months ended September 30, 2022, respectively, inclusive of $7.1 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the three months ended September 30, 2022. Revenue of $24.3 million and $54.8 million related to the Sobi License was recognized during the three and nine months ended September 30, 2021, respectively.
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
On June 10, 2022, the Company was notified by Sarepta that Sarepta would be extending their options under the Sarepta Agreement. In exchange for a nine-month extension to Sarepta’s options to both Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies, the Company received a milestone payment of $2.0 million during the three months ended September 30, 2022.
On June 15, 2022, the Company was notified by Sarepta of the achievement of a milestone event related to certain preclinical study milestones under the Sarepta Agreement. Accordingly, the Company received a milestone payment of $4.0 million during the three months ended September 30, 2022.
As of September 30, 2022, one milestone remained constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. The Company will recognize the revenue associated with the upfront payment and combined single performance obligation utilizing the output method, over the 33-month term as the manufactured supply is delivered to Sarepta.
No outstanding receivable was recorded as of September 30, 2022 and December 31, 2021. The Company recorded $0.5 million and $4.6 million as a short-term contract liability representing deferred revenue associated with this agreement at September 30, 2022 and December 31, 2021, respectively. Revenue of $10.2 million related to the Sarepta Agreement was recognized during the nine months ended September 30, 2022. No revenue was recognized during the three months ended September 30, 2022. Revenue of $0.2 million related to the Sarepta Agreement was recognized during each of the three and nine months ended September 30, 2021.
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
In determining the transaction price, the Company concluded that the future development milestones, regulatory milestones, sales milestones, and sales royalties all represent variable consideration. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company. Consideration related to sales-based milestones as well as royalties on net sales upon commercialization by AskBio, will be recognized when the related sales occur, as they were determined to relate predominantly to the intellectual property granted to AskBio and, therefore, have also been excluded from the transaction price in accordance with the royalty recognition constraint. As of September 30, 2022 and December 31, 2021, all milestones were constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
The total initial transaction price of the contract on the effective date was $7.0 million, comprised of a $2.0 million initial upfront payment upon agreement of terms, and a $5.0 million initial upfront execution fee.
At each of September 30, 2022 and December 31, 2021, the Company recorded $1.7 million as short-term contract liability and $5.3 million as a long-term contract liability, representing deferred revenue associated with this agreement. Revenue will be recognized over the period in which the particles are delivered. No revenue related to the AskBio License Agreement was recognized during the three and nine months ended September 30, 2022 and 2021 as no deliveries were made during these periods.
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
On January 18, 2022, both parties agreed to mutually terminate the Spark License Agreement. Therefore, the short-term contract liability of $9.2 million as of December 31, 2021 was recognized as revenue during the nine months ended September 30, 2022. No revenue was recognized during the three months ended September 30, 2022.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.3 million.
Contract Balances from Contracts with Customers (Takeda, Sobi, Sarepta, and AskBio)
The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2022 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Nine Months Ended September 30, 2022
Contract liabilities:
Deferred revenue	$65,300	$16,000	$(72,044)	$9,256
Total contract liabilities	$65,300	$16,000	$(72,044)	$9,256

13. Related-party Transactions
April 2022 Offering
During the nine months ended September 30, 2022, the Company completed the Offering as described in Note 10. The following table sets forth the number of shares of Common Stock and 2022 Warrants purchased in the Offering by directors and executive officers, as of the time of the Offering, and related parties thereto:

Name	Shares of Common Stock purchased	2022 Warrants purchased	Total aggregate purchase price
TAS Partners, LLC (affiliate of Timothy A. Springer, Ph.D.)	6,681,600	5,011,200	$9,421,056
Consulting Services
The Company incurred expenses for consulting services provided by its founders to serve on its Scientific Advisory Board, totaling less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2021, respectively.

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
On June 13, 2022, the Company was notified of the achievement of the midpoint of the technical development plan under the First Ginkgo Agreement by Ginkgo. This milestone resulted in the payment of $0.5 million and issuance of 892,857 shares of the Company’s common stock valued at $1.0 million to Ginkgo during the nine months ended September 30, 2022.
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
As of September 30, 2022, no impairment indicators are present and therefore the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheet. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.
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
For the three and nine months ended September 30, 2022, the Company recognized $0.2 million and $0.8 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share. For the three and nine months ended September 30, 2021, the Company recognized $0.6 million and $2.3 million, respectively, of collaboration expense under the AskBio Collaboration Agreement.
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
As of September 30, 2022, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million for the sublicense granted to Spark and $0.4 million relative to the calculated premium paid by Spark for the equity investments made under the Spark Purchase Agreement. The Company made no additional payments during the three and nine months ended September 30, 2022.

Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of September 30, 2022. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.

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
Effective for tax years beginning on or after January 1, 2022, research and experimental expenditures under IRC Section 174 must be capitalized over five years when performed in the U.S. and 15 years for research and experimental expenditures performed outside of the U.S. As of September 30, 2022, the Company has performed a high-level analysis of the impact of this legislation enactment and determined the projected taxable loss position for 2022 does not result in income tax due. As of December 31, 2021, the Company has $51.1 million of federal net operating losses available, subject to an 80% limitation. The Company also has $1.2 million of federal tax credits, subject to a 75% limitation. The Company maintains its full valuation allowance.
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

16. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. As of January 2022, all matching contributions vest ratably over 2 years and participant contributions vest immediately. Contributions by the Company totaled $0.1 million and less than $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $0.1 million during the nine months ended September 30, 2022 and 2021, respectively.

17. Commitments and Contingencies
As of September 30, 2022, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
On August 3, 2020, a stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, the Company received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors. While the litigation was stayed, the parties reached an agreement in principle to settle the matter, and on March 18, 2022, they submitted a Stipulation and Agreement of Settlement and other documentation to the Court for its approval of the settlement. On August 1, 2022, the Court entered an Order and Final Judgment which dismissed the action, and all claims contained therein, with prejudice.
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
We continually seek to enhance ImmTOR. In recent preclinical studies we have conducted, we have observed that ImmTOR may have synergistic activity with interleukin-2, or IL-2, molecules that have been engineered to be selective for regulatory T cells, or Tregs. Treg-selective IL-2 molecules have been shown to transiently expand all pre-existing Tregs in preclinical and clinical studies conducted by others. We have observed in preclinical studies that the combination of ImmTOR, a Treg-selective IL-2 molecule and an antigen, exhibited substantial synergistic activity in inducing and expanding antigen-specific Tregs beyond ImmTOR alone with evidence of enhanced durability of immune tolerance and the potential for ImmTOR dose sparing. This combination of ImmTOR with a Treg selective IL-2 molecule represents an evolution of the ImmTOR platform, which we call ImmTOR-IL™. We believe this combination has the potential to be a “first-in-class” antigen specific IL-2 therapy for autoimmune disease. We believe ImmTOR and ImmTOR-IL have the potential to enhance both the efficacy and safety of biologic therapies (including gene therapies), improve product candidates under development, and enable novel therapeutic modalities in autoimmune disease.

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
In our preclinical studies, we observed that ImmTOR combined with a Treg-selective IL-2 molecule exhibited substantial synergistic activity in increasing the percentage and durability of total Treg expansion in the spleen. We believe that this combination has the potential to be a best-in-class therapy in diseases where expansion of total Treg may prove beneficial. This antigen specificity differentiates ImmTOR-IL from other IL-2 molecule approaches which do not show an antigen specific T-cell expansion. Thus, we believe that not only is ImmTOR-IL a potentially best in class IL-2 where generalized T cell expansion can be beneficial, but also a “first in class” antigen specific IL-2 therapy.

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
Additionally, in preclinical studies we have observed ImmTOR, in combination with IL-2 molecules, expanding T-regulatory cells beyond IL-2 alone and we intend to pursue a combination of ImmTOR and IL-2 (ImmTOR-IL) in diseases where general T cell expansion has shown a therapeutic benefit. Additionally, we have observed in preclinical studies that the combination of ImmTOR, a Treg-selective IL-2 molecule and an antigen, exhibited substantial synergistic activity in inducing and expanding antigen specific regulatory T cells when ImmTOR and IL-2 is combined with an antigen of interest. We intend to pursue and develop treatments for autoimmune diseases with well-defined antigens using either ImmTOR or ImmTOR-IL.
Cyrus Biotechnology, Inc., a collaboration partner, is engineering a proprietary IL-2 protein to combine with the ImmTOR platform to potentially mitigate unwanted immune responses by reducing the inherent immunogenicity of the protein while also promoting immune tolerance. The IL-2 pathway influences critical aspects of both immune stimulation and immune regulation, through the development and expansion of Treg cells. These Treg cells are a specialized subpopulation of T cells involved in suppressing certain immune responses and maintaining the body’s self-tolerance. In preclinical studies investigating the effects of ImmTOR in combination with a Treg-selective IL-2 molecule we have observed a substantial synergistic activity in increasing the percentage and durability of Treg expansion in the spleen.
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
In July 2022, we received a payment of $10.0 million for the completion of enrollment of the DISSOLVE II trial.
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
In June 2021, we received a payment of $3.0 million for the achievement of certain preclinical milestones. In August 2022, we received a payment of $2.0 million in exchange for a nine-month extension to Sarepta’s options to both Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies and a payment of $4.0 million for the achievement of certain non-clinical milestones
Asklepios Biopharmaceutical, Inc.
Feasibility Study and License Agreement
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
Ukraine
We are also closely monitoring the ongoing and rapidly evolving geopolitical situation in Ukraine and Russia, and we have proactively undertaken mitigation steps to prioritize the safety of our patients and investigators, as well as address any potential disruptions. We have reserved existing clinical trial supplies in these countries for those already enrolled in the DISSOLVE II trial. In agreement with our study partner, Sobi, we have increased enrollment in DISSOLVE II to 153 subjects to replace subjects enrolled in Russia and Ukraine who may be lost due to operational or other issues arising from instability in the region. As of the filing of this Quarterly Report, we expect to complete the DISSOLVE II trial and report topline results in the first quarter of 2023.

Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants, collaboration and license arrangements and our credit facility. We do not have any products approved for sale and have not generated any product sales.
Since inception, we have incurred significant operating losses. We incurred a net income of $29.5 million and net loss of $37.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $400.8 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:
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
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2022, combined with the receivable of $6.9 million from Sobi, will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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
We have incurred a total of $417.4 million in research and development expenses from inception through September 30, 2022, with a majority of the expenses being spent on the development of SEL-212 and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology platform.
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
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2022, combined with the receivable of $6.9 million from Sobi, will enable us to fund our current planned operations into mid-2024, though we may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Other income (expense)
Other income (expense) was de minimis during the three and nine months ended September 30, 2022 and 2021.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of September 30, 2022 and December 31, 2021, we maintained cash of $0.2 million and $0.3 million, respectively, in Russian banks, all of which was denominated in U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
Collaboration and license revenue
The following is a comparison of collaboration and license revenue for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2022	2021	(decrease)
Collaboration and license revenue	$20,710	$24,427	$(3,717)	(15)%
During the three months ended September 30, 2022, collaboration revenue was $20.7 million, compared to $24.4 million in 2021. During the three months ended September 30, 2022 and 2021, we recognized $20.7 million and $24.3 million, respectively, under the license agreement with Sobi resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program.

Research and development
The following is a comparison of research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2022	2021	(decrease)
SEL-212	$6,032	$10,231	$(4,199)	(41)%
AskBio Empty Capsid collaboration (SEL-399)	72	522	(450)	(86)%
Preclinical stage product candidate programs	3,620	4,180	(560)	(13)%
Other internal research and development expenses	6,815	6,018	797	13%
Total research and development expenses	$16,539	$20,951	$(4,412)	(21)%
Note: Certain prior period expenses have been reclassified to conform to current year presentation.
During the three months ended September 30, 2022, our research and development expenses decreased by $4.4 million, or 21%, as compared to 2021. The decrease in cost was primarily the result of a decrease in expenses incurred for the SEL-212 clinical program, preclinical programs, and the AskBio collaboration.

General and administrative
The following is a comparison of general and administrative expenses for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2022	2021	(decrease)
General and administrative	$5,770	$5,445	$325	6%
During the three months ended September 30, 2022, our general and administrative expenses increased by $0.3 million, or 6%, as compared to 2021. The increase in costs was primarily the result of expenses incurred for stock compensation and personnel expenses.
Investment income
Investment income was $0.7 million and less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase in investment income was due to increased investment and higher interest rates.
Foreign currency transaction gain (loss)
We recognized less than $0.1 million foreign currency losses during each of the three months ended September 30, 2022 and 2021.
Interest expense
Interest expense was $0.8 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the three months ended September 30, 2022, we recognized a $6.5 million charge from the increase in the fair value of warrant liabilities utilizing the Black-Scholes valuation methodology. The increase in value was primarily driven by an increase in the Company’s share price and the discount rate. For the three months ended September 30, 2021, we recognized $0.6 million of income from the decrease in the fair value of warrant liabilities primarily driven by a decrease in the Company’s share price.
Other income (expense)
Other income (expense) was de minimis for each of the three months ended September 30, 2022 and 2021.
Income taxes
For the three months ended September 30, 2022, we recognized $0.3 million in income tax benefit primarily related to the abatement of penalties and interest. For the three months ended September 30, 2021, we recognized $15.8 million of expense for the income taxes primarily related to the license agreement with Sobi upon the Company’s election to opt out of the installment sale method of taxation. For income tax purposes, the transfer of trademark and product rights is treated as a sale and the net proceeds from the sale are taxed under the default installment method as cash is received by the Company. During the three and nine-month periods ended September 30, 2021, the Company completed an analysis of future tax obligations under the default installment sale method versus making a timely filed election on its 2020 tax return due October 15, 2021 to elect out of the installment sale method for income tax purposes. As a result, the Company elected out of the default installment sale treatment with the filing of its tax return. In the elect out method, the Company was initially taxed based upon the estimated fair value of all present and future proceeds from the sale and the Company utilized all of its available net operating losses and income tax credits, which served to reduce the federal and state tax liability. As the Company recognizes future revenue under the Sobi license for US GAAP purposes, the Company will exclude revenue up to the originally estimated fair value that was previously taxed from taxable income. We previously disclosed that the Company had prepaid all taxes related to future Sobi License revenue streams as a result of the Company’s election to opt out of the installment sale method on our 2020 tax return. However, based on our updated analysis, we will be obligated to pay taxes related to any future Sobi License revenue received above the then estimated fair value of all present and future proceeds from the sale of SEL-212 when received, but such amounts will not be subject to interest and penalties.
Net income (loss)
Net loss for the three months ended September 30, 2022 was $7.9 million compared to $17.9 million for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Collaboration and license revenue
The following is a comparison of collaboration and license revenue for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2022	2021	(decrease)
Collaboration revenue	$93,982	$55,140	$38,842	70%
During the nine months ended September 30, 2022 and 2021 we recognized $73.6 million and $54.8 million under the license agreement with Sobi resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program, all of which began in July 2020. Additionally, during the nine months ended September 30, 2022, $10.2 million was recognized under the Sarepta Agreement, $9.2 million was recognized upon the mutual termination of the Spark License Agreement, and $1.0 million was recognized under the Takeda Agreement.
Research and development
The following is a comparison of research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2022	2021	(decrease)
SEL-212	$21,476	$22,911	$(1,435)	(6)%
AskBio Empty Capsid collaboration	568	1,254	(686)	(55)%
Preclinical stage product candidate programs	10,595	8,017	2,578	32%
Other internal research and development expenses	20,771	16,236	4,535	28%
Total research and development expenses	$53,410	$48,418	$4,992	10%
Note: Certain prior period expenses have been reclassified to conform to current year presentation.
During the nine months ended September 30, 2022, our research and development expenses increased by $5.0 million, or 10%, as compared to 2021. The increase in cost was primarily the result of expenses incurred for the preclinical programs, contract license and milestone payments, increased personnel expenses, and stock compensation expense.
General and administrative
The following is a comparison of general and administrative expenses for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2022	2021	(decrease)
General and administrative	$17,538	$15,397	$2,141	14%
During the nine months ended September 30, 2022, our general and administrative expenses increased by $2.1 million, or 14%, as compared to 2021. The increase in costs was primarily driven by expenses incurred for stock compensation and increased personnel expenses.
Investment income
Investment income was $0.9 million and less than $0.1 million, respectively during the nine months ended September 30, 2022 as compared to 2021. The increase in investment income was due to increased investments and higher interest rates.
Foreign currency transaction gain (loss)
We recognized $0.1 million and less than $0.1 million in foreign currency fluctuations during the nine months ended September 30, 2022 and 2021, respectively.
Interest expense
Interest expense was $2.2 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities
For the nine months ended September 30, 2022, we recognized $7.3 million of income for the decrease in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology. The decrease in value was primarily driven by a decrease in the Company’s share price. For the nine months ended September 30, 2021, we recognized an $11.3 million charge for the increase in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology. The increase in value was primarily driven by an increase in the Company’s share price and a small increase in the discount rate.
Other income (expense)
Other income was $0.2 million and less than $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by a gain on disposal of property and equipment.
Income taxes
For the nine months ended September 30, 2022, we recognized $0.3 million in income tax benefit primarily related to the abatement of penalties and interest. For the nine months ended September 30, 2021, we recognized $15.8 million of expense for the income taxes primarily related to the license agreement with Sobi upon the Company’s election to opt out of the installment sale method of taxation. For income tax purposes, the transfer of trademark and product rights is treated as a sale and the net proceeds from the sale are taxed under the default installment method as cash is received by the Company. During the three and nine-month periods ended September 30, 2021, the Company completed an analysis of future tax obligations under the default installment sale method versus making a timely filed election on its 2020 tax return due October 15, 2021 to elect out of the installment sale method for income tax purposes. As a result, the Company elected out of the default installment sale treatment with the filing of its tax return. In the elect out method, the Company was initially taxed based upon the estimated fair value of all present and future proceeds from the sale and the Company utilized all of its available net operating losses and income tax credits, which served to reduce the federal and state tax liability. As the Company recognizes future revenue under the Sobi license for US GAAP purposes, the Company will exclude revenue up to the originally estimated fair value that was previously taxed from taxable income. We previously disclosed that the Company had prepaid all taxes related to future Sobi License revenue streams as a result of the Company’s election to opt out of the installment sale method on our 2020 tax return. However, based on our updated analysis, we will be obligated to pay taxes related to any future Sobi License revenue received above the then estimated fair value of all present and future proceeds from the sale of SEL-212 when received, but such amounts will not be subject to interest and penalties.
Net income (loss)
Net income for the nine months ended September 30, 2022 was $29.5 million compared to a net loss of $37.9 million for the nine months ended September 30, 2021.

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
From our inception through September 30, 2022, we have raised an aggregate of $716.4 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $36.7 million from borrowings under our credit facilities past and present, $243.3 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering, $185.2 million in combined net proceeds from private placements and follow-on offerings of our common stock, and, through September 30, 2022, $57.1 million in aggregate net proceeds from “at-the-market” offerings of our common stock.
As of September 30, 2022, our cash, cash equivalents, restricted cash, and marketable securities were $148.0 million, of which $1.6 million was restricted cash related to lease commitments and $0.2 million was held by our Russian subsidiary designated solely for use in its operations. Our Russian subsidiary cash is consolidated for financial reporting purposes.
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
On September 20, 2022, we entered into a Third Amendment to the Loan and Security Agreement or the Third Amendment, which amended the Loan and Security Agreement. The Third Amendment was entered into in connection with the expansion of our corporate headquarters to provide for an increase of $0.2 million in the letter of credit for a total of $1.6 million which renews automatically each year.
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
As of September 30, 2022, we had an accumulated deficit of $400.8 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2022, combined with the receivable of $6.9 million from Sobi, will enable us to fund our current planned operations into mid-2024, though we may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital as and when needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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

Summary of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash (used in) and provided by:
Operating activities	$(19,782)	$(28,922)
Investing activities	(20,491)	(26,862)
Financing activities	39,215	31,741
Effect of exchange rate changes on cash	65	3
Net change in cash, cash equivalents, and restricted cash	$(993)	$(24,040)

Operating activities
Cash used in operating activities of $19.8 million for the nine months ended September 30, 2022 included approximately $33.6 million of net income, adjusted for non-cash items, and uses of cash of approximately $53.4 million for changes in operating assets and liabilities.
Cash used in operating activities of $28.9 million for the nine months ended September 30, 2021 included approximately $18.6 million of net losses, adjusted for non-cash items, and uses of cash of approximately $10.3 million for changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $20.5 million compared to net cash used in investing activities of $26.9 million in the same period in 2021. The net cash used in investing activities in 2022 was primarily purchases of marketable securities offset by proceeds from maturities of marketable securities.
The net cash used in investing activities for the nine months ended September 30, 2021 was primarily to purchase marketable securities and to invest in Cyrus Biotechnology, offset by proceeds from the maturities of marketable securities.

Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $39.2 million compared to net cash provided by financing activities of $31.7 million in the same period in 2021. The net cash provided by financing activities in the nine months ended September 30, 2022 and 2021 was primarily the result of net proceeds from underwritten and “at-the-market” offerings.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents, restricted cash and marketable securities of $148.0 million and $129.4 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current plan to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 3, 2020, a stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, we received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors. While the litigation was stayed, the parties reached an agreement in principle to settle the matter, and on March 18, 2022, they submitted a Stipulation and Agreement of Settlement and other documentation to the Court for its approval of the settlement. On July 21, 2022, the Court held a settlement hearing, at which the settlement was approved. On August 1, 2022, the Court entered an Order and Final Judgment which dismissed the action, and all claims contained therein, with prejudice.

Item 1A. Risk Factors
See the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. There have been no material changes from the risk factors previously disclosed in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	8/22/2022
10.1	First Amendment to Lease by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated September 1, 2022	-	-	-	Filed herewith
10.2	Third Amendment to Loan and Security Agreement, dated September 20, 2022, between Selecta Biosciences, Inc., Oxford Finance LLC, as Collateral Agent and as a Lender, and Silicon Valley Bank, as a Lender	-	-	-	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: November 3, 2022	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer
(Principal Financial Officer)