Form 10-K
period 2022-12-31
SELECTA BIOSCIENCES INC
filed 2023-03-02
CIK 1453687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attested to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Stock Market on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $149,708,988.
As of February 24, 2023 the registrant had 153,318,915 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I
Item 1. Business
Overview
We are a clinical-stage biotechnology company leveraging our ImmTOR® platform to develop tolerogenic therapies designed to selectively mitigate unwanted immune responses. With a proven ability to induce tolerance to highly immunogenic proteins, ImmTOR has the potential to amplify the efficacy of biologic therapies, including redosing of life-saving gene therapies, as well as restore the body's natural self-tolerance in autoimmune diseases. We have several proprietary and partnered programs in our pipeline focused on enzyme therapies, gene therapies, and autoimmune diseases.
In preclinical studies, we have observed that ImmTOR may have synergistic activity with interleukin-2, or IL-2, molecules that have been engineered to be selective for regulatory T cells, or Tregs. Treg-selective IL-2 molecules have been shown to transiently expand all pre-existing Tregs in preclinical and clinical studies conducted by others. We have observed in preclinical studies that the combination of ImmTOR, a Treg-selective IL-2 molecule and an antigen exhibited substantial synergistic activity in inducing and expanding antigen-specific Tregs beyond ImmTOR alone with evidence of enhanced durability of immune tolerance and the potential for ImmTOR dose sparing. This combination of ImmTOR with a Treg selective IL-2 molecule represents an evolution of the ImmTOR platform, which we call ImmTOR-IL™. We believe this combination has the potential to be a "first-in-class" antigen specific IL-2 therapy for autoimmune disease.
We believe ImmTOR and ImmTOR-IL have the potential to enable novel therapeutic modalities in autoimmune disease as well as enhance both the efficacy and safety of biologic therapies (including gene therapies) and improve product candidates under development. In clinical trials, ImmTOR has been observed to inhibit the formation of neutralizing antibodies to adeno-associated virus (AAV) capsids, potentially enabling re-dosing of gene therapies. Additionally, based on preclinical data in AAV gene therapies, we believe that ImmTOR has the potential to improve efficacy and safety by increasing transgene expression, reducing hepatic inflammation and inhibiting undesired immune responses to both the AAV capsid and the transgene product that can occur with the first dose of gene therapy.
In biologic therapies, clinical activity of ImmTOR in humans has been observed with pegadricase, a highly immunogenic pegylated uricase enzyme being developed for the treatment of patients with chronic refractory gout. The combination of ImmTOR and pegadricase is currently being evaluated in a Phase 3 clinical trial that we are conducting on behalf of our partner Swedish Orphan Biovitrum AB, or Sobi.
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

ImmTOR-IL
We look for ways to enhance our ImmTOR platform. Recent preclinical data generated by our scientific teams suggest that ImmTOR may have profound synergistic activity with engineered IL-2 molecules that are selective for Tregs. The IL-2 pathway influences critical aspects of both immune stimulation and immune regulation. Tregs express a high affinity form of the IL-2 receptor. Low doses of IL-2 have been shown by others to selectively activate Tregs resulting in expansion of pre-existing Tregs. Clinical trials of low dose IL-2 have generated evidence of efficacy in autoimmune diseases. Other investigators have shown that IL-2 can be engineered to selectively bind to the high affinity IL-2 receptor and expand pre-existing Tregs.
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

Total splenic Tregs
Antigen-specific Treg
CD4+CD25+FoxP3+ (%, of CD4+CD45.1+)
CD4+CD25+FoxP3+ (%, of CD4+CD45.2+)
0
10
20
30
40
50
60
70
ImmTOR − − + − + +
IL-2 mutein − − − + + +
Ovalbumin − + + + − +

Immune homeostasis is a dynamic process balancing immune stimulatory and immune tolerizing signals. This balance is thought to be mediated in part by the ratio of antigen-specific Treg to antigen-specific effector T cells. The expansion of antigen-specific Tregs has the potential to better withstand potent immune stimulatory signals and provide better durability of immune tolerance. In a preclinical study, we evaluated the ability of ImmTOR and IL-2 mutein to mitigate the immunogenicity to a co-administered AAV vector. Mice were injected with a dose of 2.7E12 vg/kg AAV8 on Day 0 and 5.0E12 vg/kg on Day 56 with or without IL-2 mutein and/or ImmTOR on the same days. Mice treated with AAV alone showed a robust antibody response to the AAV capsid, as we had expected. Co-treatment with IL-2 mutein on Days 0 and 56 showed a modest attenuation of the antibody response. Co-treatment with ImmTOR on Days 0 and 56 showed a dose-responsive effect on the antibody response, with a therapeutic dose of 200 µg ImmTOR providing inhibition of antibodies against AAV through at least Day 75, or 19 days after the second dose. At Day 91, some animals showed breakthrough of the antibody response. ImmTOR doses of 50 and 100 µg alone were sub-optimal. However, when ImmTOR was combined with IL-2 mutein, we observed inhibition of antibody formation through Day 117, 61 days after the second dose and the last time point measured. Importantly full inhibition of anti-AAV immunoglobulin G, or IgG, antibodies was observed even when IL-2 mutein was combined with 50 and 100 µg doses of ImmTOR. We believe these results suggest that the addition of a Treg-selective IL-2 to ImmTOR has the potential to increase the durability of tolerance allow for dose-sparing of ImmTOR and thus, potentially enabling chronic dosing of ImmTOR-IL in the treatment of autoimmune disease. The following graphs illustrate that the combination of ImmTOR and IL-2 mutein mitigated the formation of anti-AAV antibodies in response to a high vector dose of 5E13 vg/kg. These results suggest that ImmTOR-IL has the potential to enable repeat dosing of AAV vectors at 5E13 vg/kg which could be used as a strategy to avoid the toxicities that have been observed at doses of 1E14 vg/kg or higher in some clinical trials.

Product Candidates
Our ImmTOR platform has a broad range of potential applications. Our product development strategy is built on the following three distinct pillars.
Biologic therapies. Biologic therapies are a class of biologic drugs frequently used to treat rare diseases. Through our analysis of biologic drugs, including in our preclinical studies, we have observed that enzymes foreign to the human body, such as enzymes derived from microbes or replacement enzymes in the case of patients that are deficient in the specific enzyme, are especially prone to causing undesired immune responses. Our partnered product candidate, SEL-212, which is currently in Phase 3 clinical development, consists of ImmTOR co-administered with pegadricase, a pegylated uricase enzyme of fungal origin. This is an example of an immunogenic enzyme that we are combining with ImmTOR with the intention of improving the enzyme’s efficacy and safety. We believe that ImmTOR has the potential to enable and expand the use of enzymes derived from microbial sources, such as bacterial immunoglobulin A, or IgA, protease for the treatment of IgA nephropathy. We selected a next generation IgA protease candidate from a commensal bacteria with a lower level of baseline ADAs from IGAN Biosciences for the treatment of IgA nephropathy. By combining ImmTOR with this next generation IgA protease candidate, we believe our novel approach has the potential to mitigate the formation of new ADAs and address the underlying pathophysiology of the disease.
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
Gene therapies. We believe gene therapies have the potential to address key unmet medical needs for many rare genetic diseases, but undesired immune responses to the viral vectors used for gene replacement, augmentation and editing may be restricting their broader use. AAV immunogenicity and AAV toxicity represent two major challenges for the gene therapy field; in many cases these two issues are inextricably linked. Immunogenicity of AAV vectors is thought to cause or exacerbate many of the adverse events associated with AAV gene therapy. Induction of acute inflammation and capsid-specific CD8 T cells by AAV gene therapy is thought to contribute to observations of hepatotoxicity, which has been associated with loss of transgene expression. The formation of neutralizing antibodies against AAV after initial treatment with AAV mediated gene therapies effectively prevents the possibility of re-dosing in patients who may benefit from additional doses due to either the failure to achieve therapeutic benefit or loss of transgene expression over time. Additionally, a significant number of patients who would benefit from treatment by gene therapies are ineligible due to pre-existing immunity to the AAV vectors from a natural infection. This pre-existing immunity could potentially be addressed through an IgG protease pre-treatment to open a dosing window for AAV gene therapies. We believe that the combination of ImmTOR and Xork could simultaneously address the two key issues facing the AAV gene therapy modality and make them more accessible while also making them safer and more durable.
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

We conducted a human proof-of-concept trial (SEL-399) in healthy volunteers who were treated with an empty AAV8 capsid (EMC-101), which is an AAV capsid containing no transgene, alone or in combination with ImmTOR. This clinical trial was conducted in Belgium in partnership with Asklepios BioPharmaceutical, Inc., or AskBio (a Bayer AG subsidiary). The goal of the SEL-399 clinical trial was to evaluate the appropriate dose of ImmTOR in humans to mitigate the formation of antibodies to AAV capsids used in gene therapies. Top-line results indicated that AAV8 empty capsids elicited peak median anti-AA8 neutralizing antibody, or NAb, titers of 1:6875. Median day 30 NAb titers were reduced to titers of 1:25 and 1:5 in the 0.15 mg/kg and 0.3 mg/kg ImmTOR cohorts, respectively, representing a 50-fold and 250-fold difference, respectively, compared to the median of control subjects dosed with AAV8 empty capsid alone, as depicted in the figure below. Further, we observed that at Day 30, six of six, or 100%, of subjects that received 0.3 mg/kg exhibited NAb titers of 1:25 or less, and four of six, or 67%, of those subjects at this dose exhibited NAb titers of 1:5 or less. We observed at Day 30 that six of nine, or 67%, of subjects that received 0.15 mg/kg of ImmTOR exhibited NAb titers of 1:25 or less, and two of nine, or 22%, of subjects at this dose had a titer of 1:5 or less. At Day 90, two of six subjects in the 0.3 mg/kg cohort were observed to have sustained control of neutralizing antibodies with titers of 1:25 or less. Consistent with preclinical data, we observed that the single dose ImmTOR cohorts showed delayed formation of neutralizing antibodies which eventually reached similar median levels of neutralizing antibodies to the control group by Day 90. Similar data were observed in NHP receiving a single dose of ImmTOR with an AAV gene therapy vector in a preclinical study. Importantly, we observed that two additional doses of ImmTOR, or a total of three monthly doses, provided durable inhibition of neutralizing antibodies in NHP. Although we could not evaluate three-monthly doses of ImmTOR in healthy volunteers, we intend to employ a three-monthly dose regimen in clinical trials performed in patients. ImmTOR showed safety results consistent with prior human studies and was generally well tolerated. No serious adverse events were reported. The most common treatment-related adverse events included mild-to-moderate stomatitis and rash. We believe this promising trial in healthy volunteers provides support for the potential use of ImmTOR for the inhibition of neutralizing antibodies to AAV8 in gene therapy clinical trials. The following graphs depict the effect of ImmTOR on the formation of neutralizing antibodies to AAV8 capsid in humans and NHP.

Finally, pre-existing neutralizing antibodies, which develop as a result of prior infection with wildtype AAV, are a major exclusion factor in clinical trials causing many potential patients to be ineligible for gene therapy. We have licensed a bacterial IgG protease, or Xork, from Genovis AB (publ.), or Genovis. IgG proteases have been shown by others to transiently cleave IgG and enable dosing of AAV vectors in the presence of pre-existing antibodies in NHP. However, IgG proteases, being of bacterial origin, are themselves immunogenic. The most commonly studied IgG protease, called IdeS or imlifidase, is derived from Streptococcus pyogenes, a common human pathogen. Most healthy individuals have been exposed to S. pyogenes and have pre-existing antibodies against IdeS. We believe that Xork is a differentiated product candidate, as it is derived from a Streptoccocal species that does not infect humans and so the enzyme shows very low cross reactivity to naturally existing antibodies in most human serum. We plan to develop Xork with the intention of enabling access to AAV gene therapy for those patients who are currently excluded due to pre-existing anti-AAV antibodies. In January 2023, we announced an exclusive licensing and development agreement for Xork to be developed for use with AT845, Astellas Gene Therapies' investigational AAV-based treatment for Late-Onset Pompe disease in adults. We are responsible for the early development activities and manufacturing of Xork and will maintain the rights for the development of additional indications beyond Pompe disease.
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
In our preclinical studies, we observed that ImmTOR combined with a Treg-selective IL-2 molecule exhibited substantial synergistic activity in increasing the percentage and durability of total Treg expansion in the spleen. We believe that this combination has the potential to be a best-in-class therapy in diseases where expansion of total Treg may prove beneficial. This antigen specificity differentiates ImmTOR-IL from other IL-2 molecule approaches which do not show an antigen specific T-cell expansion. Thus, we believe that not only is ImmTOR-IL a potentially "best-in-class" IL-2 where generalized T cell expansion can be beneficial, but also a “first-in-class” antigen specific IL-2 therapy. Furthermore, in our preclinical studies, when we combined ImmTOR-IL with an antigen, we measured an approximately three-fold increase in antigen-specific T regulatory cells versus ImmTOR alone.

Our Product Candidates
Below is a summary of our ongoing discovery, research, and development programs:

Biologic Therapies – Chronic Refractory Gout
SEL-212 consists of ImmTOR co-administered with pegadricase. Our pegadricase consists of a yeast-derived uricase modified with polyethylene glycol moieties. Uricase is an enzyme endogenous to all mammals, except for humans and certain primates, which converts serum urate to the more soluble metabolite, allantoin. There is a natural limit to the amount of serum urate that can be excreted by the kidneys, which decreases with age and can be reduced by some medications. By converting serum urate to allantoin, uricase provides an additional way for the body to reduce serum urate.
Pegadricase is designed for the treatment of patients with chronic gout, refractory to standard serum urate lowering treatment, by breaking down the excess serum urate, or SU, to the more soluble allantoin. However, the immune response to pegadricase limits administration to a single dose which is effective for less than one month. The addition of ImmTOR to pegadricase (SEL-212) allows multiple monthly doses to be administered, thus reducing serum urate for a prolonged time.
In preclinical studies and in our Phase 1b and Phase 2 clinical trials, we observed that ImmTOR, when co-administered with pegadricase, SEL-212 substantially reduced the formation of associated ADAs. We believe that SEL-212 serves as proof of concept for the ImmTOR platform in ameliorating the unwanted immune response to an immunogenic biologic. SEL-212 is in two pivotal Phase 3 studies versus placebo, which we refer to as DISSOLVE I and DISSOLVE II, with top-line data expected first quarter of 2023. SEL-212 has been licensed (except as to Greater China) to Sobi, pursuant to our license and development agreement dated June 11, 2020, with Sobi, or the Sobi License.
Enrollment into the DISSOLVE II trial is complete and the study is being conducted in the United States and four countries across eastern Europe. As a result of the ongoing and rapidly evolving geopolitical situation in Ukraine and Russia, we have proactively undertaken mitigation steps to prioritize the safety of our patients and investigators, as well as address any potential disruptions. We have reserved existing clinical trial supplies in these countries for those already enrolled in the DISSOLVE II trial. In agreement with our study partner, Sobi, we increased enrollment in DISSOLVE II to 153 subjects for potential loss of subjects enrolled in Russia and Ukraine due to operational or other issues arising from instability in the region. As of the filing of this Annual Report, we expect to report DISSOLVE I and DISSOLVE II topline results in the first quarter of 2023.

The market for gout therapy
Gout is a painful and potentially disabling form of arthritis associated with elevation of SU levels caused by an overproduction of serum urate and/or an inability of the kidneys to excrete adequate amounts of serum urate from the body. High concentrations of SU lead to formation of serum urate crystals in joints and tissues, causing pain, inflammation and joint damage, and increase the risk for other conditions, including cardiovascular, cardiometabolic, joint and kidney disease.
Patients who are unable to reduce their SU levels below 6.0 mg/dL with oral drugs are defined as having refractory gout. Chronic refractory gout constitutes a subset of gout patients exhibiting chronic high SU levels and painful and damaging serum urate deposits. We estimate that there are approximately 160,000 chronic refractory gout patients in the U.S.
We believe SEL-212 may potentially address several key unmet needs in the treatment of chronic refractory gout: the durable control of SU levels, the elimination of painful and damaging serum urate deposits, reduction in incidence and severity of flares, based on our preclinical studies, clinical trials, and market research. SEL-212 is designed to address these unmet medical needs while improving the dosing regimen to a once-monthly treatment.

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

	Design	Objective
Phase 1a SEL-212/101	•Subjects with hyperuricemia •Single dose of pegadricase •n=22	•Evaluate safety and tolerability •Define dose of pegadricase that would support monthly dosing •Demonstrate formation of ADAs
Phase 1b SEL-212/101	•Subjects with hyperuricemia •Single dose of SEL-212 •n=53	•Evaluate safety and tolerability •Proof-of-biological activity: •Mitigation of ADAs after single dose •Select dose to take forward into Phase 2
Phase 2 SEL-212/201	•Subjects with symptomatic gout and hyperuricemia •Repeated monthly dosing of SEL ‑212 •n=152	•Evaluate safety and tolerability •Clinical proof-of-concept: •Demonstrate sustained reduction of SU with repeat dosing •Select dose to take into Phase 3

In the Phase 1a trial, we observed that a single dose of pegadricase rapidly reduced SU levels below 6.0 mg/dL for each dose level, although SU levels returned close to baseline by day 30. Consistent with our preclinical studies in animals, pegadricase induced uricase-specific ADAs in all patients with varying levels in this Phase 1a trial. The following table depicts the observations from the single ascending dose trial of pegadricase in patients with hyperuricemia. In this trial, patients with SU > 6 mg/dL at screening were assigned to one of five cohorts receiving a single IV infusion of pegadricase (0.1, 0.2, 0.4, 0.8 or 1.2 mg/kg). Each cohort consisted of five patients, except for cohort 5 (1.2 mg/kg) which enrolled two patients.
In the Phase 1b clinical trial, we observed the potential for increasing doses of ImmTOR to mitigate the formation of pegadricase ADAs and sustain the anti-uricase enzyme activity through 30 days. The cohort of subjects who received a single 0.4 mg/kg dose of pegadricase alone showed development of uricase ADAs, a short pegadricase half-life, and poor control of SU at 30 days. Three cohorts who received 0.4 mg/kg of pegadricase plus ascending doses of ImmTOR (0.1, 0.15 and 0.3 mg/kg) showed a dose related reduction in uricase ADAs, an increase in pegadricase half-life, and substantial reduction in SU. This graphs below depict the observed correlation of SU with anti-uricase IgG and serum pegadricase activity. In these graphs, anti-uricase IgG titers, serum pegadricase activity, and SU are plotted against time for individual patients in cohorts A, G, H, and I. Each line represents an individual patient.

The Phase 2 trial included patients with symptomatic gout and elevated SU levels in an open-label, multiple ascending-dose clinical trial of SEL-212 to demonstrate sustained reduction of SU and identify the best dose for Phase 3. Five monthly doses of SEL-212 reduced SU to less than 6.0 mg/dL in 21 of 32 evaluable patients, or 66%. In distinct contrast, pegadricase alone reduced SU to less than 6.0 mg/dL in only three of 19 patients one month after a single injection (data from pegadricase alone cohorts from the SEL-037/101, SEL-212/101, and SEL-212/201 trials). We believe these results support our view that the addition of ImmTOR to pegadricase is able dramatically enhance the efficacy of pegadricase in the long-term reduction of SU in gout patients. The chart below depicts SU after five monthly doses of SEL-212.
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

In September 2020, we announced top-line results from the COMPARE trial. We observed a numerically higher response rate to pegloticase on the primary endpoint during months three and six combined but did not meet the primary endpoint of statistical superiority. SEL-212 did generate a statistically significant higher response rate to pegloticase during the third month of treatment, as well as a statistically significant greater overall reduction in mean SU levels in SEL-212 versus pegloticase in months three and six combined. We observed a numerically higher response rate of SEL-212 during the sixth month of treatment. In patients with tophi at baseline, we observed substantially higher responder rates for SEL-212 compared to pegloticase on the primary endpoint, and a statistically significant reduction in mean SU levels when compared to pegloticase.
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
Phase 3 DISSOLVE clinical program
In September 2020, we commenced the Phase 3 clinical program of SEL-212, which we refer to as DISSOLVE. We are responsible for the execution of the DISSOLVE program and are being reimbursed by Sobi on a quarterly basis for expenses incurred in connection with these activities. The Phase 3 clinical program consists of two double-blinded, placebo-controlled trials of SEL-212. We refer to these trials as DISSOLVE I and DISSOLVE II. Each trial was expected to enroll up to 120 patients, with up to 40 patients receiving 0.1 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, up to 40 patients receiving 0.15 mg/kg of ImmTOR and 0.2 mg/kg of pegadricase, and up to 40 patients receiving placebo. An additional 15 patients were added to the study sample size to account for potential treatment discontinuations due to the ongoing COVID-19 pandemic as a result of the emergence of COVID-19 variants which were not accounted for in the sample size calculations. In agreement with our study partner, Sobi, we increased enrollment in DISSOLVE II to 153 subjects for potential loss of subjects enrolled in Russia and Ukraine due to operational or other issues arising from instability in the region.
We commenced enrollment of DISSOLVE I in September 2020 and DISSOLVE II in December 2020. In December 2021, we announced the completion of enrollment of the DISSOLVE I trial. DISSOLVE I has a six-month primary endpoint followed by a six-month safety extension. In June 2022, we announced the completion of enrollment of the DISSOLVE II trial. DISSOLVE II will have a six-month primary endpoint with no extension. The primary endpoint of the DISSOLVE program is the maintenance of SU levels below 6 mg/dL at six months. As of the filing of this Annual Report, we expect to report DISSOLVE I and DISSOLVE II topline results in first quarter of 2023.

Biologic Therapies – IgA Nephropathy
The second development program in biologic therapies is in IgA nephropathy, an autoimmune kidney disease that occurs when immune complexes of a subclass of antibodies called immunoglobulin A1, or IgA1, accumulates in the kidneys. Previous studies in animal models conducted at independent laboratories demonstrated that bacterial IgA protease has the potential to remove injurious IgA immune complexes from kidneys and reduce inflammation, fibrosis, and hematuria. We believe these results suggest that IgA protease can potentially decrease the rate of disease progression and possibly even reverse the disease. The barrier to IgA protease commercialization has been the bacterial origin of the protease, which makes it highly immunogenic. Based on the learnings of SEL-212, we believe the combination of ImmTOR with an IgA protease could potentially enable repeated dosing to treat IgA nephropathy.
In clinical trials, we have observed ImmTOR mitigating the formation of ADAs to immunogenic enzymes. We intend to combine an IgA protease with our ImmTOR platform to develop a novel combination product candidate for the treatment of IgA nephropathy and IgA-mediated diseases. In December 2022, we announced the selection of a next generation IgA protease candidate from IGAN Biosciences for its IgA nephropathy program.
In October 2020, we entered into an Option and License Agreement, or the IGAN Agreement, with IGAN Biosciences, Inc., or IGAN. Pursuant to the IGAN Agreement, IGAN granted us an exclusive license to research, evaluate, and conduct pre-clinical development activities on IGAN’s proprietary IgA proteases. We had an initial option term of 24 months, during which we could elect to obtain an exclusive license to further develop and commercialize the product candidate to treat all IgA-mediated diseases, including IgA nephropathy, Linear IgA bullous dermatitis, IgA pemphigus, and Henoch-Schonlein purpura (also known as IgA vasculitis).
In May 2022, we entered into Amendment No. 1 to the IGAN Agreement, or the First IGAN Amendment, with IGAN. The First IGAN Amendment provided an extension to the option term of 24 months from the date of the First IGAN Amendment.
In December 2022, we exercised our option to opt-in to an exclusive license agreement and selected a next generation IgA protease candidate from a commensal bacteria with a lower level of baseline ADAs from IGAN for the treatment of IgA nephropathy. By combining ImmTOR with this next generation IgA protease candidate, we believe our novel approach has the potential to mitigate the formation of new ADAs and address the underlying pathophysiology of the disease.
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
Gene Therapies – Methylmalonic Acidemia
Our lead therapeutic gene therapy program, SEL-302, is intended to use ImmTOR to enhance the treatment of methylmalonic acidemia, or MMA, an inherited disorder in which the body is unable to process certain proteins and fats (lipids) properly. This program was previously being conducted under our collaboration with AskBio. In October and November 2020, we received rare pediatric disease designation and orphan drug designation, respectively, from the FDA for MMA-101, for the treatment of MMA due to methylmalonyl-CoA mutase, or MMUT gene mutations. See “⸺Licenses and Collaborations⸺AskBio” for more information. In April 2021, we were notified by AskBio that it intended to opt-out of development of the MMA indication. The feasibility study and license agreement with AskBio, or AskBio Collaboration Agreement, otherwise remains in effect. We filed an IND to conduct a Phase 1/2 clinical trial of our SEL-302 product candidate in pediatric patients with methylmalonic acidemia in the third quarter of 2021. ImmTOR manufacturing, controlled by us, continues to proceed in accordance with our expectations and we have not observed any impact to any of our ImmTOR programs. In October and November 2020, we received rare pediatric disease designation and orphan drug designation, respectively, from the FDA for MMA-101, for the treatment of MMA due to methylmalonyl-CoA mutase, or MMUT gene mutations. In December 2022, we initiated ReiMMAgine, the Phase 1/2 clinical trial of SEL-302. The ReiMMAgine trial is now enrolling patients and aims to evaluate the safety, tolerability and efficacy of SEL-302.
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
In January 2023, we announced an exclusive licensing and development agreement for Xork to be developed for use with AT845, Astellas Gene Therapies' investigational AAV-based treatment for Late-Onset Pompe disease in adults. We are responsible for the early development activities and manufacturing of Xork and will maintain the rights for the development of additional indications beyond Pompe disease.
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
Genovis AB (publ.)
In October 2021, we entered into a strategic licensing agreement with Genovis, or the Genovis Agreement. Under the Genovis Agreement, we paid to Genovis an upfront payment in exchange for an exclusive license to Genovis’ Xork enzyme technology for all therapeutic uses in humans, excluding research, preclinical, diagnostic, and other potential non-therapeutic applications of the enzyme. Genovis is eligible to earn development and sales-based milestones and sublicensing fees, as well as tiered royalties on worldwide sales in the low double digits.
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

IGAN Biosciences, Inc.
In October 2020, we entered into the IGAN Agreement with IGAN. Pursuant to the IGAN Agreement, IGAN granted us an exclusive license to research, evaluate, and conduct preclinical development activities on IGAN’s proprietary IgA proteases. We have an option term of 24 months, or the Option Term, during which we can elect to obtain an exclusive license to further develop and commercialize the product to treat all IgA-mediated diseases, including IgA nephropathy, Linear IgA bullous dermatitis, IgA pemphigus, and Henoch-Schonlein purpura.
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
On May 25, 2022, we entered into Amendment No. 1 to the IGAN Agreement, or the First IGAN Amendment, with IGAN. The First IGAN Amendment provided an extension to the option term of 24 months from the date of the First IGAN Amendment.
On December 14, 2022, we exercised our option to opt-in to an exclusive license agreement and selected a next generation IgA protease candidate from a commensal bacteria with a lower level of baseline ADAs from IGAN for the treatment of IgA nephropathy. By combining ImmTOR with this next generation IgA protease candidate, we believe our novel approach has the potential to mitigate the formation of new ADAs and address the underlying pathophysiology of the disease.
Out-licenses
Astellas Therapeutics, Inc.
In January 2023, we entered into a License and Development Agreement with Astellas Therapeutics, Inc., or Astellas. Under this agreement, Astellas obtained the sole and exclusive right to commercialize Xork for use in Pompe disease with an Astellas gene therapy investigational or authorized product, with a current focus on AT845. We received a $10 million upfront payment and are eligible to receive $340.0 million for certain additional development and commercial milestones plus royalties on any potential commercial sales where Xork is used as a pre-treatment for AT845. As a result of the sublicense of Xork to Astellas, we made a $4.0 million payment to Genovis in February 2023.
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
Swedish Orphan Biovitrum AB (publ.)
In June 2020, we announced that we had entered into the Sobi License, pursuant to which we agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize SEL-212, which is currently in development for the treatment of chronic refractory gout. In September 2020, pursuant to the Sobi License, Sobi paid us a one-time, upfront payment of $75 million. Sobi has also agreed to make milestone payments totaling up to $630 million to us upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. In July 2022, we received $10.0 million for the completion of the enrollment of the DISSOLVE II trial.
Additionally, Sobi purchased an aggregate of 5,416,390 shares of our common stock at a purchase price of $4.6156 per share for aggregate gross proceeds of $25 million, which we refer to as the Sobi Private Placement. The closing of the Sobi Private Placement occurred on July 31, 2020.
Under the Sobi License, we will have operational oversight of the Phase 3 DISSOLVE clinical program of SEL-212 (DISSOLVE I and DISSOLVE II) that commenced in September 2020, at Sobi’s expense. We expect to report DISSOLVE I and DISSOLVE II topline results in first quarter of 2023.
Sarepta Therapeutics, Inc.
In June 2020, we entered into a research license and option agreement with Sarepta, or the Sarepta Agreement. Pursuant to the agreement, we granted Sarepta a license to research and evaluate ImmTOR in combination with Sarepta’s AAV gene therapy or gene editing technology, using viral or non-viral delivery, or the Sarepta Product, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes, or the Sarepta Indications. Sarepta will have an option term of 24 months during which it can opt-in to obtain an exclusive license to further develop and commercialize the Sarepta Product to treat at least one Sarepta Indication, with a potential to extend the option term if Sarepta pays an additional fee to us. Sarepta made an upfront payment of $2.0 million to us upon signing of the agreement, and we are eligible to receive additional payments under the option term. If Sarepta opts-in to an exclusive license agreement, we could receive option exercise payments per indication and we would be entitled to significant development and commercial milestone payments and tiered royalties ranging from the mid-to-high single digits based on net sales. In June 2021, we received a payment of $3.0 million for the achievement of certain pre-clinical milestones. In August 2022, we received a payment of $2.0 for a nine-month extension to Sarepta’s options to both Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies and a payment of $4.0 million for the achievement of certain pre-clinical milestones.
Asklepios Biopharmaceutical, Inc.
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
In June 2020, we entered into a Fifth Amendment to the MIT License, or the MIT Amendment, which was effective as of May 15, 2020. Pursuant to the MIT Amendment, certain of our diligence obligations were extended to the second quarter of 2021, including a diligence obligation to commence a Phase 3 trial for a licensed product by a specific date in the second quarter of 2021 or to file an IND for a licensed product by a specific date in the third quarter of 2023. Additionally, certain of our development and regulatory milestones and payments upon achievement of such milestones were adjusted.
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
In addition, we have exclusively or non-exclusively licensed intellectual property, including U.S. issued patents, foreign issued patents, and pending applications in both the U.S. and foreign jurisdictions. The licensed patents and patent applications cover various aspects of the technology being developed by us, including claims directed to compositions of matter and methods of use, and have been filed in various countries worldwide including in North America, Europe and Asia, with material expiration dates varying to, if claims are issued, 2042. In addition to filing and prosecuting patent applications in the United States, we often file analogous patent applications in the European Union and in additional foreign countries where we believe such filing is likely to be beneficial, including but not limited to, Australia, Brazil, Canada, China, India, Israel, Japan, Mexico and/or South Korea.
Each patent’s term depends upon the laws of the countries in which they are obtained. The patent term in most countries in which we file is 20 years from the earliest date of filing of a non-provisional patent application. Notably, the term of U.S. patents may be extended due to delays incurred due to compliance with FDA or by delays encountered during prosecution that are caused by the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent, depending upon the length of time the drug is under regulatory review. There is a limit to the amount of time a patent may be extended in the United States; no patent extension can extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar patent term extensions are available in Europe and other jurisdictions for patents that cover regulatory-approved drugs. Currently, we own or license patents and patent applications with expected material expiration dates ranging from 2032 to 2043. However, the actual patent protection period varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
Large companies with active research to prevent the formation of ADAs and treat allergies or autoimmune diseases include Eli Lilly, Roche Holding AG, Sanofi S.A., Pfizer Inc., and Merck & Co., Inc. Small, early-stage biopharmaceutical companies active in the research for new technologies to induce antigen-specific immune tolerance include Abata Therapeutics, Anokion SA, Cour Pharmaceutical Development Company, Inc., Cue Biopharma, Parvus Therapeutics, REGiMMUNE Corporation, Topas Therapeutics GmbH, Sangamo Therapeutics, and SQZ Biotechnologies. Biopharmaceutical companies active in the research for MMA include BridgeBio Pharma, Inc., HemoShear Therapeutics, Inc., LogicBio, Poseida, and Moderna. Biopharmaceutical companies active in the research for IgA nephropathy include Omeros, Travere, Novartis, Ionis, Visterra, Chinook Therapeutics, Calliditas Therapeutics AB, Vera Therapeutics, and Eledon Pharmaceuticals. Biopharmaceutical companies active in autoimmune disease research include Calliditas Therapeutics AB, CymaBay, Genfit, and Intercept Pharmaceuticals. Large biopharmaceutical companies active in the IL-2 research include Abbvie, Inc., Amgen, Bristol Myers Squibb, Eli Lilly, Sanofi S.A., and Merck & Co., Inc.
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
As of December 31, 2022, we had 64 employees, 47 of whom are primarily engaged in research and development activities and 17 in corporate functions. 61% of our employees have at least one of a Masters, PhD, or MD degree. Our 2022 annualized voluntary turnover rate was 9.82%. All employees reside and work in the United States and are not represented by a labor union. We consider our employee relations to be strong and in good standing.
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
To further drive attraction and retention of our high-quality, experienced, and diverse workforce, we invest in the physical, emotional, and financial well-being of our employees. These investments include a competitive mix of compensation and generous insurance benefits. To assist employees with the rising cost of healthcare, we pay 100% of an employee’s deductible and co-insurance payments. All employees are eligible to participate in our equity compensation programs. All employees are awarded new hire equity and annual equity as well as the opportunity to participate in our Employee Stock Purchase Plan. Employees are also eligible to receive an annual cash bonus and to participate in a 401(k) retirement plan with an industry competitive company match.
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
•We have been in the past and may in the future be subject to securities class action lawsuits.

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
The occurrence of any of the foregoing would effectively prevent or delay approval of our lead and other product candidates. The ongoing COVID-19 pandemic may continue to adversely impact our business, including our preclinical studies and clinical trials.
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
Except for SEL-212 and SEL-302, our product candidates are in preclinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical development is costly and inherently uncertain. Early preclinical results may not be predictive of future results, however, if our technology proves to be ineffective or unsafe as a result of, among other things, adverse side effects, pre-existing anti-drug antibodies that can neutralize the viral vector and block gene transfer, or cellular immune response to the transduced cells, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the clinical development and commercialization of our product candidates.
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
Except for the year ended December 31, 2022, we have incurred significant operating losses since our inception. Our net income was $35.4 million for the year ended December 31, 2022, and net losses were $25.7 million and $68.9 million for each of the years ended December 31, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $394.9 million. To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from collaboration and license arrangements and our credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. We have devoted substantially all of our financial resources and efforts to developing our ImmTOR platform, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of development of most of our product candidates, and we have not completed development of any ImmTOR-enabled therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
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
We may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations.
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
We believe that our existing cash, cash equivalents and restricted cash as of December 31, 2022 will enable us to fund our current planned operations into mid-2024, though we may realize additional cash resources upon the achievement of certain contingent collaboration milestones and we may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Market volatility resulting from the COVID-19 pandemic, the ongoing conflict in Ukraine and current global macroeconomic conditions or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
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
In addition to our U.S. operations, we maintain a wholly owned subsidiary in Russia, Selecta (RUS). However, we are in the process of winding down these operations. We may face risks associated with winding down the operations of our subsidiary in Russia, or with any international operations, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, and risks associated with our compliance with evolving international sanctions, which could harm our business. We may also rely on collaborators to commercialize any approved product candidates outside of the United States. Doing business internationally involves a number of risks, including but not limited to:
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 38.4% of our outstanding voting stock as of December 31, 2022. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock reduce. As of December 31, 2022, we had 153,042,435 shares of common stock outstanding. Also, as of December 31, 2022, 15,844,651 and 1,705,558 shares of common stock that are subject to outstanding options or restricted stock unit awards, respectively, under our outstanding equity plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. Additionally, as of December 31, 2022, up to 31,228,279 shares of common stock are issuable upon exercise of outstanding warrants. If these additional shares of common stock are sold, or it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
We may not have the funds necessary to fulfill our obligation to repurchase certain warrants.
Under certain circumstances, holders of certain warrants may require us to repurchase the remaining unexercised portion of such warrants for an amount of cash equal to the value of the warrant as determined in accordance with the Black-Scholes option pricing model and the terms of the warrants. Our ability to repurchase the warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot be certain that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase the warrants.

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
We have been in the past and may in the future be subject to securities class action lawsuits.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters are currently located at 65 Grove Street, Watertown, Massachusetts and consist of 32,294 total square feet of leased office and laboratory space under a lease that expires in May 2028.
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
Holders
As of February 24, 2023, there were approximately 153,318,915 shares of our common stock outstanding held by approximately 47 holders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2017 and December 31, 2022, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 at the market close on December 31, 2017 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any of our equity securities during the quarter ended December 31, 2022.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” A discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a clinical-stage biotechnology company leveraging our ImmTOR® platform to develop tolerogenic therapies designed to selectively mitigate unwanted immune responses. With a proven ability to induce tolerance to highly immunogenic proteins, ImmTOR has the potential to amplify the efficacy of biologic therapies, including redosing of life-saving gene therapies, as well as restore the body's natural self-tolerance in autoimmune diseases. We have several proprietary and partnered programs in our pipeline focused on enzyme therapies, gene therapies, and autoimmune diseases.
In preclinical studies, we have observed that ImmTOR may have synergistic activity with interleukin-2, or IL-2, molecules that have been engineered to be selective for regulatory T cells, or Tregs. Treg-selective IL-2 molecules have been shown to transiently expand all pre-existing Tregs in preclinical and clinical studies conducted by others. We have observed in preclinical studies that the combination of ImmTOR, a Treg-selective IL-2 molecule and an antigen exhibited substantial synergistic activity in inducing and expanding antigen-specific Tregs beyond ImmTOR alone with evidence of enhanced durability of immune tolerance and the potential for ImmTOR dose sparing. This combination of ImmTOR with a Treg selective IL-2 molecule represents an evolution of the ImmTOR platform, which we call ImmTOR-IL™. We believe this combination has the potential to be a "first-in-class" antigen specific IL-2 therapy for autoimmune disease.
We believe ImmTOR and ImmTOR-IL have the potential to enable novel therapeutic modalities in autoimmune disease as well as enhance both the efficacy and safety of biologic therapies (including gene therapies) and improve product candidates under development. In clinical trials, ImmTOR has been observed to inhibit the formation of neutralizing antibodies to adeno-associated virus (AAV) capsids, potentially enabling re-dosing of gene therapies. Additionally, based on preclinical data in AAV gene therapies, we believe that ImmTOR has the potential to improve efficacy and safety by increasing transgene expression, reducing hepatic inflammation and inhibiting undesired immune responses to both the AAV capsid and the transgene product that can occur with the first dose of gene therapy.
In biologic therapies, clinical activity of ImmTOR in humans has been observed with pegadricase, a highly immunogenic pegylated uricase enzyme being developed for the treatment of patients with chronic refractory gout. The combination of ImmTOR and pegadricase is currently being evaluated in a Phase 3 clinical trial that we are conducting on behalf of our partner Swedish Orphan Biovitrum AB, or Sobi.
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
Impact of Global Events
COVID-19
We continue to closely monitor how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. Disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and the incurrence of unforeseen costs as a result of supply chain, preclinical study, or clinical trial delays.
While the COVID-19 pandemic has not had a material impact on our clinical programs as of the date of this Annual Report, it could have an impact on our ability to commence preclinical studies and clinical trials of our IgA nephropathy, gene therapy, and autoimmune disease programs, and our ability to obtain supply of both active drug substances and finished drug product as well as efficient execution of the overall supply chain for SEL-212 and our other programs.
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
Except for the year ended December 31, 2022, we have incurred significant operating losses since our inception. We had net income of $35.4 million and incurred a net loss of $25.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $394.9 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:
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
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
The consolidated financial information presented below includes the accounts of Selecta Biosciences, Inc. and our wholly owned subsidiaries, Selecta (RUS) LLC, a Russian limited liability company, or Selecta (RUS), and Selecta Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.
Collaboration and license revenue
To date, we have not generated any revenue from product sales. Our revenue consists primarily of collaboration and license revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amounts of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For further description of the agreements underlying our collaboration and license revenue, see Notes 2 and 12 to our consolidated financial statements included elsewhere in this Annual Report.
Research and development
Our research and development expenses consist of external research and development costs, which we track on a program-by-program basis and primarily include CMO-related costs and fees paid to CROs, and internal research and development costs, which are primarily compensation expenses for our research and development employees, lab supplies, analytical testing, allocated overhead costs and other related expenses. Our internal research and development costs are often devoted to expanding our programs and are not necessarily allocable to a specific target.

We have incurred a total of $436.4 million in research and development expenses from inception through December 31, 2022, with a majority of the expenses being spent on the development of SEL-212 and the remainder being spent on our various discovery and preclinical stage product candidate programs and the general expansion of our technology platform.
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
The following table sets forth the components of our research and development expenses during the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
SEL-212	$26,801	$31,446	$32,288
Other research and development expenses	45,576	37,290	22,217
Total research and development expenses	$72,377	$68,736	$54,505
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
Other income, net
Other income, net consists primarily of sublease income during the year ended December 31, 2022 and was de minimis during the years ended December 31, 2021 and December 31, 2020.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of December 31, 2022 and 2021, we maintained cash of $0.2 million and $0.3 million, respectively, in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
Collaboration and license revenue
The following is a comparison of collaboration and license revenue for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2022	2021	(decrease)
Collaboration and license revenue	$110,777	$85,077	$25,700	30%
During the years ended December 31, 2022 and 2021, we recognized $82.6 million and $83.5 million, respectively, under the license agreement with Sobi resulting from both the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program. Additionally, during the year ended December 31, 2022, we recognized $10.2 million under the Sarepta agreement, $9.2 million upon the mutual termination of the Spark License Agreement (as defined below), $7.0 million upon the mutual termination of the AskBio License Agreement (as defined below), and $1.8 million under the Takeda Agreement.
Research and development expenses
The following is a comparison of research and development expenses for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Year ended December 31,		Increase
	2022	2021	(decrease)
SEL-212	$26,801	$31,446	$(4,645)	(15)%
Other research and development expenses	45,576	37,290	8,286	22%
Total research and development expenses	$72,377	$68,736	$3,641	5%
Note: Certain prior period expenses have been reclassified to conform to current year presentation.
During the year ended December 31, 2022, our research and development expenses increased by $3.6 million, or 5%, as compared to 2021. The increase in cost was primarily the result of expenses incurred for the preclinical programs, increased personnel expenses and stock compensation expense.
General and administrative expenses
The following is a comparison of general and administrative expenses for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Year Ended December 31,		Increase
	2022	2021	(decrease)
General and administrative	$23,862	$20,938	$2,924	14%
During the year ended December 31, 2022, our general and administrative expenses increased by $2.9 million, or 14%, as compared to 2021. The increase in costs was primarily the result of expenses incurred for stock compensation and personnel expenses.
Investment income
Investment income was $2.1 million and de minimis for the years ended December 31, 2022 and 2021, respectively. The increase in investment income was due to increased investment balances and higher interest rates.
Foreign currency transaction gain (loss)
We recognized de minimis foreign currency translation adjustments during each of the years ended December 31, 2022 and 2021.
Interest expense
Interest expense was $3.0 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.
Change in fair value of warrant liabilities

For the year ended December 31, 2022, we recognized $20.9 million of income from the decrease in the fair value of warrant liabilities utilizing the Black-Scholes valuation methodology. The decrease in value was primarily driven by a decrease in the Company’s share price. For the year ended December 31, 2021, we recognized $2.3 million of loss from the increase in the fair value of warrant liabilities primarily driven by a slight increase in the Company's share price, offset by the decrease in outstanding warrants due to exercise.
Other income, net
Other income, net was $0.3 million and de minimis for the years ended December 31, 2022 and 2021, respectively. The increase was primarily driven by sublease income.
Income taxes
For the year ended December 31, 2022, we recognized $0.6 million benefit for penalty abatements received. For the year ended December 31, 2021, we recognized $16.0 million of expense for the income taxes primarily related to the license agreement with Sobi upon the Company’s election to opt out of the installment sale method of taxation. For income tax purposes, the transfer of trademark and product rights is treated as a sale and the net proceeds from the sale are taxed under the default installment method as cash is received by the Company. During the year ended December 31, 2021, the Company completed an analysis of future tax obligations under the default installment sale method versus making a timely filed election on its 2020 tax return due October 15, 2021 to elect out of the installment sale method for income tax purposes. As a result, the Company elected out of the default installment sale treatment with the filing of its 2020 tax return. In the elect out method, the Company was initially taxed based upon the estimated fair value of all present and future proceeds from the sale and the Company utilized all of its available net operating losses and income tax credits, which served to reduce the federal and state tax liability. As the Company recognizes future cash proceeds under the Sobi license, the Company will exclude such amounts from taxable income up to the originally estimated fair value that was previously taxed.
Net income (loss)
Net income for the year ended December 31, 2022 increased to $35.4 million as compared to a net loss of $25.7 million in 2021 primarily due to increased collaboration and license revenue, increase in the benefit from the change in fair value of warrant liabilities, and an increase in income tax benefit, partially offset by increased research and development expenses.

Liquidity and Capital Resources
Except for net income of $35.4 million for the year ended December 31, 2022, we have incurred recurring net losses since our inception. We expect that we will continue to incur losses and that such losses will increase for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, third-party funding, potential royalty and/or milestone monetization transactions and other collaborations and strategic alliances.
From our inception through December 31, 2022, we have raised an aggregate of $723.3 million to fund our operations, which includes $118.5 million from the sale of preferred stock, $11.1 million in government grant funding, $36.7 million from borrowings under our credit facilities past and present, $250.2 million from our collaborations and license agreements, $64.5 million in combined net proceeds from our initial public offering, $185.2 million in combined net proceeds from private placements and follow-on offerings of our common stock, and, through December 31, 2022, $57.1 million in aggregate net proceeds from “at-the-market” offerings of our common stock.
As of December 31, 2022, our cash, cash equivalents, restricted cash, and marketable securities were $136.2 million, of which $1.6 million was restricted cash related to lease commitments and $0.2 million was held by our Russian subsidiary designated solely for use in its operations.
In addition to our existing cash equivalents, we receive research and development funding pursuant to our collaboration and license agreements. Currently, funding from payments under our collaboration agreements represent our only source of committed external funds.
Collaboration and License Agreements
In-licenses
In October 2021, we entered into the First Ginkgo Agreement and paid Ginkgo a $0.5 million one-time upfront payment. In June 2022, we paid $0.5 million and issued 892,857 shares of our common stock then-valued at $1.0 million to Ginkgo for the achievement of certain preclinical milestones under the First Ginkgo Agreement. In January 2022, we entered into the Second Ginkgo Agreement and paid Ginkgo a $1.5 million one-time upfront payment.
Additionally, in October 2021, we entered into the Genovis Agreement, and paid Genovis a $4.0 million one-time upfront payment. In February 2023, as a result of the sublicense of Xork to Astellas, we made a $4.0 million payment to Genovis.

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
In June 2020, we entered into the Sobi License. Sobi paid us a one-time, upfront payment of $75 million, and upon the closing of the Sobi Private Placement, we received an additional $25 million from Sobi in consideration for Sobi’s purchase of our common stock at $4.6156 per share. We are eligible to receive $630 million in milestone payments upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Sobi has agreed to fund the Phase 3 clinical program of SEL-212, which commenced in September 2020. In July 2022, we received $10.0 million for the completion of the enrollment of the DISSOLVE II trial.
Additionally, in June 2020, we entered into the Sarepta Agreement. Sarepta paid us a $2.0 million upfront payment upon closing and a $3.0 million for the achievement of certain pre-clinical milestones in June 2021. In August 2022, we received a payment of $2.0 million in exchange for a nine-month extension to Sarepta's options to both Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies and a payment of $4.0 million for the achievement of certain non-clinical milestones.
In December 2019, we entered into a license agreement with AskBio, or the AskBio License Agreement. Pursuant to the AskBio License Agreement, AskBio has exercised its option to exclusively license intellectual property rights covering ImmTOR to research, develop, and commercialize certain AAV gene therapy products utilizing ImmTOR, and targeting the GAA gene, or derivatives thereof, to treat Pompe Disease. We received $7.0 million of upfront fees pursuant to the AskBio License Agreement. In November 2022, the AskBio License Agreement was mutually terminated.
Financings
On August 6, 2020, we filed a universal shelf registration statement on Form S-3 (File No. 333-241692) with the Securities and Exchange Commission, or the SEC, to sell an aggregate amount of up to $200.0 million of certain of its securities. The shelf registration statement was declared effective by the SEC on August 14, 2020. Concurrent with the filing, we entered into a sales agreement, or the 2020 Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we were permitted, from time to time, to issue and sell common stock with an aggregate value of up to $50.0 million in an “at-the-market” offering. On October 8, 2021, we delivered notice to Jefferies LLC that we were terminating the 2020 Sales Agreement, with effect as of October 19, 2021.
On October 25, 2021, we entered into a Sales Agreement, or the 2021 Sales Agreement, with SVB Leerink LLC to sell shares of our common stock, from time to time, through an “at the market” equity offering program under which SVB Leerink will act as sales agent. The shares of common stock sold pursuant to the 2021 Sales Agreement will be issued pursuant to such shelf registration statement on Form S-3 and related prospectus supplement, filed on October 25, 2021 with the SEC, for aggregate gross sales proceeds of up to $75.0 million.
During the year ended December 31, 2022, we sold 774,544 shares of our common stock pursuant to the 2021 Sales Agreement for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs. During the year ended December 31, 2021, we sold 13,767,511 shares of our common stock pursuant to the 2021 and 2020 Sales Agreements, as applicable, for aggregate net proceeds of $51.9 million, after deducting commissions and other transaction costs.
On April 11, 2022, we sold an aggregate of 27,428,572 shares of our common stock at a purchase price of $1.41 per share and warrants to purchase an aggregate of 20,571,429 shares of common stock at a purchase price of $1.55 per share underlying each common warrant for net proceeds of $36.9 million, after deducting commissions and other transaction costs.
Indebtedness
On August 31, 2020, we entered into a term loan of up to $35.0 million, or the 2020 Term Loan, consisting of term loans in an aggregate amount of $25.0 million, or the Term A Loan, and term loans in an aggregate amount of $10.0 million, or the Term B Loan, governed by a loan and security agreement among us and Oxford Finance LLC, or Oxford, as collateral agent and a lender, and Silicon Valley Bank, or SVB, as a lender. The Term A Loan was funded in full on August 31, 2020, or the Funding Date. The second draw period expired on September 30, 2021 and the Term B Loan is no longer available to be drawn by the Company.
On March 21, 2022, we entered into a Second Amendment to Loan and Security Agreement, or the Second Amendment, which amended the Loan and Security Agreement. The Second Amendment extends the date on which amortization payments in respect of the 2020 Term Loan will commence to April 1, 2023. Thereafter, amortization payments will be paid monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the 2020 Term

Loan, subject to recalculation upon a change in the prime rate. The Second Amendment was determined to be a loan modification, and the $0.1 million fee was recorded as an addition to the debt discount on the effective date.
On September 20, 2022, we entered into a Third Amendment to the Loan and Security Agreement, or the Third Amendment, which amended the Loan and Security Agreement. The Third Amendment was entered into in connection with the expansion of our corporate headquarters to provide for an increase of $0.2 million in the letter of credit for a total of $1.6 million which renews automatically each year.
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
Future funding requirements
As of the date of this Annual Report, we have not generated any revenue from product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, milestone and royalty payments for in-licenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect that we will need substantial additional funding to support our continuing operations.
As of December 31, 2022, we had an accumulated deficit of $394.9 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
We are continually evaluating various potential sources of additional funding such as strategic collaborations, license agreements, debt issuance, potential royalty and/or milestone monetization transactions and the issuance of equity instruments to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity instruments, the ownership interest of our existing shareholders will be diluted, and other preferences may be necessary that adversely affect the rights of existing shareholders.
We believe that our existing cash, cash equivalents, restricted cash, and marketable securities as of December 31, 2022 will enable us to fund our current planned operations into mid-2024, though we may realize additional cash resources upon the achievement of certain contingent collaboration milestones and we may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates.
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

Summary of Cash Flows

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash (used in) and provided by:
Operating activities	$(31,631)	$(60,382)	$34,881
Investing activities	(15,002)	(17,140)	(741)
Financing activities	39,215	52,897	14,431
Effect of exchange rate changes on cash	20	(3)	(58)
Net change in cash, cash equivalents, and restricted cash	$(7,398)	$(24,628)	$48,513

Operating activities
Net cash used in operating activities for the year ended December 31, 2022 was $31.6 million compared to $60.4 million in the same period in 2021. The decrease in net cash used in operating activities was primarily due to $28.8 million of net income, adjusted for non-cash items, and uses of cash of approximately $60.4 million for changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities for the year ended December 31, 2022 was $15.0 million compared to net cash used in investing activities of $17.1 million in the same period in 2021. The net cash used in investing activities in 2022 was to purchase marketable securities and property and equipment, offset by proceeds from the maturities of marketable securities. The net cash used in investing activities in 2021 was primarily to purchase marketable securities and to invest in Cyrus Biotechnology, offset by proceeds from the maturities of marketable securities.
Financing activities
Net cash provided by financing activities for the year ended December 31, 2022 was $39.2 million compared to net cash provided by financing activities of $52.9 million in the same period in 2021. The net cash provided by financing activities in 2022 was primarily the result of net proceeds from issuance of common stock and common warrants and “at-the-market” offerings. The net cash provided by financing activities in 2021 was primarily the result of net proceeds from “at-the-market” offerings and from the exercise of stock options.
Research and development contract obligations

Under our license agreement with MIT, milestone payments are due upon the occurrence of certain events and royalty payments commence upon our commercialization of a product. As of December 31, 2022, contractual obligations were $0.4 million. We have assumed license payments are fully offset by royalty payments in 2028.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

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
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other promised goods or services into a performance obligation. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Swedish Orphan Biovitrum, or Sobi, Sarepta Therapeutics, Inc., or Sarepta, and Takeda Pharmaceuticals USA, Inc., or Takeda, (see Note 12) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
Collaboration and License Revenue: We currently generate revenue through collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. Collaboration and license agreements with customers are generally accounted for in accordance with ASC 606. We analyze collaboration arrangements by first assessing whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), and evaluate whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. Collaboration agreements with customers that are not within the scope of ASC 808 are accounted for in accordance with ASC 606. To the extent the collaboration agreement is within the scope of ASC 808, we also assess whether any aspects of the agreement are within the scope of other accounting literature (specifically ASC 606). If we conclude that some or all aspects of the agreement are distinct and represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC 606. We recognize the shared costs incurred that are not within the scope of other accounting literature as a component of the related expense in the period incurred by analogy to ASC Topic 730, Research and Development (ASC 730), and record reimbursements from counterparties as an offset to the related research and development costs. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreements in accordance with ASC 606, we perform the five steps above. As part of the accounting for the arrangement, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success. The assumptions used to determine the stand-alone selling price and our satisfaction of performance obligations have a material effect on our collaboration and license revenue and may prove to be wrong.
The terms of our arrangements typically include one or more of the following: (i) upfront fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost-sharing of research and development (R&D) expenses; and (v) profit/loss sharing arising from co-promotion arrangements.
Licenses of Intellectual Property: If the license to our intellectual property is determined to be distinct from the other promised goods and services identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If not distinct, the license is combined with other promised good and services in the contract. For licenses that are combined with other promised good and services, we assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Optional licenses are evaluated to determine if they are issued at a discount, and therefore, represent material rights and should be accounted for as separate performance obligations.
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

Warrant Liabilities
In December 2019, we issued common warrants in connection with a securities purchase agreement between us and a group of institutional investors and certain members of our board of directors, or the 2019 Warrants. Pursuant to the terms of these common warrants, we could be required to settle the common warrants in cash in the event of certain acquisitions of us and, as a result, the 2019 Warrants are required to be measured at fair value and reported as a liability on the balance sheet.
In April 2022, we issued warrants in connection with an underwritten offering of shares of common stock and warrants to purchase shares of common stock, or the 2022 Warrants. Pursuant to the terms of the 2022 Warrants, the Company could be required to settle the 2022 Warrants in cash in the event of an acquisition of the Company under certain circumstances and, as a result, the 2022 Warrants are required to be measured at fair value and reported as a liability on the balance sheet.
We recorded the fair value of the 2019 Warrants and 2022 Warrants upon issuance using the Black-Scholes valuation model, and are required to revalue the common warrants at each reporting date with any changes in fair value recorded on our statement of operations. In December 2022, we amended the terms of the outstanding 2019 Warrants held by certain members of our board of directors to remove the cash settlement provision (the Amended 2019 Warrants). As a result, the Amended 2019 Warrants were remeasured at fair value on December 20, 2022 and reclassified from a liability to equity on the balance sheet.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022 and 2021, we had cash, cash equivalents, restricted cash and marketable securities of $136.2 million and $129.4 million, respectively, consisting of non-interest and interest-bearing money market accounts, U.S. government agency securities and treasuries, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current plan to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established for “smaller reporting companies.”
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1(a)	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated June 21, 2022	8-K	001-37798	3.1	6/21/2022
3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	8/19/2022
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-211555	4.2	5/24/2016
4.2	Form of Warrant to Purchase Shares of Series D Preferred Stock, dated August 9, 2013 or July 25, 2014, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.5	5/24/2016
4.3	Form of Warrant to Purchase Shares of Series E Preferred Stock, dated December 31, 2015, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.6	5/24/2016
4.4	Common Stock Purchase Warrant, dated June 27, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	4.1	6/28/2017
4.5	Registration Rights Agreement, dated December 23, 2019, by and among the Registrant and the Investors named therein	8-K	001-37798	10.2	12/26/2019
4.6	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	4.1	8/6/2020
4.7	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ), as amended on November 4, 2020	10-Q	001-37798	4.2	11/5/2020
4.8(a)	Form of Common Stock Purchase Warrant, dated December 23, 2019	8-K	001-37798	4.1	12/26/2019
4.8(b)	Form of Amendment No. 1 to Common Stock Purchase Warrant by and between Selecta Biosciences, Inc. and certain Directors, dated December 20, 2022	—	—	—	Filed herewith

4.9	Form of Warrant to Purchase Stock, dated August 31, 2020, issued by Selecta Biosciences, Inc. to Oxford Finance LLC and Silicon Valley Bank, together with a schedule of warrants.	8-K	001-37798	4.1	9/3/2020
4.10	Form of Common Stock Purchase Warrant, dated April 11, 2022	8-K	001-37798	4.1	4/6/2022
4.11	Description of Securities	—	—	—	Filed herewith
10.1#	2016 Incentive Award Plan and form of award agreements thereunder	S-1/A	333-211555	10.2	6/8/2016
10.2#	2016 Employee Stock Purchase Plan	S-1/A	333-211555	10.3	6/8/2016
10.3#	2018 Employment Inducement Incentive Award Plan, amended and restated, and forms agreement thereunder	S-8	333-230501	10.1	3/25/2019
10.4#	2008 Stock Incentive Plan and form of award agreements thereunder	S-1/A	333-211555	10.1	6/20/2016
10.5#	Non-Employee Director Compensation Program	—	—	—	Filed herewith
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1	333-211555	10.5	5/24/2016
10.7(a)†	Exclusive Patent License Agreement, dated as of November 25, 2008, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(a)	5/24/2016
10.7(b)†	First Amendment to Exclusive Patent License Agreement, dated as of January 12, 2010, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(b)	5/24/2016
10.7(c)†	Letter Agreement, dated as of November 27, 2012, by and among the Registrant, Massachusetts Institute of Technology and Sanofi	S-1	333-211555	10.7(c)	5/24/2016
10.7(d)†	Letter Amendment, dated as of November 27, 2012, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(d)	5/24/2016
10.7(e)†	Second Amendment to Exclusive Patent License Agreement, dated as of August 29, 2013, by and between the Registrant and the Massachusetts Institute of Technology	S-1	333-211555	10.7(e)	5/24/2016
10.7(f)†
Third Amendment to Exclusive Patent License Agreement, entered into on November 21, 2016 and effective as of November 18, 2016, by and between the Massachusetts Institute of Technology and the Registrant
		8-K/A	001-37798	10.3(a)	12/14/2016
10.7(g)†	Letter Agreement, dated as of December 2, 2016, by and between the Massachusetts Institute of Technology and the Registrant	8-K/A	001-37798	10.3(b)	12/14/2016
10.7(h)†	Letter Agreement, dated as of December 2, 2016, by and among Spark Therapeutics, Inc., the Massachusetts Institute of Technology and the Registrant	8-K/A	001-37798	10.3(c)	12/14/2016
10.7(i)†	Fourth Amendment to Exclusive Patent License Agreement, entered into on December 13, 2019, by and between the Massachusetts Institute of Technology and the Registrant	10-K	001-37798	10.7(i)	3/12/2020
10.7(j)†	Fifth Amendment to Exclusive Patent License Agreement, dated as of May 15, 2020, by and between the Registrant and the Massachusetts Institute of Technology	10-Q	001-37798	10.1	8/6/2020

10.8†	Amended and Restated License Agreement, dated as of May 31, 2017, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	10-Q	001-37798	10.6	8/11/2017
10.9†	Manufacturing Services Agreement, dated as of August 1, 2014, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	S-1	333-211555	10.10	5/24/2016
10.10(a)	Lease Agreement by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated July 23, 2019	10-Q	001-37798	10.3	11/8/2019
10.10(b)	First Amendment to Lease by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated September 1, 2022	10-Q	001-37798	10.1	11/3/2022
10.11#	Employment Agreement, dated as of September 25, 2018, by and between the Registrant and Carsten Brunn, Ph.D.	8-K	001-37798	10.2	9/27/2018
10.12#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Takashi Kei Kishimoto	S-1/A	333-211555	10.18	6/8/2016
10.13#	Employment Agreement, dated as of June 6, 2016, by and between the Registrant and Lloyd Johnston, Ph.D.	S-1/A	333-211555	10.21	6/8/2016
10.14#	Employment Agreement, dated as of July 31, 2020, by and between the Registrant and Peter G. Traber, M.D	10-Q	001-37798	10.1	11/5/2020
10.15#	Employment Agreement, dated as of November 9, 2022, by and between the Registrant and Blaine Davis	—	—	—	Filed herewith
10.16#	Separation and Release Agreement, dated November 23, 2022, by and between the Registrant and Kevin Tan	—	—	—	Filed herewith
10.17†	License and Development Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	10.2	8/6/2020
10.18	Securities Purchase Agreement, dated June 26, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	10.2	6/28/2017
10.19	Stock Purchase Agreement, dated August 19, 2019, by and among the Registrant and the Investors named therein	8-K	001-37798	10.1	8/20/2019
10.20(a)	Loan and Security Agreement, dated August 31, 2020, between Selecta Biosciences, Inc., Oxford Finance LLC, as Collateral Agent and as a lender, and Silicon Valley Bank, as a lender.	8-K	001-37798	10.1.1	9/3/2020
10.20(b)	First Amendment to Loan and Security Agreement, dated September 7, 2021, by and among Selecta Biosciences, Inc., Oxford Finance LLC, and Silicon Valley Bank	10-Q	001-37798	10.3	11/9/2021
10.20(c)	Second Amendment to Loan and Security Agreement, dated March 21, 2022, between Selecta Biosciences, Inc., Oxford Finance LLC, as Collateral Agent and as a lender, and Silicon Valley Bank, as a lender	8-K	001-37798	10.1	3/21/2022
10.20(d)	Third Amendment to Loan and Security Agreement, dated September 20, 2022, between Selecta Biosciences, Inc., Oxford Finance LLC, as Collateral Agent and as a Lender, and Silicon Valley Bank, as a Lender	10-Q	001-37798	10.2	11/3/2022
21.1	Subsidiaries of Selecta Biosciences, Inc.	S-1	333-211555	21.1	5/24/2016
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

SELECTA BIOSCIENCES, INC.

Date: March 2, 2023	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carsten Brunn, Ph.D.	President and Chief Executive Officer, and Director	March 2, 2023
Carsten Brunn, Ph.D.	(Principal Executive Officer)

/s/ Blaine Davis	Chief Financial Officer	March 2, 2023
Blaine Davis	(Principal Financial and Accounting Officer)

/s/ Carrie S. Cox	Director	March 2, 2023
Carrie S. Cox

/s/ Timothy C. Barabe	Director	March 2, 2023
Timothy C. Barabe

/s/ Nishan de Silva, M.D.	Director	March 2, 2023
Nishan de Silva, M.D.

/s/ Scott D. Myers	Director	March 2, 2023
Scott D. Myers

/s/ Aymeric Sallin	Director	March 2, 2023
Aymeric Sallin

/s/ Timothy Springer, Ph.D.	Director	March 2, 2023
Timothy Springer, Ph.D.

/s/ Patrick Zenner	Director	March 2, 2023
Patrick Zenner

Selecta Biosciences, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Selecta Biosciences, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Selecta Biosciences, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

Accrued and Prepaid Clinical Trial Expense
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company records research and development expenses, which include expenses related to clinical trials, as incurred. The Company’s determination of clinical trial costs incurred, as well as the related accrued and prepaid expenses at each reporting period, incorporates judgment and utilizes various assumptions. Such assumptions include progress of the studies, including the phase or completion of events, invoices received and contracted costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.
Auditing the Company’s accrued and prepaid research and development expenses was especially challenging due to the significant judgment required to estimate the expenses incurred but not yet invoiced. While the Company’s estimates of accrued and prepaid clinical trial expenses are primarily based on information received related to each study from its vendors, the Company makes an estimate for additional costs incurred based on management judgment. Additionally, due to the long duration of clinical trials and the timing of invoicing received from third parties, the actual amounts incurred are not always known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit
To evaluate the accrued and prepaid clinical trial expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions that are used by management to estimate the recorded accruals and prepayments. We obtained third party confirmations from the clinical research organization to further test the underlying data used in management’s estimate. We corroborated the progress of research and development activities associated with clinical trials through discussion with the Company’s research and development personnel that oversee the research and development activities. We inspected the Company’s third-party contracts, amendments, and any pending change orders to assess the impact on amounts recorded. In addition, we performed analytics over fluctuations in accruals and prepaids by vendor throughout the period subject to audit and compared subsequent invoices received from third parties to amounts accrued.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Boston, Massachusetts
March 2, 2023

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$106,438	$114,057
Marketable securities	28,164	13,998
Accounts receivable	6,596	9,914
Unbilled receivables	3,162	—
Prepaid expenses and other current assets	3,778	6,474
Total current assets	148,138	144,443
Non-current assets:
Property and equipment, net	2,794	2,142
Right-of-use asset, net	11,617	9,829
Long-term restricted cash	1,311	1,379
Investments	2,000	2,000
Other assets	26	90
Total assets	$165,886	$159,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$316	$224
Accrued expenses	14,084	10,533
Loan payable	8,476	5,961
Lease liability	1,608	1,049
Income taxes payable	—	601
Deferred revenue	593	53,883
Total current liabilities	25,077	72,251
Non-current liabilities:
Loan payable, net of current portion	17,786	19,673
Lease liability, net of current portion	10,055	8,598
Deferred revenue	—	11,417
Warrant liabilities	19,140	25,423
Total liabilities	72,058	137,362
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 350,000,000 and 200,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 153,042,435 and 123,622,965 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	15	12
Additional paid-in capital	493,308	457,391
Accumulated deficit	(394,937)	(430,316)
Accumulated other comprehensive loss	(4,558)	(4,566)
Total stockholders’ equity	93,828	22,521
Total liabilities and stockholders’ equity	$165,886	$159,883

The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Collaboration and license revenue	$110,777	$85,077	$16,597
Operating expenses:
Research and development	72,377	68,736	54,505
General and administrative	23,862	20,938	18,913
Total operating expenses	96,239	89,674	73,418
Operating income (loss)	14,538	(4,597)	(56,821)
Investment income	2,073	44	260
Loss on extinguishment of debt	—	—	(461)
Foreign currency transaction gain (loss), net	(22)	—	56
Interest expense	(3,031)	(2,844)	(1,556)
Change in fair value of warrant liabilities	20,882	(2,339)	(10,443)
Other income, net	330	15	89
Income (loss) before income taxes	34,770	(9,721)	(68,876)
Income tax (expense) benefit	609	(15,966)	—
Net income (loss)	35,379	(25,687)	(68,876)

Other comprehensive income (loss):
Foreign currency translation adjustment	18	(2)	(40)
Unrealized loss on marketable securities	(10)	(1)	—
Total comprehensive income (loss)	$35,387	$(25,690)	$(68,916)

Net income (loss) per share:
Basic	$0.24	$(0.22)	$(0.68)
Diluted	$0.10	$(0.22)	$(0.68)
Weighted average common shares outstanding:
Basic	144,758,555	114,328,798	101,202,176
Diluted	145,874,889	114,328,798	101,202,176

The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

					Accumulated
			Additional		other	Stockholders’
	Common stock		paid-in	Accumulated	comprehensive	Equity
	Shares	Amount	capital	deficit	loss	(Deficit)
Balance at December 31, 2019	86,325,547	$9	$348,664	$(335,753)	$(4,523)	$8,397
Issuance of common stock under Employee Stock Purchase Plan	110,212	—	184	—	—	184
Issuance of common stock upon exercise of options	76,128	—	193	—	—	193
Issuance of vested restricted stock units	93,750	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	1,069,486	—	2,108	—	—	2,108
Issuance of common stock through private placement	5,416,390	—	10,268	—	—	10,268
Issuance of common stock upon exercise of pre-funded warrants	8,342,128	1	—	—	—	1
Issuance of common stock upon exercise of warrants	6,637,608	1	24,262	—	—	24,263
Other financing fees	—	—	(370)	—	—	(370)
Issuance of common warrants with long-term debt, net	—	—	444	—	—	444
Stock-based compensation expense	—	—	5,422	—	—	5,422
Currency translation adjustment	—	—	—	—	(40)	(40)
Net loss	—	—	—	(68,876)	—	(68,876)
Balance at December 31, 2020	108,071,249	$11	$391,175	$(404,629)	$(4,563)	$(18,006)
Issuance of common stock under Employee Stock Purchase Plan	58,794	—	161	—	—	161
Issuance of common stock upon exercise of options	447,492	—	778	—	—	778
Issuance of vested restricted stock units	201,250	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	13,767,511	1	51,933	—	—	51,934
Issuance of common stock upon exercise of warrants	1,076,669	—	5,624	—	—	5,624
Stock-based compensation expense	—	—	7,720	—	—	7,720
Currency translation adjustment	—	—	—	—	(2)	(2)
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(25,687)	—	(25,687)
Balance at December 31, 2021	123,622,965	$12	$457,391	$(430,316)	$(4,566)	$22,521
Issuance of common stock under Employee Stock Purchase Plan	120,877	—	189	—	—	189
Issuance of common stock upon exercise of options	71,190	—	156	—	—	156
Issuance of vested restricted stock units	131,430	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	774,544	—	2,121	—	—	2,121
Issuance of common stock and common warrants	27,428,572	3	21,477	—	—	21,480
Issuance of common stock, license agreement	892,857	—	1,000	—	—	1,000
Reclassification of warrant liabilities	—	—	780	—	—	780
Stock-based compensation expense	—	—	10,194	—	—	10,194
Currency translation adjustment	—	—	—	—	18	18
Unrealized loss on marketable securities	—	—	—	—	(10)	(10)
Net income	—	—	—	35,379	—	35,379
Balance at December 31, 2022	153,042,435	$15	$493,308	$(394,937)	$(4,558)	$93,828
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities	(Amounts in thousands)
Net income (loss)	$35,379	$(25,687)	$(68,876)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,287	1,252	734
Amortization of premiums and discounts on marketable securities	(375)	57	—
Non-cash lease expense	1,337	1,119	1,127
(Gain) on disposal of property and equipment	(147)	—	(52)
Stock-based compensation expense	11,194	7,720	5,422
Non-cash interest expense	953	1,012	620
Warrant liabilities revaluation	(20,882)	2,339	10,443
Loss on extinguishment of debt	—	—	461
Changes in operating assets and liabilities:
Accounts receivable	3,318	(2,690)	(2,224)
Unbilled receivable	(3,162)	—	—
Prepaid expenses, deposits and other assets	2,471	(1,451)	(4,418)
Accounts payable	92	(219)	(57)
Income taxes payable	(601)	601	—
Deferred revenue	(64,707)	(45,496)	94,462
Accrued expenses and other liabilities	2,212	1,061	(2,761)
Net cash (used in) provided by operating activities	(31,631)	(60,382)	34,881
Cash flows from investing activities
Proceeds from maturities of marketable securities	19,700	16,400	—
Payment made for investments	—	(2,000)	—
Purchases of marketable securities	(33,501)	(30,455)	—
Purchases of property and equipment	(1,201)	(1,085)	(815)
Proceeds from the sale of property and equipment	—	—	74
Net cash used in investing activities	(15,002)	(17,140)	(741)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of expenses	—	—	24,736
Repayments of principal on outstanding debt	—	—	(19,313)
Debt amendment fee included in debt discount	(110)	—	—
Net proceeds from issuance of common stock- at-the-market offering	2,121	51,958	2,108
Net proceeds from issuance of common stock and common warrants	36,859	—	—
Net proceeds from issuance of common stock- private placement	—	—	10,268
Issuance costs paid for December 2019 financing	—	—	(4,381)
Other financing fees	—	—	(343)
Proceeds from exercise of pre-funded and common warrants	—	—	979
Proceeds from exercise of stock options	156	778	193
Proceeds from issuance of common stock under Employee Stock Purchase Plan	189	161	184
Net cash provided by financing activities	39,215	52,897	14,431
Effect of exchange rate changes on cash	20	(3)	(58)
Net change in cash, cash equivalents, and restricted cash	(7,398)	(24,628)	48,513
Cash, cash equivalents, and restricted cash at beginning of period	115,436	140,064	91,551
Cash, cash equivalents, and restricted cash at end of period	$108,038	$115,436	$140,064
Supplement cash flow information
Cash paid for interest	$2,248	$2,002	$1,018
Noncash investing and financing activities
Issuance of common stock, license agreement in stock-based compensation expense	$1,000	$—	$—
Cashless warrant exercise	$—	$5,624	$21,790
Reclassification of warrant liability to equity	$780	$—	$1,494
Fair value of warrants issued in connection with issuance of long-term debt	$—	$—	$444
Purchase of property and equipment not yet paid	$17	$224	$4
The accompanying notes are an integral part of these consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
Selecta Biosciences, Inc., or the Company, was incorporated in Delaware on December 10, 2007, and is based in Watertown, Massachusetts. The Company is a clinical-stage biotechnology company leveraging the Company's ImmTOR® platform to develop toloreogenic therapies that selectively mitigate unwanted immune responses. With a proven ability to induce tolerance to highly immunogenic proteins, the Company believes ImmTOR has the potential to amplify the efficacy of biologic therapies, including redosing of life-saving gene therapies, as well as restore the body's natural self-tolerance in autoimmune diseases. The Company has several proprietary and partnered programs in its pipeline focused on enzyme therapies, gene therapies, and autoimmune diseases.
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
To date, the Company has financed its operations primarily through public offerings and private placements of its securities, funding received from research grants, collaboration and license arrangements and its credit facility. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. To date, the Company’s revenue has primarily been from collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to developing its ImmTOR platform, identifying potential product candidates and conducting preclinical studies and clinical trials. The Company is in the early stages of development of its product candidates, and it has not completed development of any ImmTOR-enabled therapies.
As of December 31, 2022, the Company’s cash, cash equivalents, restricted cash and marketable securities were $136.2 million, of which $1.6 million was restricted cash related to lease commitments and $0.2 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents, restricted cash and marketable securities as of December 31, 2022 will enable it to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates. As of December 31, 2022, the Company had an accumulated deficit of $394.9 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers many factors in selecting appropriate financial accounting policies and controls, and bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: revenue recognition and estimating accrued research and development expenses. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
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
We also invest in equity securities of companies whose securities are not publicly traded and where fair value is not readily available. These investments are recorded using cost minus impairment adjusted for changes in observable prices, depending on our ownership percentage and other factors that suggest we have significant influence. We monitor these investments to evaluate whether any increase or decline in their value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions. These investments are included in investments in our consolidated balance sheets.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term deposits and marketable securities, investments, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially creditworthy and, accordingly, minimal risk exists with respect to those balances. The Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of December 31, 2022, the Company maintained approximately $0.2 million in Russian bank accounts in denominations of both Russian rubles and U.S. dollars.
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
The carrying amounts reflected in our consolidated balance sheet for investments approximate fair value and are assessed for impairment quarterly.
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
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in the equity of a business entity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) consists of: (i) all components of net income (loss) and (ii) all components of comprehensive income (loss) other than net income (loss), referred to as other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized gains and losses on debt securities and foreign currency translation adjustments.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other promised goods or services into a performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with Swedish Orphan Biovitrum, or Sobi, Sarepta Therapeutics, Inc., or Sarepta, and Takeda Pharmaceuticals USA, Inc., or Takeda, (see Note 12) will be satisfied over time, and revenue will be recognized using the output method, based on the proportion of actual deliveries to the total expected deliveries over the initial term.
Collaboration and License Revenue: The Company currently generates its revenue through collaboration and license agreements with strategic collaborators for the development and commercialization of product candidates. Collaboration and license agreements with customers are generally accounted for in accordance with ASC 606. The Company analyzes collaboration arrangements by first assessing whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), and evaluates whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. Collaboration agreements with customers that are not within the scope of ASC 808 are accounted for in accordance with ASC 606. To the extent the collaboration agreement is within the scope of ASC 808, the Company also assesses whether any aspects of the agreement are within the scope of other accounting literature (specifically ASC 606). If the Company concludes that some or all aspects of the agreement are distinct and represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606. The Company recognizes the shared costs incurred that are not within the scope of other accounting literature as a component of the related expense in the period incurred by analogy to ASC Topic 730, Research and Development (ASC 730), and records reimbursements from counterparties as an offset to the related research and development costs. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements in accordance with ASC 606, the Company performs the five steps above. As part of the accounting for the arrangement, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.
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
Licenses of Intellectual Property: If the license to the Company’s intellectual property is determined to be distinct from the other promised goods and services identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If not distinct, the license is combined with other promised goods and services in the contract. For licenses that are combined with other promised goods and services, the Company assesses the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Optional licenses are evaluated to determine if they are issued at a discount, and therefore, represent material rights and accounted for as separate performance obligations.
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
Net Income (Loss) Per Share
The Company calculates basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, restricted stock units, warrants to purchase common stock, and employee stock purchase plan stock using the treasury stock method.
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
In accordance with the guidance in ASC 842, the fixed and in-substance fixed contract consideration must be allocated to lease and non-lease components based on their relative fair values. Non-components of a contract (e.g., administrative tasks that do not transfer a good or service to the Company, reimbursement or payment of a lessor’s cost, etc.) do not receive an allocation of the consideration in the contract. Although allocation of consideration of lease and non-lease components is required, the Company elected the practical expedient to not separate lease components (e.g. land, building, etc.) and non-lease components (e.g., common area maintenance, consumables, etc.). The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense. Right-of-use assets and operating lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and the estimated incremental borrowing rate upon lease modification.
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
Recent Accounting Pronouncements
Recently Adopted
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides guidance as to how entities should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity-classified after modification or exchange as an exchange of the original instrument for a new instrument. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted the new standard effective January 1, 2022, and there was no impact on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company has adopted ASU 2020-06 as of October 1, 2022, with an effective date of January 1, 2022, using the modified retrospective method. The adoption of ASU 2020-06 had no impact on the Company's consolidated financial statements and disclosures.
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

3. Marketable Securities and Investments
The following table summarizes the marketable securities held as of December 31, 2022 and 2021 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2022
U.S. government agency securities and treasuries	$13,566	$—	$(9)	$13,557
Corporate bonds	1,953	—	(2)	1,951
Commercial paper	12,656	—	—	12,656
Total	$28,175	$—	$(11)	$28,164

December 31, 2021
Corporate bonds	$2,007	$—	$(1)	$2,006
Commercial paper	11,992	—	—	11,992
Total	$13,999	$—	$(1)	$13,998
All marketable securities held at December 31, 2022 and 2021 had maturities of less than 12 months when purchased and are classified as short-term marketable securities on the accompanying consolidated balance sheet. During the years ended December 31, 2022 and 2021, there were no marketable securities adjusted for other than temporary declines in fair value. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. As of December 31, 2022 and 2021, the Company has a $2.0 million investment in Cyrus pursuant to the Cyrus Agreement. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. See Note 14 for details.

4. Net Loss Per Share
The Company has reported net income for the year ended December 31, 2022 and a net loss for the years ended December 31, 2021 and 2020. The Company used the treasury stock method to determine the number of dilutive shares. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per-share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$35,379	$(25,687)	$(68,876)
Less: Change in fair value of warrants	(20,882)	—	—
Adjusted net income (loss)	$14,497	$(25,687)	$(68,876)
Denominator:
Weighted-average common shares outstanding - basic	144,758,555	114,328,798	101,202,176
Dilutive effect of employee equity incentive plans and outstanding warrants	1,116,334	—	—
Weighted-average common shares used in per share calculations - diluted	145,874,889	114,328,798	101,202,176
Net loss per share:
Basic	$0.24	$(0.22)	$(0.68)
Diluted	$0.10	$(0.22)	$(0.68)

The following table represents the potential dilutive common shares excluded from the computation of the diluted net income (loss) per share for all periods presented, as the effect would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Options, RSUs and ESPP shares	17,800,034	11,492,002	7,909,583
Warrants to purchase common stock	213,339	10,735,980	12,378,016
Total	18,013,373	22,227,982	20,287,599

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$53,552	$53,552	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	13,557	—	13,557	—
Corporate bonds	1,951	—	1,951	—
Commercial paper	12,656	—	12,656	—
Total assets	$81,716	$53,552	$28,164	$—

Liabilities:
Warrant liabilities	$19,140	$—	$—	$19,140
Total liabilities	$19,140	$—	$—	$19,140

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$66,563	$66,563	$—	$—
Marketable securities:
Corporate bonds	2,006	—	2,006	—
Commercial paper	11,992	—	11,992	—
Total assets	$80,561	$66,563	$13,998	$—

Liabilities:
Warrant liabilities	$25,423	$—	$—	$25,423
Total liabilities	$25,423	$—	$—	$25,423

There were no transfers within the fair value hierarchy during the years ended December 31, 2022 or 2021.

Cash, Cash Equivalents, and Restricted Cash
As of December 31, 2022 and 2021, the money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of December 31, 2022, the Company had restricted cash balances relating to a secured letter of credit in connection with its lease for the Company’s headquarters (see Note 8 included elsewhere in this Annual Report). Short-term restricted cash is included within prepaid expenses and other current assets in the consolidated balance sheets. The Company’s consolidated statement of cash flows includes the following as of December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$106,438	$114,057	$138,685
Short-term restricted cash	289	—	—
Long-term restricted cash	1,311	1,379	1,379
Total cash, cash equivalents, and restricted cash	$108,038	$115,436	$140,064

Marketable Securities
As of December 31, 2022, marketable securities classified as Level 2 within the valuation hierarchy consist of U.S. government agency securities and treasuries, corporate bonds and commercial paper. Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. The Company estimates the fair value of these marketable securities by taking into consideration valuations that include market pricing based on real-time trade data for the same or similar securities, and other observable inputs. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts.
Loans Payable
At December 31, 2022, in light of the recent issuance of the Term A Loan under the 2020 Term Loan, the Company believes the carrying value approximates the fair value of the loan.
Common Warrants
In December 2019, the Company issued common warrants in connection with a private placement of common shares, or the 2019 Warrants. Pursuant to the terms of the 2019 Warrants, the Company could be required to settle the common warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. Pursuant to the Stipulation and Agreement of Settlement discussed in Note 17, on December 20, 2022, the Company amended the terms of the outstanding 2019 Warrants held by certain members of the Company's board of directors to remove the cash settlement provision (the Amended 2019 Warrants). As a result, the Amended 2019 Warrants were remeasured at fair value on December 20, 2022 and reclassified from a liability to equity on the balance sheet. Refer to Note 10 for further discussion on the equity classified Amended 2019 Warrants.
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
The Company recorded the fair value of the 2019 Warrants and the 2022 Warrants upon issuance using the Black-Scholes valuation model and is required to revalue the 2019 Warrants and the 2022 Warrants at each reporting date, with any changes in fair value recorded in the statement of operations and comprehensive income (loss). The valuations of the 2019 Warrants and the 2022 Warrants are classified as Level 3 of the fair value hierarchy due to the need to use assumptions in the valuations that are both significant to the fair value measurement and unobservable, including the stock price volatility and the expected life of the 2019 Warrants and the 2022 Warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The changes in the fair values of the warrants are reflected in the statement of operations and comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020.
The estimated fair values of the 2019 Warrants, the Amended 2019 Warrants on the modification date, and the 2022 Warrants were determined using the following inputs to the Black-Scholes simulation valuation:
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

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2019 Warrants liability is as follows:

	December 31,
	2022	2021
Risk-free interest rate	4.74%	0.97%
Dividend yield	—	—
Expected life (in years)	1.98	2.98
Expected volatility	79.92%	96.10%
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the Amended 2019 Warrants liability on the modification date is as follows:

At Modification December 20,
2022
Risk-free interest rate	4.64%
Dividend yield	—
Expected life (in years)	2.01
Expected volatility	79.77%
A summary of the Black-Scholes valuation model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

		At Issuance
	December 31,	April 11,
	2022	2022
Risk-free interest rate	4.22%	2.79%
Dividend yield	—	—
Expected life (in years)	4.28	5.00
Expected volatility	98.05%	96.00%
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10), for the year ended December 31, 2022 (in thousands):

Warrant liabilities
Fair value as of December 31, 2021	$25,423
Issuances	15,379
Exercises	—
Reclassification of warrant liability to equity upon modification	(780)
Change in fair value	(20,882)
Fair value as of December 31, 2022	$19,140

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$6,001	$5,134
Computer equipment and software	697	731
Leasehold improvements	57	45
Furniture and fixtures	453	332
Office equipment	192	163
Construction in process	599	534
Total property and equipment	7,999	6,939
Less accumulated depreciation	(5,205)	(4,797)
Property and equipment, net	$2,794	$2,142

Depreciation expense was $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Payroll and employee related expenses	$4,242	$3,179
Accrued patent fees	696	309
Accrued external research and development costs	7,274	4,339
Accrued professional and consulting services	985	815
Accrued interest	222	170
Other	665	1,721
Accrued expenses	$14,084	$10,533
8. Leases
65 Grove Street Lease
In July 2019, the Company entered into a lease for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts, or the Headquarters Lease. As part of the Headquarters Lease, the Company incurred $0.8 million in non-reimbursable construction costs. The lease began in March 2020, when the Company took control of the office space, and the lease term is 8 years. The discount rate of 8.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term, including any reasonably certain renewal periods. In connection with the Headquarters Lease, the Company secured a letter of credit from Silicon Valley Bank, or SVB, for $1.4 million, recognized as long-term restricted cash, as of December 31, 2021.
On September 1, 2022, the Company entered into an amendment, or the Lease Agreement Amendment, to its lease agreement with BRE-BMR Grove LLC, originally entered into on July 23, 2019, or the Lease Agreement, to expand the Company’s corporate headquarters located at 65 Grove Street, Watertown, Massachusetts by approximately 7,216 square feet. The lease term began on September 1, 2022, consistent with when the Company took control of the office space and the expected lease term is 5.7 years. The discount rate of 11.3% was determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods. Rent payments began in November 2022, and the base rent for the first year is $0.1 million per month. In connection with the Lease Agreement Amendment, the Company entered into an amendment to its Loan and Security Agreement with Oxford, as Collateral Agent and a Lender, and SVB, as a Lender, on September 20, 2022, or the Third Amendment, to provide for an increase of $0.2 million in the letter of credit for a total of $1.6 million as of December 31, 2022, which renews automatically each year. The Company recorded the right-of-use asset and operating lease liabilities of $3.2 million during the year ended December 31, 2022 as control of the premises was transferred to the Company.
On October 6, 2022, the Company entered into a sublease agreement with Nexo Therapeutics, Inc., or the Tenant, to sublease approximately 7,216 square feet of space currently rented by the Company at the corporate headquarters located at 65 Grove Street, Watertown, Massachusetts. The sublease commenced on October 24, 2022, when the Company, the Tenant and BRE-BMR Grove LLC, executed the Consent to Sublease. The term of the sublease expires on March 31, 2024 with no option to extend the sublease term. Sublease income is included within other income, net in the consolidated statements of operations and comprehensive income (loss).
As a result of the sublease agreement and Consent to Sublease, rent payments to BRE-BMR Grove LLC for the lease of the office space increased. The change of consideration in the contract was accounted for as a lease modification and the right-of-use asset and lease liability were remeasured at the modification date of October 24, 2022. The discount rate of 11.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods as of October 24, 2022, resulting in a decrease of less than $0.1 million to both the right-of-use asset and lease liabilities.
Moscow, Russia Lease
The Company has a month-to-month facility agreement for its Moscow, Russia office. Rent expense is recognized as incurred.
Rent expense for the years ended December 31, 2022, 2021 and 2020 was $3.2 million, $2.9 million, and $2.7 million, respectively.

For the years ended December 31, 2022, 2021 and 2020, the components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$2,276	$2,023	$2,096
Variable lease cost	910	834	624
Short-term lease cost	11	10	10
Less sublease income	(176)	—	—
Total lease cost	$3,021	$2,867	$2,730
The maturity of the Company’s operating lease liabilities as of December 31, 2022 were as follows (in thousands):

December 31,
2022
2023	$2,668
2024	2,740
2025	2,818
2026	2,902
2027	2,990
Thereafter	946
Total future minimum lease payments	15,064
Less imputed interest	3,401
Total operating lease liabilities	$11,663

The supplemental disclosure for the statement of cash flows related to operating leases were as follows (in thousands):

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$2,048	$1,812

Other than the initial recording of the right-of-use asset and lease liability for the Headquarters Lease in 2020 and 2022, which were non-cash, the changes in the Company’s right-of-use asset and lease liability for the years ended December 31, 2022 and 2021 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	December 31,
	2022	2021
Weighted-average remaining lease term	5.4 years	6.4 years
Weighted-average discount rate	9.7%	8.9%

9. Debt
2020 Term Loan
On August 31, 2020, the Company entered into a term loan of up to $35.0 million, or the 2020 Term Loan, consisting of term loans in an aggregate amount of $25.0 million, or the Term A Loan, and term loans in an aggregate amount of $10.0 million, or the Term B Loan, governed by a loan and security agreement, or the Loan Agreement, between the Company and Oxford Finance LLC, or Oxford, as Collateral Agent and a Lender, and SVB, as a Lender. The Term A Loan was funded in full on August 31, 2020, or the Funding Date. The second draw period expired on September 30, 2021 and the Term B Loan is no longer available to be drawn by the Company.
On March 21, 2022, the Company entered into a Second Amendment to its 2020 Term Loan. The Second Amendment extended the date on which amortization payments in respect of the 2020 Term Loan will commence to April 1, 2023. Thereafter, amortization payments will be paid monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the 2020 Term Loan, subject to recalculation upon a change in the prime rate.

The Second Amendment was determined to be a loan modification, and the $0.1 million fee was recorded as an addition to the debt discount on the effective date.
The 2020 Term Loan will mature on August 1, 2025. Each advance under the Term Loan accrues interest at a floating per annum rate equal to the greater of (a) 7.90%, and (b) the lesser of (x) the sum of (i) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, and (ii) 4.65% and (y) 10.00%. The Term Loan provides for interest-only payments on a monthly basis until April 1, 2023. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. The Company may prepay the Term Loan in full but not in part provided that the Company (i) provides ten days’ prior written notice to Collateral Agent, (ii) pays on the date of such prepayment (A) all outstanding principal plus accrued and unpaid interest, and (B) a prepayment fee of between 3.0% and 1.0% of the aggregate original principal amount advanced by the lender depending on the timing of the prepayment. Amounts outstanding during an event of default are payable upon SVB’s demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company shall make a final payment to the lender in the amount of 9.0% of the aggregate original principal amount advanced by the lender. The final payment fee totaling $2.3 million is recorded as a loan discount.
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
As of December 31, 2022 and 2021, the outstanding principal balance under the 2020 Term Loan was $25.0 million.

Total 2020 Term Loan and unamortized debt discount balances as of December 31, 2022 are as follows (in thousands):

Face value	$25,000
Venture debt termination fee	2,250
Less: Debt discount	(988)
Less: Current portion of loan payable	(8,476)
Loan payable, net of current portion	$17,786

Future minimum principal payments on the 2020 Term Loan as of December 31, 2022 are as follows (in thousands):

Year ended:
2023	7,759
2024	10,345
2025	6,896
Total minimum principal payments	$25,000
During the years ended December 31, 2022, 2021 and 2020, the Company recognized $3.0 million, $2.8 million and $1.6 million respectively of interest expense related to the 2020 Term Loan and the previous term loan.

10. Equity
Equity Financings
Underwritten Offering
On April 6, 2022, the Company entered into an underwriting agreement with SVB Securities LLC, as representative of the several underwriters named therein, relating to an underwritten offering of 27,428,572 shares, or the Shares, of the Company’s common stock and warrants to purchase up to 20,571,429 shares of common stock, or the 2022 Warrants. The offering of the Shares and the 2022 Warrants is referred to as the 2022 Offering. Each Share and accompanying 2022 Warrant to purchase 0.75 shares of common stock was sold at a combined offering price of $1.41. The exercise price for the 2022 Warrants is $1.55 per share. The Company received net proceeds from the 2022 Offering of approximately $36.9 million.
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
“At-the-Market” Offerings
2020 Sales Agreement
On August 6, 2020, the Company filed a universal shelf registration statement on Form S-3 (File No. 333-241692) with the Securities and Exchange Commission, or the SEC, to sell an aggregate amount of up to $200.0 million of certain of its securities. The shelf registration statement was declared effective by the SEC on August 14, 2020. Concurrent with the filing of the shelf registration statement, the Company entered into a sales agreement, or the 2020 Sales Agreement with Jefferies LLC, as sales agent, pursuant to which the Company was permitted, from time to time, to issue and sell common stock with an aggregate value of up to $50.0 million in an “at the market offering.” On October 8, 2021, the Company delivered notice to Jefferies LLC that the Company was terminating the 2020 Sales Agreement, with effect as of October 19, 2021.
2021 Sales Agreement
On October 25, 2021, the Company entered into a Sales Agreement, or the 2021 Sales Agreement, with SVB Leerink LLC to sell shares of the Company’s common stock, from time to time, through an “at the market” equity offering program under which SVB Leerink will act as sales agent. The shares of common stock sold pursuant to the 2021 Sales Agreement will be issued pursuant to such shelf registration statement on Form S-3 and related prospectus supplement, filed on October 25, 2021 with the SEC, for aggregate gross sales proceeds of up to $75.0 million.
During the year ended December 31, 2022, the Company sold 774,544 shares of its common stock pursuant to the 2021 Sales Agreement for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs. During the year ended December 31, 2021, the Company sold 13,767,511 shares of its common stock pursuant to the 2021 and 2020 Sales Agreements for aggregate net proceeds of $51.9 million, after deducting commissions and other transaction costs.
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
The Company recorded the fair value of the 2019 Warrants of $40.7 million upon issuance using the Black-Scholes valuation model. Issuance costs were allocated between the equity component with an offset to additional paid-in capital and the liability component recorded as expense on a relative fair value basis. Total net proceeds from the equity offering was $65.6 million, after deducting transaction costs and commissions of $4.4 million.
As discussed in Note 5, the Company remeasured the Amended 2019 Warrants at the fair value of $0.8 million on December 20, 2022 and reclassified this amount to additional paid-in capital.
The remaining 2019 Warrants liability and the 2022 Warrants liability were revalued as of December 31, 2022 at $19.1 million. During the years ended December 31, 2022, 2021 and 2020, the Company recorded a decrease of $20.9 million and an increase of $2.3 million and $10.4 million, respectively, in the fair value of the warrants in the consolidated statements of operations and comprehensive income (loss).
June 2017 Financing
In June 2017, the Company entered into a securities purchase agreement, or the Institutional Purchase Agreement, with a select group of institutional investors, or the Institutional Investors and a securities purchase agreement with Timothy A. Springer, Ph.D., a member of the board of directors, or the Springer Purchase Agreement, for a private placement of the Company’s securities, or the 2017 PIPE. Pursuant to the Institutional Purchase Agreement, the Company sold an aggregate of 2,750,000 shares of its common stock at a purchase price equal to $16.00 per share. Pursuant to the Springer Purchase Agreement, the Company sold to Dr. Springer an aggregate of 338,791 shares of common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Stock Market on June 23, 2017, and warrants to purchase up to 79,130 shares of common stock, or the Warrant Shares, exercisable at $17.71 per Warrant Share, and with a term of five years. The equity classified warrants expired in 2022.

Warrants
The following is a summary of warrant activity for the years ended December 31, 2022 and 2021:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at December 31, 2020	292,469	12,085,547	12,378,016	$1.60
Exercises	—	(1,642,036)	(1,642,036)	1.46
Outstanding at December 31, 2021	292,469	10,443,511	10,735,980	$1.62
Issuance	—	20,571,429	20,571,429	1.55
Canceled	(79,130)	—	(79,130)	17.71
Reclassification of warrant liability to equity on modification	2,022,987	(2,022,987)	—	$1.46
Outstanding at December 31, 2022	2,236,326	28,991,953	31,228,279	$1.53
Common Stock
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
As of December 31, 2022, the Company had 350,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 153,042,435 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
The common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
The common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through December 31, 2022, no dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, the common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.
Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

	As of
	December 31, 2022	December 31, 2021
Exercise of warrants	31,228,279	10,735,980
Shares available for future stock incentive awards	5,782,591	6,039,564
Unvested restricted stock units	1,705,558	394,450
Outstanding common stock options	15,844,651	11,039,873
Total	54,561,079	28,209,867

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
Additionally, pursuant to the terms of the 2016 Plan, the Board is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2022 and 2021, the number of shares of common stock that may be issued under the 2016 Plan was increased by 4,944,919 and 4,322,850 shares, respectively. As of December 31, 2022, 1,719,015 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 1,175,000 shares of its common stock for issuance. In March 2019, the Board approved the amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of December 31, 2022, there are 425,858 shares available for future grant under the 2018 Inducement Incentive Award Plan.
Stock-Based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$5,061	$3,204	$2,271
General and administrative	6,133	4,516	3,151
Total stock-based compensation expense	$11,194	$7,720	$5,422
Stock Options
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.24%	0.79%	1.11%
Dividend yield	—	—	—
Expected term	6.02	6.03	6.04
Expected volatility	92.21%	95.04%	91.00%
Weighted-average fair value of common stock	$2.63	$3.58	$2.49
The expected term of the Company's stock options granted to employees has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. Under the simplified method, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its stock-based awards.
The weighted average grant date fair value of stock options granted to employees during the years ended December 31, 2022, 2021 and 2020 was $1.99, $2.73, and $1.86 respectively.
As of December 31, 2022, total unrecognized compensation expense related to unvested employee stock options was $14.8 million, which is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the stock option activity under the 2008 Plan, the 2016 Plan, and the 2018 Inducement Incentive Award Plan:

			Weighted-average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employees
Outstanding at December 31, 2021	10,616,800	$3.99	8.19	$4,982
Granted	6,714,220	$2.63
Exercised	(69,928)	$2.23
Forfeited	(1,682,680)	$3.73
Outstanding at December 31, 2022	15,578,412	$3.44	7.57	$4

Vested at December 31, 2022	6,985,993	$4.18	6.50	$—
Vested and expected to vest at December 31, 2022	14,749,359	$3.49	7.64	$4

Non-employee consultants
Outstanding at December 31, 2021	423,073	$6.34	3.85	$42
Forfeited	(156,834)	$3.44
Outstanding at December 31, 2022	266,239	$8.05	5.08	$—

Vested at December 31, 2022	266,239	$8.05	5.08	$—
Vested and expected to vest at December 31, 2022	266,239	$8.05	5.08	$—

Restricted Stock Units
During the year ended December 31, 2022, the Company granted 813,200 restricted stock awards with a weighted average fair value of $3.31 per share based on the closing price of the Company’s common stock on the date of grant to employees under the 2016 Plan, which will vest over a four year term and 699,500 restricted stock awards with a weighted average fair value of $1.70 per share based on the closing price of the Company’s common stock on the date of grant to employees under the 2016 Plan, which will vest over a two year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock awards to employees based on historical experience.
Unrecognized compensation expense for all restricted stock units was $3.4 million as of December 31, 2022, which is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and 2018 Inducement Incentive Award Plan:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2021	394,450	$3.45
Granted	1,512,700	2.57
Vested	(131,430)	4.10
Forfeited	(70,162)	3.30
Unvested at December 31, 2022	1,705,558	$2.62

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 173,076 shares of common stock for future issuance under the ESPP to participating employees. In January 2022 and 2021, the number of shares of common stock authorized for issuance under the ESPP was increased by 1,236,229 shares and 1,080,711 shares, respectively. During the year ended December 31, 2022, the Company issued 120,877 shares of common stock under the ESPP. As of December 31, 2022, 3,637,718 shares remain available for future issuance under the ESPP.
For each of the years ended December 31, 2022 and 2021, the Company recognized $0.1 million of stock-based compensation expense under the ESPP, respectively.

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
As of December 31, 2022, the Company recorded $0.1 million as a short-term contract liability and no long-term contract liability, representing deferred revenue associated with this agreement. As of December 31, 2021, the Company recorded $1.0 million as a short-term contract liability and $1.0 million as a long-term contract liability, respectively, representing deferred revenue associated with this agreement. Revenue of $1.8 million and $1.0 million related to the Takeda Agreement was recognized during the years ended December 31, 2022 and 2021, respectively.
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
The transactions contemplated by the Sobi License were consummated on July 28, 2020. Sobi may terminate the Sobi License for any reason upon 180 days’ written notice to the Company, whereby all rights granted under the Sobi License would revert back to the Company. In addition, if Sobi were to terminate the Sobi License, the Company has the option to obtain a license to all patents and know-how necessary to exploit SEL-212 in existence as of the termination date from Sobi in return for making an equitable royalty payment to Sobi.
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
In determining the transaction price, the Company concluded the upfront payment of $75.0 million and the $5.0 million development milestone associated with the dosing of the first patient in the Phase 3 DISSOLVE trials will be included in the transaction price. All other development milestones will be fully constrained and only be included in the transaction price when the respective milestone is deemed probable of achievement. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of the evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company and probability of success criteria is estimated. The Company re-evaluates the transaction price in each reporting period, as uncertain events are resolved. In accordance with ASC 606, the Company will only recognize revenue associated with sales-based milestones and royalties when the subsequent sales thresholds are reached and underlying sales occur, respectively. In connection with the Sobi Purchase Agreement, the Company determined that the gross proceeds of $25.0 million from the Sobi Private Placement included a premium to the fair value of the Company’s shares as of July 28, 2020 equal to approximately $14.5 million. The premium amount is included in the transaction price for revenue recognition. The Company estimates and includes in the transaction price the total reimbursements to be received from Sobi for both the manufacturing and delivery of the Compound and ImmTOR as well as conducting the Phase 3 DISSOLVE trials. The Company determined that a significant financing component does not exist in its arrangement with Sobi.
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
On June 29, 2022, the Company completed enrollment of the DISSOLVE II trial. The completion of enrollment of the DISSOLVE II trial resulted in the achievement of a development milestone and a $10.0 million payment obligation from Sobi to the Company. This amount was added to the overall transaction price and payment was received during the year ended December 31, 2022.
As of December 31, 2022, the Company recorded no short-term or long-term contract liability. As of December 31, 2021, the Company recorded $37.5 million, as a short-term contract liability and $5.1 million, as a long-term contract liability, representing deferred revenue associated with this agreement. In addition, as of December 31, 2022 the Company has recorded $0.1 million of contract assets related to incremental costs that would not have been incurred if the Sobi License had not been obtained, of which $0.1 million is presented in prepaid expenses and other current assets and less than $0.1 million is presented in other assets in the accompanying consolidated balance sheets. Amortization of contract assets was $0.6 million for the year ended December 31, 2022.
As of December 31, 2022 and 2021, the Company recorded a total outstanding receivable of $5.0 million and $9.9 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. As of December 31, 2022, the Company recorded a total unbilled receivable of $3.2 million, representing revenue earned but not yet billed for the Phase 3 DISSOLVE program. Revenue of $82.6 million and $83.5 million related to the Sobi License was recognized during the years ended December 31, 2022 and 2021, respectively, inclusive of $13.4 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the year ended December 31, 2022.
Sarepta Therapeutics, Inc.
Research License and Option Agreement
In June 2020, the Company and Sarepta entered into a Research License and Option Agreement, or the Sarepta Agreement. Pursuant to the Sarepta Agreement, the Company agreed to grant Sarepta a license under the Company’s intellectual property rights covering the Company’s antigen-specific biodegradable nanoparticle encapsulating ImmTOR to research and evaluate ImmTOR in combination with Sarepta’s adeno-associated virus gene therapy technology, or gene editing technology, using viral or non-viral delivery, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes, or the Indications. Sarepta initially had an option term of 24 months during which it could opt-in to obtain an exclusive license to further develop and commercialize the Product to treat at least one Indication, with a potential to extend the option term for an additional fee. The Company will supply ImmTOR to Sarepta for clinical supply on a cost-plus basis.
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
The Company also determined the option to enter into a future commercial license agreement and extend the term of the option does not represent a material right since it was not priced at an incremental discount. Sarepta may terminate the Sarepta Agreement for any reason upon 30 days’ written notice to the Company. The Sarepta Agreement contains other customary terms and conditions, including representations and warranties, covenants, termination, and indemnification obligations in favor of each party. During the year ended December 31, 2020, the Company and Sarepta entered into two amendments relating to an additional feasibility study. During the year ended December 31, 2021, the Company and Sarepta entered into a third amendment relating to the additional feasibility study. During the year ended December 31, 2022, the Company and Sarepta entered into two amendments relating to the additional feasibility study.
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
As of December 31, 2022, one milestone remained constrained. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved. The Company is recognizing the revenue associated with the transaction price and combined single performance obligation utilizing the output method, over the 33-month term as the manufactured supply is delivered to Sarepta.
As of December 31, 2022 and 2021, the Company recorded $0.5 million and $4.6 million, respectively, as a short-term contract liability representing deferred revenue associated with this agreement. Revenue of $10.2 million and $0.4 million related to the Sarepta Agreement was recognized during the years ended December 31, 2022 and 2021, respectively, inclusive of $0.9 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the year ended December 31, 2022.
Asklepios Biopharmaceutical, Inc.
License Agreement for Pompe Disease
In December 2019, the Company and AskBio entered into a license agreement, or the AskBio License Agreement. Pursuant to the AskBio License Agreement, AskBio exercised its option to exclusively license the Company’s intellectual property rights covering the Company’s ImmTOR platform to research, develop, and commercialize certain AAV gene therapy products utilizing ImmTOR, and targeting the GAA gene, or derivatives thereof, to treat Pompe Disease.
On November 18, 2022, both parties agreed to mutually terminate the AskBio License Agreement. Therefore, the remaining contract liability of $7.0 million was recognized as revenue during the period ended December 31, 2022.
Spark Therapeutics, Inc.
In December 2016, the Company entered into a license and option agreement, or the Spark License Agreement, with Spark pursuant to which the Company and Spark agreed to collaborate on the development of gene therapies for certain targets utilizing the ImmTOR platform. The Spark License Agreement provided Spark with certain exclusive, worldwide, royalty bearing licenses to the Company’s intellectual property, allowing Spark to develop and commercialize gene therapies in combination with ImmTOR for Factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A, the initial target.

Additionally, in connection with the Spark License Agreement, the Company entered into a Stock Purchase Agreement with Spark, or the Spark Purchase Agreement. Pursuant to the Spark Purchase Agreement, Spark purchased a total of $15.0 million of the Company’s common stock including 197,238 shares for an aggregate purchase price of $5.0 million at the initial closing, 324,362 shares of common stock for an aggregate purchase price of $5.0 million on June 8, 2017, and 205,254 shares of common stock from the Company for an aggregate purchase price of $5.0 million on October 31, 2017.
On January 18, 2022, both parties agreed to mutually terminate the Spark License Agreement. Therefore, the remaining contract liability of $9.2 million was recognized as revenue during the year ended December 31, 2022.
Skolkovo Foundation
During the year ended December 31, 2021, revenue of $0.1 million related to the remaining contract liability of the Russia-based Development Fund of New Technologies Development and Commercialization Center, or Skolkovo, grant funding was recognized at the expiration of the three-year audit period.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed). As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.6 million.
Contract Balances from Contracts with Customers (Takeda, Sobi, Sarepta, AskBio, and Spark)
The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2022 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Contract liabilities:
Deferred revenue	$65,300	$16,000	$(80,707)	$593
Total contract liabilities	$65,300	$16,000	$(80,707)	$593

13. Related-Party Transactions
April 2022 Offering
During the year ended December 31, 2022, the Company completed the 2022 Offering as described in Note 10. The following table sets forth the number of shares of Common Stock and 2022 Warrants purchased in the 2022 Offering by directors and executive officers, as of the time of the Offering, and related parties thereto:

Name	Shares of Common Stock purchased	2022 Warrants purchased	Total aggregate purchase price
TAS Partners, LLC (affiliate of Timothy A. Springer, Ph.D.)	6,681,600	5,011,200	$9,421,056

Warrant liability reclassification
During the year ended December 31, 2022, the Company amended the terms of certain of the outstanding 2019 Warrants held by members of the Company's board of directors and remeasured the Amended 2019 Warrants as described in Notes 5 and 10.
Consulting Services
The Company entered into consulting agreements with its founders to serve on its Scientific Advisory Board, effective January 1, 2020 to December 31, 2021, under which they were paid quarterly for their services. The Company incurred expenses for consulting services provided by its founders totaling $0.1 million during each of the years ended December 31, 2021 and 2020. No expenses were incurred for the year ended December 31, 2022.

14. Collaboration and License Agreements
Ginkgo Bioworks Holdings, Inc.
Collaboration and License Agreements
On October 25, 2021, the Company entered into a Collaboration and License Agreement, or the First Ginkgo Agreement, with Ginkgo Bioworks Holdings, Inc., or Ginkgo. Under the First Ginkgo Agreement, Ginkgo will design next generation IgA proteases with potentially transformative therapeutic potential. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments for fixed fair values in the form of Selecta common stock, clinical and commercial milestone payments of up to $85.0 million in cash. The Ginkgo Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the Ginkgo Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company is accounting for the contingently issuable shares to be issued in exchange for the license obtained from Ginkgo as a liability classified stock-based compensation arrangement with a non-employee which will be recognized when achievement of the milestones is probable. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Ginkgo tiered royalties ranging from low-single digit to high-single digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.
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
On June 13, 2022, the Company was notified of the achievement of the midpoint of the technical development plan under the First Ginkgo Agreement by Ginkgo. This milestone resulted in the payment of $0.5 million and issuance of 892,857 shares of the Company’s common stock then-valued at $1.0 million to Ginkgo during the year ended December 31, 2022.
Genovis AB (publ.)
License Agreement
On October 21, 2021, the Company entered into an Exclusive License Agreement, or the Genovis Agreement, with Genovis. Under the Genovis Agreement, the Company paid to Genovis an upfront payment in exchange for an exclusive license to Genovis’ IgG Protease, or Xork, enzyme technology across all therapeutic uses in humans, excluding research, preclinical, diagnostic and other potential non-therapeutic applications of the enzyme. Genovis is eligible to earn from the Company development and sales-based milestones and sublicensing fees. The Genovis Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the Genovis Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Genovis tiered royalties of low double digit percentages of worldwide annual net sales of collaboration products which will be expensed as the commercial sales occur.
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
In accordance with ASC 810, the Company has a variable interest in Cyrus resulting from its equity investment. The Company will share in Cyrus’ expected losses or receive a portion of its expected returns and absorb the variability associated with changes in the entity’s net assets. However, the Company is not the primary beneficiary as it does not have the power to direct the activities most significant to Cyrus, and therefore it is not required to consolidate Cyrus. The Company has recognized the $2.0 million investment of Cyrus’ Series B Preferred Stock at cost on the purchase date.
On June 13, 2022, the Company and Cyrus mutually agreed that the preclinical key in-vitro success milestone had been achieved.
As of December 31, 2022, no impairment indicators are present and therefore the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheet. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.
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
Pursuant to the AskBio Collaboration Agreement, the Company and AskBio agreed to conduct proof of concept studies to potentially validate the use of ImmTOR in conjunction with AskBio’s AAV gene therapy, or SEL-302, (previously disclosed as MMA-101, in combination with ImmTOR) for the treatment of MMA, to mitigate the formation of neutralizing anti-AAV capsid antibodies, or the POC Studies. On April 29, 2021, the Company was notified by AskBio that it intended to opt-out of development of the MMA indication. The feasibility study and license agreement with AskBio, or AskBio Collaboration Agreement, otherwise remains in effect. Consequently, the Company has assumed all rights to the MMA program and intends to continue to progress the SEL-302 program through clinical development. The Company filed an IND to conduct a Phase 1/2 clinical trial of its SEL-302 product candidate in pediatric patients with methylmalonic acidemia in the third quarter of 2021. In December 2022, we initiated ReiMMAgine, the Phase 1/2 clinical trial of SEL-302. The ReiMMAgine trial is now enrolling patients and aims to evaluate the safety, tolerability and efficacy of SEL-302.
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
For the years ended December 31, 2022 and 2021, the Company recognized $0.9 million and $2.7 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share.
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
As of December 31, 2022, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million. In connection with the Spark Purchase Agreement and the calculated premium paid by Spark for the equity investments made as described in Note 12, the Company has made additional contractual payments pursuant to the MIT license totaling $0.4 million as of December 31, 2022. The Company made no additional payments during the year ended December 31, 2022.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of December 31, 2022. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.

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
For income tax purposes, the transfer of trademark and product rights is treated as a sale and the net proceeds from the sale are taxed under the default installment method as cash is received by the Company. During the year ending December 31, 2021, the Company completed an analysis of future tax obligations under the default installment sale method versus making a timely filed election on its 2020 tax return due October 15, 2021 to elect out of the installment sale method for income tax purposes. As a result, the Company elected out of the default installment sale treatment with the filing of its 2020 tax return. In the elect out method, the Company was initially taxed based upon the estimated fair value of all present and future proceeds from the sale and the Company utilized all of its available net operating losses and income tax credits, which served to reduce the federal and state tax liability. As the Company recognizes future cash proceeds under the Sobi license, the Company will exclude such amounts from taxable income up to the originally estimated fair value that was previously taxed.
For the year ended December 31, 2022, the Company recognized a current tax benefit for penalty abatements received of $0.6 million. For the year ended December 31, 2021, the Company recognized tax expense of $16.0 million, inclusive of penalties and interest of $1.3 million assessed as of December 31, 2021. For the year ended December 31, 2020, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	1.6%	(166.0%)	5.8%
Permanent items	(18.6%)	8.3%	(2.9%)
Research tax credits	(3.2%)	55.0%	1.0%
Deferred revenue	—%	156.5%	—%
Other	—%	(3.7%)	—%
Valuation allowance, net	(4.4%)	(230.1%)	(23.6%)
Stock-based compensation	1.8%	(5.2%)	(1.3%)
Effective income tax rate	(1.8%)	(164.2%)	—%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred Tax Assets
Net operating loss carryforwards	$17,015	$13,932
Research and development credits	2,806	1,426
Stock-based compensation expense	5,892	3,955
Other expenses	1,697	745
Deferred revenue	83,417	102,583
Operating lease liabilities	3,186	2,636
R&E capitalization	9,588	—
Patent costs	7,472	6,843
Gross deferred tax assets	131,073	132,120

Deferred Tax Liabilities
Depreciation	$(81)	$(90)
Operating lease right-of-use assets	(3,174)	(2,685)
Gross deferred tax liabilities	(3,255)	(2,775)
Net deferred tax assets before valuation allowance	127,818	129,345
Valuation allowance	(127,818)	(129,345)
Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance against its net deferred tax assets, as the Company believes that it is more likely than not that the deferred tax assets will not be realized.
Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. The valuation allowance decreased by $1.5 million for the year ended December 31, 2022, primarily as a result of pre-tax income and credits. The valuation allowance increased by $22.4 million for the year ended December 31, 2021, primarily as a result of an increase in deferred revenue. As of December 31, 2022, the Company is in the process of closing down operations in Russia and does not expect any tax liability.
At December 31, 2022, the Company has federal net operating loss carryforward of $62.4 million, which can be carried forward indefinitely but will be subject to an 80% limitation and state net operating loss carryforward of $61.8 million, which will expire at various times through 2042. The Company has $2.3 million and $0.6 million, respectively, of federal and state research and development tax credit carryforwards, which will expire at various times through 2042. Utilization of the NOL carryforwards and research and orphan drug credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and similar state law due to ownership changes that could occur in the future.
These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. If the Company experiences a change of control, as defined by Section 382 of the Code and similar state law, utilization of the NOL carryforwards or research and orphan drug credit carryforwards may be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and orphan drug credit carryforwards before utilization. The Company performed an analysis of ownership changes through December 31, 2022. Based on this analysis, the Company does not believe that any of its tax attributes through December 31, 2022 will expire unutilized due to Section 382 limitations.
The Company applies ASC 740, Income Taxes to uncertain tax positions. As of the adoption date on January 1, 2010 and through December 31, 2022, the Company had no unrecognized tax benefits or related interest and penalties accrued.
During 2021, the Company completed a detailed study of its research and development and orphan drug credits through December 31, 2020. The Company generated research credits for the years ended December 31, 2022 and 2021, but has not conducted a formal study to document its qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
The Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize, rather than deduct, research and experimental, or R&E, expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year and resulted in the capitalization of R&E costs of $38.1 million. The Company will amortize these costs for tax purposes over 5 years if the R&E was performed in the U.S. and over 15 years if the R&E was performed outside the U.S.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2022, the Company had no accrued interest related to uncertain tax positions.
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

16. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. As of January 2022, all matching contributions vest ratably over two years and participant contributions vest immediately. Contributions by the Company totaled $0.3 million, $0.2 million, and $0.1 million during each of the years ended December 31, 2022, 2021 and 2020, respectively.

17. Commitments and Contingencies
As of December 31, 2022, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

18. Subsequent Events
Collaboration and License Agreements
On January 8, 2023, the Company entered into a License and Development Agreement with Astellas Therapeutics, Inc., or the Astellas Agreement. Under the Astellas Agreement obtained the sole and exclusive right to commercialize Xork for use in Pompe disease with an Astellas gene therapy investigational or authorized product, with a current focus on AT845. The Company received a $10 million upfront payment in February 2023 and is eligible to receive $340.0 million for certain additional development and commercial milestones plus royalties on any potential commercial sales where Xork is used as a pre-treatment for AT845. As a result of the sublicense of Xork to Astellas, the Company made a $4.0 million payment to Genovis in February 2023.