Form 10-Q
period 2023-06-30
SELECTA BIOSCIENCES INC
filed 2023-08-17
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2023, the registrant had 153,427,571 shares of common stock, par value $0.0001 per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:

•	our ability to execute our strategic initiative plans and manage operating expenses;

•	our status as a development-stage company and our expectation to incur losses in the future;

•	our future capital needs and our need to raise additional funds;

•	our ability to maximize the value of our pipeline of product candidates;

•	our unproven approach to therapeutic intervention;

•	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;

•	our ability to access manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;

•	our ability to maintain our existing or future collaborations or licenses and to seek new collaborations, licenses or partnerships;

•	the continuing impact of the COVID-19 pandemic on our operations, the continuity of our business, including our preclinical studies and clinical trials, and general economic conditions;

•	our ability to protect and enforce our intellectual property rights;

•	federal, state, and foreign regulatory requirements, including U.S. Food and Drug Administration, or FDA, regulation of our product candidates;

•	our ability to obtain and retain key executives and attract and retain qualified personnel; and

•	developments relating to our competitors and our industry, including the impact of government regulation.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$112,027	$106,438
Marketable securities	—	28,164
Accounts receivable	5,385	6,596
Unbilled receivables	1,055	3,162
Prepaid expenses and other current assets	4,258	3,778

Total current assets	122,725	148,138
Non-current assets:
Property and equipment, net	2,593	2,794
Right-of-use asset, net	10,775	11,617
Long-term restricted cash	1,377	1,311
Investments	2,000	2,000
Other assets	36	26

Total assets	$139,506	$165,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$267	$316
Accrued expenses	12,902	14,084
Loan payable	10,235	8,476
Lease liability	1,729	1,608
Deferred revenue	4,234	593

Total current liabilities	29,367	25,077
Non-current liabilities:
Loan payable, net of current portion	13,787	17,786
Lease liability	9,163	10,055
Deferred revenue	4,863	—
Warrant liabilities	16,878	19,140

Total liabilities	74,058	72,058

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 153,427,571 and 153,042,435 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	15	15
Additional paid-in capital	498,016	493,308
Accumulated deficit	(427,987)	(394,937)
Accumulated other comprehensive loss	(4,596)	(4,558)

Total stockholders’ equity	65,448	93,828

Total liabilities and stockholders’ equity	$139,506	$165,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration and license revenue	$5,249	$39,273	$11,187	$73,272
Operating expenses:
Research and development	17,782	19,182	36,406	36,871
General and administrative	6,105	6,231	11,800	11,768

Total operating expenses	23,887	25,413	48,206	48,639

Operating (loss) income	(18,638)	13,860	(37,019)	24,633
Investment income	1,394	207	2,725	222
Foreign currency transaction, net	23	(104)	42	(76)
Interest expense	(752)	(715)	(1,560)	(1,422)
Change in fair value of warrant liabilities	6,341	(4,647)	2,262	13,868
Other income, net	245	—	500	154

Net (loss) income	$(11,387)	$8,601	$(33,050)	$37,379

Other comprehensive income (loss):
Foreign currency translation adjustment	(27)	118	(49)	86
Unrealized gain on marketable securities	—	—	11	—

Total comprehensive income (loss)	$(11,414)	$8,719	$(33,088)	$37,465

Net (loss) income per share:
Basic	$(0.07)	$0.06	$(0.22)	$0.27

Diluted	$(0.07)	$0.06	$(0.22)	$0.17

Weighted average common shares outstanding:
Basic	153,442,413	148,505,729	153,396,380	136,436,316

Diluted	153,442,413	148,505,729	153,396,380	136,966,312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2022	153,042,435	$15	$493,308	$(394,937)	$(4,558)	$93,828

Issuance of common stock under Employee Stock Purchase Plan	108,068	—	149	—	—	149
Issuance of vested restricted stock units	276,480	—	—	—	—	—
Stock-based compensation expense	—	—	2,276	—	—	2,276
Currency translation adjustment	—	—	—	—	(22)	(22)
Unrealized gain on marketable securities	—	—	—	—	11	11
Net loss	—	—	—	(21,663)	—	(21,663)

Balance at March 31, 2023	153,426,983	$15	$495,733	$(416,600)	$(4,569)	$74,579

Issuance of vested restricted stock units	588	—	—	—	—	—
Stock-based compensation expense	—	—	2,283	—	—	2,283
Currency translation adjustment	—	—	—	—	(27)	(27)
Net loss	—	—	—	(11,387)	—	(11,387)

Balance at June 30, 2023	153,427,571	$15	$498,016	$(427,987)	$(4,596)	$65,448

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

The accompanying notes are an integral part of these unaudited consolidated financial statements
.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(33,050)	$37,379
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	382	696
Amortization of premiums and discounts on marketable securities	(79)	—
Non-cash lease expense	842	591
Gain on disposal of property and equipment	—	(147)
Stock-based compensation expense	6,059	6,317
Non-cash interest expense	533	579
Warrant liabilities revaluation	(2,262)	(13,868)
Changes in operating assets and liabilities:
Accounts receivable	1,211	(14,080)
Unbilled receivable	2,107	—
Prepaid expenses, deposits and other assets	815	(374)
Accounts payable	(49)	300
Income taxes payable	—	(280)
Deferred revenue	8,504	(42,213)
Accrued expenses and other liabilities	(3,673)	965

Net cash used in operating activities	(18,660)	(24,135)
Cash flows from investing activities
Proceeds from maturities of marketable securities	28,254	10,000
Purchases of property and equipment	(142)	(554)

Net cash provided by investing activities	28,112	9,446
Cash flows from financing activities
Repayments of principal on outstanding debt	(2,586)	—
Debt amendment fee included in debt discount	—	(110)
Net proceeds from issuance of common stock- at-the-market offering	—	1,675
Net proceeds from issuance of common stock and common warrants	—	36,890
Proceeds from exercise of stock options	—	21
Proceeds from issuance of common stock under Employee Stock Purchase Plan	149	127

Net cash (used in) provided by financing activities	(2,437)	38,603

Effect of exchange rate changes on cash	(49)	86

Net change in cash, cash equivalents, and restricted cash	6,966	24,000
Cash, cash equivalents, and restricted cash at beginning of period	108,038	115,436

Cash, cash equivalents, and restricted cash at end of period	$115,004	$139,436

Supplemental cash flow information
Cash paid for interest	$1,242	$1,014
Noncash investing and financing activities
Issuance of common stock, license agreement in stock-based compensation expense	$—	$1,000
Stock-based compensation expense in accrued liabilities	$1,500	$—
Purchase of property and equipment not yet paid	$48	$320
Equity offering costs in accrued liabilities	$—	$31
The accompanying notes are an integral part of these unaudited consolidated financial statements
.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of the Business
Selecta Biosciences, Inc., or the Company, was incorporated in Delaware on December 10, 2007, and is based in Watertown, Massachusetts.
T
he Company is a clinical-stage biotechnology company leveraging the Company’s ImmTOR
®
platform to develop tolerogenic therapies that selectively mitigate unwanted immune responses. With a proven ability to induce tolerance to highly immunogenic proteins, the Company believes ImmTOR has the potential to amplify the efficacy of biologic therapies, including redosing of life-saving gene therapies, as well as restore the body’s natural self-tolerance in autoimmune diseases. The Company has several proprietary and partnered programs in its pipeline focused on enzyme therapies, gene therapies, and autoimmune diseases.
In April 2023, in light of current market conditions, the Company’s Board of Directors, or the Board, took steps to extend cash runway by pausing further development of
SEL-302
for the treatment of methylmalonic acidemia, or MMA, and conducting a targeted headcount reduction of approximately 25%. On August 1
7
, 2023, the Company announced additional steps to extend cash runway and maximize value for stockholders by continuing to prioritize development of SEL-212 and support of its collaboration with Astellas Gene Therapies, or Astellas, for Xork, and pausing further development of all of the Company’s other clinical and preclinical product candidates that it is no longer actively advancing. The Company intends to seek collaboration partners for the assets in the development programs that it is no longer actively advancing.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form
10-K
that was filed with the SEC on March 2, 2023. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of June 30, 2023, the consolidated results of operations for the three and six months ended June 30, 2023, and cash flows for the six months ended June 30, 2023. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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
As of June 30, 2023, the Company’s cash, cash equivalents and restricted cash were $115.0 million, of which $3.0 million was restricted cash related to lease commitments and $0.2 million was held by its Russian subsidiary designated solely for use in its operations. In April 2023, in light of current market conditions, the Board took steps to extend cash runway by pausing further development of
SEL-302
for the treatment of MMA and conducting a targeted headcount reduction of approximately 25%.

On August 1
7
, 2023, the Company announced additional steps to extend cash runway and maximize value for stockholders by continuing to prioritize development of SEL-212 and support of its collaboration with Astellas for Xork, and pausing further development of all of the Company’s other clinical and preclinical product candidates that it is no longer actively advancing. The Company intends to seek collaboration partners for the assets in the development programs that it is no longer actively advancing.

The Company believes the cash, cash equivalents and restricted cash as of June 30, 2023 will enable it to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may realize additional cash resources upon the achievement of certain contingent collaboration milestones or it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to its ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand or maintain its operations or otherwise capitalize on its commercialization of its product candidates. The Company anticipates continuing to generate operating losses for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at the Company. Through June 30, 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
2. Summary of Significant Accounting Policies
The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies during the three or six months ended June 30, 2023, with the exception of the matters discussed in recent accounting pronouncements.

Recent Accounting Pronouncements
Recently Adopted
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments
. Subsequently, in November 2018, the FASB issued ASU
2018-19,
Codification Improvements to Topic 326, Financial Instruments-Credit Losses
. ASU
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
3. Marketable Securities and Investments
No marketable securities were held as of June 30, 2023. The following table summarizes the marketable securities held as of December 31, 2022 (in thousands):

	Amortized cost	Unrealized losses	Fair value
December 31, 2022
U.S. government agency securities and treasuries	$13,566	$(9)	$13,557
Corporate bonds	$1,953	$(2)	$1,951
Commercial paper	12,656	—	12,656

Total	$28,175	$(11)	$28,164

Investments
As of June 30, 2023 and December 31, 2022, the Company has a $2.0 million investment in Cyrus Biotechnology, Inc., or Cyrus, pursuant to an investment agreement entered into in connection with the Collaboration and License Agreement with Cyrus. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment.
4. Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per-share
data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(11,387)	$8,601	$(33,050)	$37,379
Less: Change in fair value of liability warrants	—	—	—	(13,868)

Adjusted net (loss) income	$(11,387)	$8,601	$(33,050)	$23,511

Denominator:
Weighted-average common shares outstanding - basic	153,442,413	148,505,729	153,396,380	136,436,316
Dilutive effect of employee equity incentive plans and outstanding warrants	—	—	—	529,996

Weighted-average common shares used in per share calculations - diluted	153,442,413	148,505,729	153,396,380	136,966,312

Net (loss) income per share:
Basic	$(0.07)	$0.06	$(0.22)	$0.27

Diluted	$(0.07)	$0.06	$(0.22)	$0.17

The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net (loss) income per share for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options, RSUs and ESPP shares	22,607,689	16,422,488	22,607,689	16,660,700
Warrants to purchase common stock	31,228,279	31,307,409	31,228,279	20,863,898

Total	53,835,968	47,729,897	53,835,968	37,524,598

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$73,384	$73,384	$—	$—

Total assets	$73,384	$73,384	$—	$—

Liabilities:
Warrant liabilities	$16,878	$—	$—	$16,878

Total liabilities	$16,878	$—	$—	$16,878

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$53,552	$53,552	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	13,557	—	13,557	—
Corporate bonds	1,951	—	1,951	—
Commercial paper	12,656	—	12,656	—

Total assets	$81,716	$53,552	$28,164	$—

Liabilities:
Warrant liabilities	$19,140	$—	$—	$19,140

Total liabilities	$19,140	$—	$—	$19,140

There were no transfers within the fair value hierarchy during the six months ended June 30, 2023 or year ended December 31, 2022.
Cash, Cash Equivalents, and Restricted Cash
As of June 30, 2023 and December 31, 2022, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of June 30, 2023, the Company had restricted cash balances relating to secured letters of credit in connection with its lease for the Company’s headquarters. Short-term restricted cash is included within prepaid expenses and other current assets in the consolidated balance sheets. The Company’s consolidated statements of cash flows include the following as of June 30, 2023 and 2022 (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$112,027	$138,057
Short-term restricted cash	1,600	—
Long-term restricted cash	1,377	1,379

Total cash, cash equivalents, and restricted cash	$115,004	$139,436

Marketable Securities
No marketable securities were held as of June 30, 2023. As of December 31, 2022, marketable securities classified as Level 2 within the valuation hierarchy consist of U.S. government agency securities and treasuries, corporate bonds and commercial paper which are available-for-sale
securities in accordance with the Company’s investment policy. The Company estimates the fair value of these marketable securities by taking into consideration valuations that include market pricing based on real-time trade data for the same or similar securities, and other observable inputs. The amortized cost of available-for-sale
debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts.
Loans Payable
At June 30, 2023, in light of the issuance of the first tranche under the Company’s term loan pursuant the Loan and Security Agreement, dated August 31, 2020, as amended, among the Company, Oxford Finance LLC, or Oxford, as Collateral Agent and a Lender, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), or SVB, as a Lender, or the Loan and Security Agreement, the Company believes the carrying value approximates the fair value of the loan.
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
Estimated fair value of the underlying stock
.
The Company estimates the fair value of the common stock based on the closing stock price at the end of each reporting period.
Risk-free interest rate
. The risk-free interest rate is based on the U.S. Treasury at the valuation date commensurate with the expected remaining life assumption.
Dividend rate
. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.
Expected life
. The expected life of the 2019 Warrants and the 2022 Warrants is assumed to be equivalent to their remaining contractual terms which expire on December 23, 2024 and April 11, 2027, respectively.

Volatility
. The Company estimates stock price volatility based on the Company’s historical volatility for a period of time commensurate with the expected remaining life of the warrants.
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2019 Warrants liability is as follows:

	June 30,	December 31,
	2023	2022
Risk-free interest rate	5.40%	4.74%
Dividend yield	—	—
Expected life (in years)	1.48	1.98
Expected volatility	82.80%	79.92%
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

	June 30,	December 31,
	2023	2022
Risk-free interest rate	4.49%	4.22%
Dividend yield	—	—
Expected life (in years)	3.78	4.28
Expected volatility	91.59%	98.05%
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10 to these unaudited consolidated financial statements), for the six months ended June 30, 2023 (in thousands):

Warrant liabilities
Fair value as of December 31, 2022	$19,140
Change in fair value	(2,262)

Fair value as of June 30, 2023	$16,878

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$6,263	$6,001
Computer equipment and software	702	697
Leasehold improvements	61	57
Furniture and fixtures	453	453
Office equipment	196	192
Construction in process	492	599

Total property and equipment	8,167	7,999
Less: Accumulated depreciation	(5,574)	(5,205)

Property and equipment, net	$2,593	$2,794

Depreciation expense was $0.2 million for each of the three months ended June 30, 2023 and 2022 and $0.4 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Payroll and employee related expenses	$2,978	$4,242
Collaboration and licensing	2,523	—
Accrued patent fees	471	696
Accrued external research and development costs	5,094	7,274
Accrued professional and consulting services	1,257	985
Accrued interest	187	222
Other	392	665

Accrued expenses	$12,902	$14,084

8. Leases
65 Grove Street Lease
In July 2019, the Company entered into a lease with
BRE-BMR
Grove LLC for 25,078 square feet of laboratory and office space located at
65
Grove Street, Watertown, Massachusetts, or the Headquarters Lease. On September 1, 2022, the Company entered into an amendment, or the Lease Agreement Amendment, to the Headquarters Lease, to expand the Company’s corporate headquarters located at 65 Grove Street, Watertown, Massachusetts by approximately 7,216 square feet. In connection with the Lease Agreement Amendment, the Company secured a letter of credit for the Headquarters Lease from SVB for $1.6 million as of December 31, 2022.
In May 2023, the Company received notice from
BRE-BMR
Grove LLC that the requirements to reduce the amount of the letter of credit for the Headquarters Lease had been met. In connection therewith, in June 2023, the Company secured a letter of credit from JPMorgan Chase Bank, N.A. for $1.4 million, which is recognized as long-term restricted cash as of June 30, 2023, and renews automatically each year. As of June 30, 2023, the existing letter of credit from SVB for $1.6 million has been classified as current based on the anticipated release date of the restrictions of this cash.
For the three and six months ended June 30, 2023 and 2022, the components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$696	$505	$1,392	$1,011
Variable lease cost	270	205	412	425
Short-term lease cost	2	2	5	5
Less: Sublease income	(251)	—	(506)	—

Total lease cost	$717	$712	$1,303	$1,441

The maturity of the Company’s operating lease liabilities as of June 30, 2023 were as follows (in thousands):

June 30,
2023
2023 (remainder)	$1,349
2024	2,740
2025	2,818
2026	2,902
2027	2,990
Thereafter	946

Total future minimum lease payments	13,745
Less: Imputed interest	2,853

Total operating lease liabilities	$10,892

The supplemental disclosure for the statement of cash flows related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$1,319	$924
The changes in the Company’s
right-of-use
assets and lease liabilities for the six months ended June 30, 2023 and 2022 are reflected in the non-cash
lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	June 30,
	2023	2022
Weighted-average remaining lease term	4.9 years	5.9 years
Weighted-average discount rate	9.7%	8.9%
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
On March 31, 2023, the Company entered into a Fourth Amendment to Loan and Security Agreement or the Fourth Amendment, with Oxford as Collateral Agent and a Lender and SVB. The Fourth Amendment relieved the Company of the requirement to maintain all Collateral Accounts (as such term is defined in the Loan and Security Agreement) with SVB and instead requires the Company to hold an amount equal to the lesser of (i) 100% of our consolidated cash and (ii) 150% of the then-outstanding Obligations (as such term is defined in the Loan and Security Agreement) in Collateral Accounts with SVB that are subject to a Control Agreement (as such term is defined in the Loan and Security Agreement) in favor of SVB.
As of June 30, 2023 and December 31, 2022, the outstanding principal balance under the 2020 Term Loan was $22.4 million and $25.0 million, respectively.
Total 2020 Term Loan and unamortized debt discount balances as of June 30, 2023 are as follows (in thousands):

Outstanding principal	$22,414
Venture debt termination fee	2,250
Less: Debt discount	(642)
Less: Current portion of loan payable	(10,235)

Loan payable, net of current portion	$13,787

Future minimum principal payments on the 2020 Term Loan as of June 30, 2023 are as follows (in thousands):

Year ended:
2023 (remainder)	$5,173
2024	10,345
2025	6,896

Total minimum principal payments	$22,414

10. Equity
Equity Financings
“At-the-Market”
Offerings
On October 25, 2021, the Company entered into a Sales Agreement, or the 2021 Sales Agreement, with SVB Leerink LLC (now known as Leerink Partners LLC), or Leerink Partners, pursuant to which the Company may sell shares of the Company’s common stock, from time to time, through an “at the market” equity offering program under which Leerink Partners will act as sales agent. The shares of common stock sold pursuant to the 2021 Sales Agreement will be issued pursuant to the Company’s shelf registration statement on Form
S-3
(File
No. 333-241692),
for aggregate gross sales proceeds of up to $75.0 million.
During the year ended December 31, 2022, the Company sold 774,544 shares of its common stock pursuant to the 2021 Sales Agreement for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
During the six months ended June 30, 2023, the Company sold no shares of its common stock pursuant to the 2021 Sales Agreement.
Warrants
During the three and six months ended June 30, 2023, there were no warrants issued, exercised, or canceled. See Note 10 to the consolidated financial statements in our Annual Report on Form
10-K
for the year ended December 31, 2022 for further discussion of the terms related to the Company’s warrants.

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at June 30, 2023	2,236,326	28,991,953	31,228,279	$1.53

Reserved Shares
The Company has authorized shares of common stock for future issuance as of June 30, 2023 as follows:

Exercise of warrants	31,228,279
Shares available for future stock incentive awards	8,073,729
RSUs reserved for issuance	125
Unvested restricted stock units	2,411,792
Outstanding common stock options	20,114,139
Accrued Ginkgo Bioworks Holdings, Inc. milestone award	1,339,285

Total	63,167,349

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
Additionally, pursuant to the terms of the 2016 Plan, the Board is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2023, the number of shares of common stock that may be issued under the 2016 Plan was increased by 6,121,697 shares. As of June 30, 2023, 2,587,797 shares remain available for future issuance under the 2016 Plan.

In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 1,175,000 shares of its common stock for issuance. In March 2019, the Board approved the amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of June 30, 2023, there are 425,858 shares available for future grant under the 2018 Inducement Incentive Award Plan.
Stock-Based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive income (loss), including $1.5 million recognized as stock-based compensation expense upon the achievement of a technical milestone by Ginkgo Bioworks Holdings, Inc., or Ginkgo, during the three and six months ended June 30, 2023 and $1.0 million recognized as stock-based compensation expense upon the issuance of common stock to Ginkgo during the three and six months ended June 30, 2022 as described in Note 14, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,677	$2,021	$3,869	$3,039
General and administrative	1,106	1,543	2,190	3,278

Total stock-based compensation expense	$3,783	$3,564	$6,059	$6,317

Stock Options
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.38%	3.26%	3.95%	1.63%
Dividend yield	—	—	—	—
Expected term	6.00	6.05	5.94	6.03
Expected volatility	94.40%	92.03%	94.64%	91.85%
Weighted-average fair value of common stock	$1.31	$1.29	$1.15	$3.10
The expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Under the simplified method, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its stock-based awards.
The weighted average grant date fair value of stock options granted to employees was $1.02 and $0.99 during the three months ended June 30, 2023 and 2022, respectively, and $0.90 and $2.33 during the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, total unrecognized compensation expense related to unvested employee stock options was $13.2 million, which is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes the stock option activity under the 2008 Plan, the 2016 Plan, and the 2018 Inducement Incentive Award Plan:

	Number of options	Weighted-average exercise price ($)	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Employees
Outstanding at December 31, 2022	15,578,412	$3.44	7.57	$4
Granted	5,477,200	$1.15
Forfeited	(1,207,712)	$2.84

Outstanding at June 30, 2023	19,847,900	$2.85	7.93	$1

Vested at June 30, 2023	8,956,975	$3.92	6.68	$1
Vested and expected to vest at June 30, 2023	18,564,837	$2.93	7.84	$1
Non-employee consultants
Outstanding at December 31, 2022	266,239	$8.05	5.08	$—

Outstanding at June 30, 2023	266,239	$8.05	4.58	$—

Vested at June 30, 2023	266,239	$8.05	4.58	$—
Vested and expected to vest at June 30, 2023	266,239	$8.05	4.58	$—
Restricted Stock Units
During the six months ended June 30, 2023, the Company granted 1,054,600 restricted stock awards with a weighted average fair value of $1.13 per share based on the closing price of the Company’s common stock on the date of grant to employees under the 2016 Plan, which will vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock awards to employees based on historical experience.
Unrecognized compensation expense for all restricted stock units was $3.1 million as of June 30, 2023, which is expected to be recognized over a weighted average period of 2.5 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and 2018 Inducement Incentive Award Plan:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2022	1,705,558	$2.62
Granted	1,054,600	1.13
Vested	(277,193)	3.22
Forfeited	(71,173)	1.99

Unvested at June 30, 2023	2,411,792	$1.92

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 173,076 shares of common stock for future issuance under the ESPP to participating employees. In January 2023, the number of shares of common stock authorized for issuance under the ESPP was increased by 1,530,424 shares. During the six months ended June 30, 2023, the Company issued 108,068 shares of common stock under the ESPP. As of June 30, 2023, 5,060,074 shares remain available for future issuance under the ESPP.
For each of the three and six months ended June 30, 2023 and 2022, the Company recognized less than $0.1 million of stock-based compensation expense under the ESPP.

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
As of June 30, 2023, the Company recorded $4.2 million as a short-term contract liability and $4.9 million as a long-term contract liability, representing deferred revenue associated with the Astellas Agreement. As of June 30, 2023, the Company recorded a receivable of $0.3 million, representing billings for the Xork Development Services that are subject to reimbursement by Astellas. Revenue of $0.8 million and $1.4 million related to the Astellas Agreement was recognized during the three and six months ended June 30, 2023, respectively.

Takeda Pharmaceuticals USA, Inc.
License and Development Agreement
In October 2021, the Company entered into a License Agreement, or the Takeda Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda. Under the Takeda Agreement, the Company granted Takeda an exclusive license to the Company’s ImmTOR technology initially for two specified disease indications within the field of lysosomal storage disorders. Takeda paid a $3.0 million upfront payment to the Company upon signing of the Takeda Agreement, and the Company is entitled to receive up to $1.124 billion in future additional payments over the course of the partnership that are contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. The Company is also eligible for tiered royalties on future commercial sales of any licensed products. A more detailed description of the Takeda Agreement and the Company’s evaluation of this agreement under ASC 606 can be found in Note 12 to the consolidated financial statements in our Annual Report on Form
10-K
for the year ended December 31, 2022.
On March 9, 2023, the Company was notified by Takeda of the achievement of the milestone event related to the completion of a non-clinical
milestone for one of the specified disease indications within the field of lysosomal storage disorders under the Takeda Agreement. Accordingly, the Company received a milestone payment of $0.5 million during the three months ended June 30, 2023.
In April 2023, the Company was notified by Takeda of its intention to terminate the Takeda Agreement effective July 25, 2023.
As of June 30, 2023 and December 31, 2022, the Company recorded no short-term contract liability and $0.1 million as a short-term contract liability, respectively, representing deferred revenue associated with the Takeda Agreement. Revenue of $0.1 million and $0.6 million related to the Takeda Agreement was recognized during the three and six months ended June 30, 2023, respectively. No revenue was recognized during the three months ended June 30, 2022, and revenue of $1.0 million related to the Takeda Agreement was recognized during the six months ended June 30, 2022.
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
and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. A more detailed description of the Sobi License and the Company’s evaluation of this agreement under ASC 606 can be found in Note 12 to the consolidated financial statements in our Annual Report on Form
10-K
for the year ended December 31, 2022.
As of June 30, 2023 and December 31, 2022, the Company recorded a total outstanding receivable of $5.1 million and $5.0 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Additionally, as of June 30, 2023 and December 31, 2022, the Company recorded a total unbilled receivable of $1.1 million and $3.2 million, respectively, representing revenue earned but not yet billed for the Phase 3 DISSOLVE program. Revenue of $4.3 million and $8.7 million related to the Sobi License was recognized during the three and six months ended June 30, 2023, respectively. Revenue of $29.2 million and $52.9 million related to the Sobi License was recognized during the three and six months ended June 30, 2022, respectively.
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

Muscular Dystrophy subtypes, or the Indications. Sarepta initially had an option term of 24 months during which it could opt-in
to obtain an exclusive license to further develop and commercialize the product to treat at least one indication, with a potential to extend the option term for an additional fee. The Company agreed to supply ImmTOR to Sarepta for clinical supply on a cost-plus basis under the Sarepta Agreement. A more detailed description of the Sarepta Agreement and the Company’s evaluation of this agreement under ASC 606 can be found in Note 12 to the consolidated financial statements in our Annual Report on Form
10-K
for the year ended December 31, 2022.
On March 13, 2023, the Company was notified by Sarepta that Sarepta would not be exercising its exclusive option under the Sarepta Agreement. Therefore, the remaining deferred revenue balance as of December 31, 2022 of $0.5 million was recognized as revenue during the six months ended June 30, 2023. No revenue was recognized during the three months ended June 30, 2023. Revenue of $10.1 million and $10.2 million was recognized during the three and six months ended June 30, 2022, respectively.
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
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.1 million.
Contract Balances from Contracts with Customers
The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2023 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Six Months Ended June 30, 2023
Contract liabilities:
Deferred revenue	$593	$10,500	$(1,996)	$9,097

Total contract liabilities	$593	$10,500	$(1,996)	$9,097

13. Related-Party Transactions
April 2022 Offering
During the three and six months ended June 30, 2022, the Company completed the underwritten offering as described in Note 10 to the consolidated financial statements within the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022. The following table sets forth the number of shares of common stock and 2022 Warrants purchased in such offering by directors and executive officers, as of the time of such offering, and related parties thereto:

Name	Shares of common stock purchased	2022 Warrants purchased	Total aggregate purchase price
TAS Partners, LLC (affiliate of Timothy A. Springer, Ph.D.)	6,681,600	5,011,200	$9,421,056
During the three and six months ended June 30, 2023, there were no related party transactions.

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
On July 19, 2023, the Company and Ginkgo mutually agreed that the completion of the technical development plan’s midpoint task under the Second Ginkgo Agreement had been achieved as of June 30, 2023. This milestone resulted in the accrual of $2.5 million as of June 30, 2023 expected to be settled through a payment of $1.0 million and future issuance of 1,339,285 shares of the Company’s common stock then-valued at $1.5 million to Ginkgo.
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
In February 2023, the Company made a $4.0 million payment to Genovis as a result of the sublicense of Xork to Astellas. See Note 12 to these unaudited consolidated financial statements for further discussion on the Astellas Agreement.
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
Additionally, on September 7, 2021, the Company entered into a stock purchase agreement, or the Series B Preferred Stock Purchase Agreement, in connection with the Cyrus Agreement. Pursuant to the Series B Preferred Stock Purchase Agreement, the Company purchased 2,326,934 shares of Cyrus’ Series B Preferred Stock, par value $0.0001 per share, at a purchase price of $0.8595 per share, for $2.0 million.
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
As of June 30, 2023, no impairment indicators are present and therefore the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheet. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.
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

During the three and six months ended June 30, 2023, the Company recognized less than $0.1 million and $0.1 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share. During the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.6 million, respectively, of collaboration expense under the AskBio Collaboration Agreement.
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
As of June 30, 2023, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million. In connection with the Spark Purchase Agreement and the calculated premium paid by Spark for the equity investments made as described in Note 12 to the consolidated financial statements within the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, the Company has made additional contractual payments pursuant to the MIT License which totaled $0.4 million as of June 30, 2023. The Company made no additional payments during the three and six months ended June 30, 2023.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of June 30, 2023. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.
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
Effective for tax years beginning on or after January 1, 2022, research and experimental expenditures under IRC Section 174 must be capitalized over five years when performed in the U.S. and 15 years for research and experimental expenditures performed outside of the U.S. As of June 30, 2023, the Company has performed a high-level analysis of the impact of this legislation enactment and determined the projected taxable loss position for 2023 does not result in income tax due. As of December 31, 2022, the Company has $62.4 million of federal net operating losses available, subject to an 80% limitation. The Company also has $2.3 million of federal tax credits, subject to a 75% limitation. The Company maintains its full valuation allowance.

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
16. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. Commencing in January 2022, all matching contributions vest ratably over two years and participant contributions vest immediately. Contributions by the Company totaled $0.1 million during each of the three months ended June 30, 2023 and 2022, and $0.2 million during each of the six months ended June 30, 2023 and 2022.
17. Commitments and Contingencies
As of June 30, 2023, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
18. Subsequent Events
The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these consolidated financial statements.

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

Overview

We are a clinical-stage biotechnology company leveraging our ImmTOR® platform to develop tolerogenic therapies designed to selectively mitigate unwanted immune responses. With a proven ability to induce tolerance to highly immunogenic proteins, ImmTOR has the potential to amplify the efficacy of biologic therapies, including redosing of life-saving gene therapies, as well as restore the body’s natural self-tolerance in autoimmune diseases. We have several proprietary and partnered programs in our pipeline focused on enzyme therapies, gene therapies, and autoimmune diseases.

In April 2023, in light of current market conditions, our Board of Directors, or the Board, took steps to extend cash runway by pausing further development of SEL-302 for the treatment of methylmalonic acidemia, or MMA, and conducting a targeted headcount reduction of approximately 25%. On August 17, 2023, we announced additional steps to extend cash runway and maximize value for stockholders by continuing to prioritize development of SEL-212 and support of our collaboration with Astellas Gene Therapies, or Astellas, for Xork, and pausing further development of all of our other clinical and preclinical product candidates that we are no longer actively advancing. We intend to seek collaboration partners for the assets in the development programs that we are no longer actively advancing.

Our Product Candidates

Our ImmTOR platform has a broad range of potential applications. Our product development strategy has historically been built on the following three distinct pillars.

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

On March 21, 2023, we announced top-line data from the Phase 3 DISSOLVE I and II trials. Top-line results include:

•

During month six, 56% and 48% of DISSOLVE I patients randomized to receive SEL-212 at the high dose of 0.15 mg/kg of ImmTOR (p<0.0001) and the low dose of 0.1 mg/kg of ImmTOR (p<0.0001), respectively, reached the primary endpoint of serum urate (SU) levels < 6 mg/dL for 80% of the time in month six, compared to 4% of patients randomized to receive placebo. During month six, 47% and 41% of DISSOLVE II patients randomized to receive SEL-212 at the high dose (p=0.0002) and the low dose (p=0.0015) of ImmTOR, respectively, reached the primary endpoint, compared to 12% of patients randomized to receive placebo.

•

65% and 47% of DISSOLVE I patients 50 years and older randomized to receive SEL-212 at the high dose (p<0.0001) and the low dose (p<0.0001) of ImmTOR, respectively, reached the primary endpoint, compared to 5% of patients randomized to receive placebo; 48% and 45% of DISSOLVE II patients 50 years and older randomized to receive SEL-212 the high dose (p=0.0017) and the low dose (p=0.0044) of ImmTOR, respectively, reached the primary endpoint, compared to 14% of patients randomized to receive placebo.

•

In DISSOLVE I, a significant and clinically meaningful overall reduction of 69% in mean SU levels at month six was observed in patients randomized to receive SEL-212 at the high dose, as compared with placebo.

•

Adverse events (AEs) identified in the trials were expected, including mild to moderate stomatitis which was observed in 3.4% of the low dose group and 9.2% of the high dose group compared to 0% in placebo across both trials, and a greater number of infusion reactions were observed at 24 hours and 1 hour after drug administration in both treatment groups compared to placebo. Treatment-related serious AEs were observed in six patients, including two cases of anaphylaxis and one gout flare in both the high and low dose treatment groups. Only 4.5% of patients receiving the low dose of SEL-212 and 3.4% at the high dose of SEL-212 had infusion reactions, across both trials, evaluated one hour post-dose. All infusion reactions occurred within the first three infusions, and each occurred during infusions and completely resolved with infusion halt and symptomatic treatment. There was one death in the six-month extension phase of the DISSOLVE I trial, which was caused by a motor vehicle accident unrelated to the study drug. There was no difference in gout flares when both treatment groups were compared to placebo.

•

In the six-month extension period for the DISSOLVE I trial, 75% of patients who completed six months of SEL-212 treatment as responders were observed to continue to be successfully treated through 12 months with no infusion reactions or safety signals.

On July 10, 2023, as required under the Sobi License, we transferred control and ownership of the investigational new drug applications, or INDs, associated with SEL-212 to Sobi.

We estimate that peak sales of SEL-212, if approved, could reach over $700 million.

Gene Therapies – Methylmalonic Acidemia

Our lead therapeutic gene therapy program, SEL-302, is intended to use ImmTOR to enhance the treatment of methylmalonic acidemia, or MMA, an inherited disorder in which the body is unable to process certain proteins and fats (lipids) properly. This program was previously being conducted under our collaboration with Asklepios Biopharmaceutical, Inc., or AskBio. In October and November 2020, we received rare pediatric disease designation and orphan drug designation, respectively, from the Food and Drug Administration, or the FDA, for SEL-302, for the treatment of MMA due to methylmalonyl-CoA mutase, or MMUT gene mutations. See “—Licenses and Collaborations — Asklepios Biopharmaceutical, Inc.” for more information. In April 2021, we were notified by AskBio that it intended to opt-out of development of the MMA indication. The feasibility study and license agreement with AskBio, or AskBio Collaboration Agreement, otherwise remains in effect. We filed an IND to conduct a Phase 1/2 clinical trial of our SEL-302 product candidate in pediatric patients with methylmalonic acidemia in the third quarter of 2021. ImmTOR manufacturing, controlled by us, continues to proceed in accordance with our expectations and we have not observed any impact to any of our ImmTOR programs. In December 2022, we initiated ReiMMAgine, the Phase 1/2 clinical trial of SEL-302, however, we have since paused further development of SEL-302 for the treatment of MMA.

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

In January 2023, we entered into an exclusive licensing and development agreement for Xork to be developed for use with AT845, Astellas’ investigational AAV-based treatment for Pompe disease in adults. We are responsible for the early development activities and manufacturing of Xork and will maintain the rights for the development of additional indications beyond Pompe disease. We intend to work to satisfy our remaining contractual obligations in connection with our partnership with Astellas.

Tolerogenic Therapies for Autoimmune Disease – ImmTOR & ImmTOR-IL

We believe our ImmTOR platform shows potential to treat autoimmune diseases. In preclinical studies, we have observed ImmTOR’s ability to induce antigen-specific T regulatory cells. We believe that ImmTOR, in combination with an autoantigen of interest, could create self-tolerance to auto-antigens and thus be a novel approach to the treatment of autoimmune diseases.

Additionally, in preclinical studies we have observed ImmTOR, in combination with IL-2 molecules, expanding T-regulatory cells beyond IL-2 alone and we intend to pursue a combination of ImmTOR and IL-2, which we refer to as ImmTOR-IL, in diseases for which general T cell expansion has shown a therapeutic benefit. Additionally, we have observed in preclinical studies that the combination of ImmTOR, a Treg-selective IL-2 molecule and an antigen, exhibited substantial synergistic activity in inducing and expanding antigen specific regulatory T cells when ImmTOR and IL-2 is combined with an antigen of interest. We have paused further development of ImmTOR-IL product candidates.

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

In January 2022, we entered into a Collaboration and License Agreement, or the Second Ginkgo Agreement, with Ginkgo. Under the Second Ginkgo Agreement, we and Ginkgo collaborate to design novel AAV capsids with potentially improved transduction, enhanced tissue tropism and reduced immunogenicity. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments in the form of our common stock, clinical and commercial milestone payments of up to $207 million in cash for each of a specified number of products which have the potential to total, in the aggregate, up to $1.1 billion. Ginkgo is also entitled to potential further downstream value in the form of royalties on sales.

In June 2022, we were notified of the achievement of the midpoint of the technical development plan under the First Ginkgo Agreement by Ginkgo. In July 2023, we mutually agreed with Ginkgo that the completion of the technical development plan’s midpoint task under the Second Ginkgo Agreement had been achieved as of June 2023.

Genovis AB (publ.)

In October 2021, we entered into a strategic licensing agreement with Genovis, or the Genovis Agreement. Under the Genovis Agreement, we paid to Genovis an upfront payment in exchange for an exclusive license to Genovis’ Xork enzyme technology for all therapeutic uses in humans, excluding research, preclinical, diagnostic, and other potential non-therapeutic applications of the enzyme. Genovis is eligible to earn development and sales-based milestones and sub-licensing fees, as well as tiered royalties on worldwide sales in the low double digits. Outside of the remaining contractual obligations under our partnership with Astellas, we have paused further development of Xork product candidates.

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

In June 2022, we mutually agreed with Cyrus that the preclinical key in-vitro success milestone had been achieved. We intend to pause further development of product candidates involving Cyrus’ engineered protein therapeutics.

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

Takeda Pharmaceuticals USA, Inc.

In October 2021, we entered into a strategic licensing agreement, or the Takeda Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda. Under the Takeda Agreement, we granted Takeda an exclusive license to our ImmTOR technology initially for two specified disease indications within the field of lysosomal storage disorders. Under the terms of the Takeda Agreement, we received an upfront payment and are entitled to receive up to $1.124 billion in future additional payments over the course of the partnership that are contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. We are also eligible for tiered royalties on future commercial sales of any licensed products. In June 2023, we received a payment of $0.5 million for the achievement of a certain non-clinical milestone. In April 2023, we were notified by Takeda of its intention to terminate the Takeda Agreement effective July 25, 2023.

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

Except for the year ended December 31, 2022, we have incurred significant operating losses since our inception. We incurred a net loss of $33.1 million and had net income of $37.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $428.0 million.

In April 2023, in light of current market conditions, our Board took steps to extend cash runway by pausing further development of SEL-302 for the treatment of MMA and conducting a targeted headcount reduction of approximately 25%. On August 17, 2023, we announced additional steps to extend cash runway and maximize value for stockholders by continuing to prioritize development of SEL-212 and support of our collaboration with Astellas for Xork, and pausing further development of all of our other clinical and preclinical product candidates that we are no longer actively advancing. We intend to seek collaboration partners for the assets in the development programs that we are no longer actively advancing. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	continue to support the development of SEL-212 and satisfy our contractual obligations under our collaboration with Astellas for Xork;

•	assess ways to maximize value and support further development of our product candidates, other than SEL-212 and Xork, through potential partnerships;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials; and

•	maintain, expand and protect our intellectual property portfolio, including through licensing arrangements.

We believe that following the capital efficiencies expected to be realized through our strategic reprioritization, our existing cash, cash equivalents, and restricted cash as of June 30, 2023, combined with the next anticipated milestone payment related to SEL-212 development activities, will enable us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

In January 2023, we and Astellas entered into the Astellas Agreement. Pursuant to the Astellas Agreement, Astellas will reimburse us for 25% of all budgeted costs incurred to complete the development of Xork for use in Pompe disease with an Astellas gene therapy investigational or authorized product. These costs, when reimbursed, will be recognized as revenue consistent with the revenue recognition methodology disclosed in Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

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

Other income, net

Other income, net consists primarily of sublease income during the three and six months ended June 30, 2023 and was de minimis during the three and six months ended June 30, 2022.

Change in fair value of warrant liabilities

Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.

Foreign currency transaction gain (loss)

The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of each of June 30, 2023 and December 31, 2022, we maintained cash of $0.2 million in Russian banks accounts in denominations of both Russian rubles and U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Collaboration and license revenue

The following is a comparison of collaboration and license revenue for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2023	2022	(decrease)
Collaboration and license revenue	$5,249	$39,273	$(34,024)	(87)%

During the three months ended June 30, 2023, collaboration and license revenue was $5.2 million, compared to $39.3 million in 2022. During the three months ended June 30, 2023 and 2022, we recognized $4.3 million and $29.2 million, respectively, under the license agreement with Sobi resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program. Additionally, during the three months ended June 30, 2023, $0.8 million was recognized under the Astellas Agreement and $0.1 million was recognized under the Takeda Agreement. During the three months ended June 30, 2022, $10.1 million was recognized under the Sarepta Agreement.

Research and development expenses

The following is a comparison of research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2023	2022	(decrease)
Research and development	$17,782	$19,182	$(1,400)	(7%)

During the three months ended June 30, 2023, our research and development expenses decreased by $1.4 million, or 7%, as compared to the three months ended June 30, 2022. The decrease in cost was primarily the result of the strategic reprioritization in April 2023, partially offset by a one-time cash charge to salaries and benefits as a result of our headcount reduction in April 2023 and increased contract license and milestone payments.

General and administrative expenses

The following is a comparison of general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Increase
	2023	2022	(decrease)
General and administrative	$6,105	$6,231	$(126)	(2%)

During the three months ended June 30, 2023, our general and administrative expenses decreased by $0.1 million, or 2%, as compared to the three months ended June 30, 2022. The decrease in costs was primarily the result of a reduction in expenses incurred for stock compensation, partially offset by a one-time cash charge to salaries and benefits as a result of our headcount reduction in April 2023.

Investment income

Investment income was $1.4 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase in investment income was due to increased investment and higher interest rates.

Foreign currency transaction gain (loss)

We recognized de minimis foreign currency fluctuations during each of the three months ended June 30, 2023 and 2022.

Interest expense

Interest expense was $0.8 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.

Change in fair value of warrant liabilities

For the three months ended June 30, 2023, we recognized $6.3 million of income from the decrease in the fair value of warrant liabilities utilizing the Black-Scholes valuation methodology. The decrease in value was primarily driven by a decrease in the price of our common stock. For the three months ended June 30, 2022, we recognized a $4.6 million charge from the increase in the fair value of warrant liabilities primarily driven by an increase in the price of our common stock.

Other income, net

Other income, net consists primarily of sublease income for the three months ended June 30, 2023 and was de minimis for the three months ended June 30, 2022.

Net (loss) income

Net loss for the three months ended June 30, 2023 was $11.4 million compared to net income of $8.6 million for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

Collaboration and license revenue

The following is a comparison of collaboration and license revenue for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2023	2022	(decrease)
Collaboration and license revenue	$11,187	$73,272	$(62,085)	(85)%

During the six months ended June 30, 2023 and 2022, we recognized $8.7 million and $52.9 million under the Sobi License resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program. Additionally, during the six months ended June 30, 2023, $1.4 million was recognized under the Astellas Agreement and $0.6 million was recognized under the Takeda Agreement, and $0.5 million was recognized under the Sarepta Agreement. During the six months ended June 30, 2022, $10.2 million was recognized under the Sarepta Agreement, $9.2 million was recognized upon the mutual termination of the Spark License Agreement, and $1.0 million was recognized under the Takeda Agreement.

Research and development expenses

The following is a comparison of research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2023	2022	(decrease)
Research and development	$36,406	$36,871	$(465)	(1)%

During the six months ended June 30, 2023, our research and development expenses decreased by $0.5 million, or 1%, as compared to the six months ended June 30, 2022. The decrease in cost was primarily the result of the strategic reprioritization in April 2023, partially offset by increased contract license and milestone payments and a one-time cash charge to salaries and benefits as a result of our headcount reduction in April 2023.

General and administrative expenses

The following is a comparison of general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Six Months Ended June 30,		Increase
	2023	2022	(decrease)
General and administrative	$11,800	$11,768	$32	—%

During the six months ended June 30, 2023, our general and administrative expenses increased by less than $0.1 million as compared to the six months ended June 30, 2022. The increase in costs was primarily driven by a one-time cash charge to salaries and benefits as a result of our headcount reduction in April 2023 partially offset by a reduction in expenses incurred for stock compensation.

Investment income

Investment income was $2.7 million and $0.2 million, for the six months ended June 30, 2023 and 2022, respectively. The increase in investment income was due to increased investments and higher interest rates.

Foreign currency transaction gain (loss)

We recognized de minimis foreign currency fluctuations during the six months ended June 30, 2023 and 2022, respectively.

Interest expense

Interest expense was $1.6 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively, representing interest expense and amortization of the carrying costs of our credit facilities.

Change in fair value of warrant liabilities

For the six months ended June 30, 2023, we recognized $2.3 million of income for the decrease in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology. The decrease in value was primarily driven by a decrease in the remaining expected life of the warrants. For the six months ended June 30, 2022, we recognized $13.9 million of income for the decrease in the fair value of warrant liabilities primarily driven by a decrease in the price of our common stock.

Other income (expense)

Other income was $0.5 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by sublease income.

Net income (loss)

Net loss for the six months ended June 30, 2023 was $33.1 million compared to net income of $37.4 million for the six months ended June 30, 2022.

Liquidity and Capital Resources

Except for the year ended December 31, 2022, in which we had net income of $35.4 million, we have incurred recurring net losses since our inception. We expect that we will continue to incur losses and that such cumulative losses will increase for the foreseeable future.

Since inception, we have financed our operations with a combination of issuance of preferred and common stock, government grant funding, borrowings under credit facilities and proceeds from our collaboration and license agreements.

As of June 30, 2023, our cash, cash equivalents, and restricted cash were $115.0 million, of which $3.0 million was restricted cash related to lease commitments and $0.2 million was held by our Russian subsidiary designated solely for use in its operations.

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

Future funding requirements

As of the date of this Quarterly Report, we have not generated any revenue from product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. We expect that we will continue to generate losses for the foreseeable future.

As of June 30, 2023, we had an accumulated deficit of $428.0 million. In April 2023, in light of current market conditions, our Board took steps to extend cash runway by pausing further development of SEL-302 for the treatment of MMA and conducting a targeted headcount reduction of approximately 25%. On August 17, 2023, we announced additional steps to extend cash runway and maximize value for stockholders by continuing to prioritize development of SEL-212 and support of our collaboration with Astellas for Xork, and pausing further development of all of our other clinical and preclinical product candidates that we are no longer actively advancing. We intend to seek collaboration partners for the assets in the development programs that we are no longer actively advancing. We intend to continue evaluating our development programs and operating expenses on an ongoing basis. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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

We believe that following the capital efficiencies expected to be realized through our strategic reprioritization, our existing cash, cash equivalents, and restricted cash as of June 30, 2023, combined with the next anticipated milestone payment related to SEL-212 development activities, will enable us to fund our current planned operations into 2027, though we may realize additional cash resources upon the achievement of certain contingent collaboration milestones and we may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to further curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;

•	the cost of manufacturing clinical supplies of our product candidates;

•	the size of our headcount and associated costs;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the effect of competing technological and market developments..

Summary of Cash Flows

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash (used in) and provided by:
Operating activities	$(18,660)	$(24,135)
Investing activities	28,112	9,446
Financing activities	(2,437)	38,603
Effect of exchange rate changes on cash	(49)	86

Net change in cash, cash equivalents, and restricted cash	$6,966	$24,000

Operating activities

Net cash used in operating activities of $18.7 million for the six months ended June 30, 2023 included approximately $27.6 million of net loss, adjusted for non-cash items, and approximately $8.9 million cash provided by changes in operating assets and liabilities.

Net cash used in operating activities of $24.1 million for the six months ended June 30, 2022 included approximately $31.6 million of net income, adjusted for non-cash items, and uses of cash of approximately $55.7 million for changes in operating assets and liabilities.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $28.1 million compared to net cash provided by investing activities of $9.4 million in the same period in 2022. The net cash provided by investing activities for each of the six months ended June 30, 2023 and 2022 was primarily proceeds from the maturities of marketable securities offset by purchases of property and equipment.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2023 was $2.4 million compared to net cash provided by financing activities of $38.6 million in the same period in 2022. The net cash used in financing activities in the six months ended June 30, 2023 was primarily the result of repayments of principal on outstanding debt offset by proceeds from issuance of common stock under the Employee Stock Purchase Plan and in the six months ended June 30, 2022 was primarily the result of net proceeds from underwritten and “at-the-market” offerings.

Recent Accounting Pronouncements

For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents, restricted cash and marketable securities of $115.0 million and $136.2 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current policy to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors previously disclosed in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1(a)	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated June 21, 2022	8-K	001-37798	3.1	6/21/2022

3.2	Amended and Restated By-laws of Selecta Biosciences, Inc.	8-K	001-37798	3.2	8/22/2022

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: August 17, 2023	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 17, 2023	By:	/s/ Blaine Davis
Blaine Davis
Chief Financial Officer
(Principal Financial Officer)