Form 10-Q
period 2023-09-30
Cartesian Therapeutics, Inc.
filed 2023-11-13
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-37798

Cartesian Therapeutics, Inc.
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
of the Exchange Act).    Yes  ☐    No  ☑
As of November 10, 2023, the registrant had 155,204,182 shares of common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

On November 13, 2023, Selecta Biosciences, Inc., or Selecta, announced that it had completed a merger, or the Merger, with Cartesian Therapeutics, Inc., or Cartesian, pursuant to the Agreement and Plan of Merger, or the Merger Agreement, dated as of such date, by and among Selecta, Cartesian, Sakura Merger Sub I, Inc., or First Merger Sub,, and Sakura Merger Sub II, LLC, or Second Merger Sub. In the Merger, First Merger Sub merged with and into Cartesian, followed by Cartesian merging with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Merger. In this Quarterly Report on Form 10-Q, or the Quarterly Report, references to “we,” “our,” “us” and the “Company” in the context of events occurring prior to November 13, 2023 are to Selecta Biosciences, Inc., and on and following November 13, 2023 are to Cartesian Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the Merger, stockholder approval of the conversion of the Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series A Preferred Stock, to be issued in the Merger into our common stock, par value $0.0001 per share, or the common stock, our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, the plans and objectives of management for future operations and future results of anticipated products, the impact of the COVID-19 pandemic on our business and operations and our future financial results, and the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:

•	our expectations regarding the conversion of the Series A Preferred Stock into our common stock;

•	potential litigation instituted against us or our directors challenging the Merger;

•	our ability to realize any benefits or opportunities from the Merger;

•	our status as a preclinical and development-stage company and our expectation to incur losses in the future;

•	our future capital needs;

•	our ability to maximize the value of our pipeline of product candidates;

•	our unproven approach to therapeutic intervention;

•	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;

•	our ability to continue to grow our manufacturing capabilities and resources;

•	our ability to manufacture our product candidates, which in some cases are manufactured on a patient-by-patient basis;

•	our ability to access manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;

•	our ability to maintain our existing or future collaborations or licenses and to seek new collaborations, licenses or partnerships;

•	the continuing impact of geopolitical tensions on our operations, the continuity of our business, including our preclinical studies and clinical trials, and general economic conditions;

•	our ability to protect and enforce our intellectual property rights;

•	federal, state, and foreign regulatory requirements, including U.S. Food and Drug Administration, or FDA, regulation of our product candidates;

•	our ability to obtain and retain key executives and retain qualified personnel; and

•	developments relating to our competitors and our industry, including the impact of government regulation.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Selecta Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$79,603	$106,438
Marketable securities	—	28,164
Accounts receivable	4,898	6,596
Unbilled receivables	1,875	3,162
Prepaid expenses and other current assets	3,493	3,778

Total current assets	89,869	148,138
Non-current assets:
Property and equipment, net	2,421	2,794
Right-of-use asset, net	10,339	11,617
Long-term restricted cash	1,377	1,311
Investments	2,000	2,000
Other assets	28	26

Total assets	$106,034	$165,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$375	$316
Accrued expenses	13,637	14,084
Loan payable	—	8,476
Lease liability	1,787	1,608
Deferred revenue	4,140	593

Total current liabilities	19,939	25,077
Non-current liabilities:
Loan payable, net of current portion	—	17,786
Lease liability	8,694	10,055
Deferred revenue	3,981	—
Warrant liabilities	13,091	19,140

Total liabilities	45,705	72,058

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 154,854,032 and 153,042,435 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	15	15
Additional paid-in capital	501,919	493,308
Accumulated deficit	(436,989)	(394,937)
Accumulated other comprehensive loss	(4,616)	(4,558)

Total stockholders’ equity	60,329	93,828

Total liabilities and stockholders’ equity	$106,034	$165,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration and license revenue	$6,551	$20,710	$17,738	$93,982
Operating expenses:
Research and development	13,002	16,539	49,408	53,410
General and administrative	6,614	5,770	18,414	17,538

Total operating expenses	19,616	22,309	67,822	70,948

Operating (loss) income	(13,065)	(1,599)	(50,084)	23,034
Investment income	1,299	710	4,024	932
Foreign currency transaction, net	(3)	15	39	(61)
Interest expense	(1,273)	(802)	(2,833)	(2,224)
Change in fair value of warrant liabilities	3,787	(6,539)	6,049	7,329
Other income, net	253	1	753	155

Loss (income) before income taxes	(9,002)	(8,214)	(42,052)	29,165
Income tax (expense) benefit	—	321	—	321

Net (loss) income	$ (9,002)	$ (7,893)	$ (42,052)	$29,486

Other comprehensive income (loss):
Foreign currency translation adjustment	(20)	(21)	(69)	65
Unrealized gain on marketable securities	—	(29)	11	(29)

Total comprehensive income (loss)	$ (9,022)	$ (7,943)	$ (42,110)	$29,522

Net (loss) income per share:
Basic	$ (0.06)	$ (0.05)	$ (0.27)	$0.21

Diluted	$ (0.06)	$ (0.05)	$ (0.27)	$0.15

Weighted-average common shares outstanding:
Basic	154,804,503	152,849,992	153,870,912	141,969,449

Diluted	154,804,503	152,849,992	153,870,912	143,792,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2022	153,042,435	$15	$493,308	$(394,937)	$(4,558)	$93,828

Issuance of common stock under Employee Stock Purchase Plan	108,068	—	149	—	—	149
Issuance of vested restricted stock units	276,480	—	—	—	—	—
Stock-based compensation expense	—	—	2,276	—	—	2,276
Currency translation adjustment	—	—	—	—	(22)	(22)
Unrealized gain on marketable securities	—	—	—	—	11	11
Net loss	—	—	—	(21,663)	—	(21,663)

Balance at March 31, 2023	153,426,983	$ 15	$ 495,733	$ (416,600)	$ (4,569)	$ 74,579

Issuance of vested restricted stock units	588	—	—	—	—	—
Stock-based compensation expense	—	—	2,283	—	—	2,283
Currency translation adjustment	—	—	—	—	(27)	(27)
Net loss	—	—	—	(11,387)	—	(11,387)

Balance at June 30, 2023	153,427,571	$ 15	$ 498,016	$ (427,987)	$ (4,596)	$ 65,448

Issuance of common stock under Employee Stock Purchase Plan	77,976	—	82	—	—	82
Issuance of vested restricted stock units	9,200	—	—	—	—	—
Issuance of common stock, license agreement	1,339,285	—	1,500	—	—	1,500
Stock-based compensation expense	—	—	2,321	—	—	2,321
Currency translation adjustment	—	—	—	—	(20)	(20)
Net loss	—	—	—	(9,002)	—	(9,002)

Balance at September 30, 2023	154,854,032	$ 15	$ 501,919	$ (436,989)	$ (4,616)	$ 60,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2021	123,622,965	$12	$ 457,391	$ (430,316)	$ (4,566)	$ 22,521
Issuance of common stock under Employee Stock Purchase Plan	81,057	—	127	—	—	127
Issuance of common stock upon exercise of options	11,262	—	21	—	—	21
Issuance of vested restricted stock units	89,142	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	576,418	—	1,675	—	—	1,675
Other financing fees	—	—	(79)	—	—	(79)
Stock-based compensation expense	—	—	2,753	—	—	2,753
Currency translation adjustment	—	—	—	—	(32)	(32)
Net income	—	—	—	28,778	—	28,778

Balance at March 31, 2022	124,380,844	$12	$ 461,888	$ (401,538)	$ (4,598)	$ 55,764

Issuance of vested restricted stock units	10,938	—	—	—	—	—
Issuance of common stock and common warrants	27,428,572	3	21,477	—	—	21,480
Issuance of common stock, license agreement	892,857	—	1,000	—	—	1,000
Other financing fees	—	—	79	—	—	79
Stock-based compensation expense	—	—	2,564	—	—	2,564
Currency translation adjustment	—	—	—	—	118	118
Net income	—	—	—	8,601	—	8,601

Balance at June 30, 2022	152,713,211	$15	$ 487,008	$ (392,937)	$ (4,480)	$ 89,606

Issuance of common stock under Employee Stock Purchase Plan	39,820	—	62	—	—	62
Issuance of common stock upon exercise of options	59,928	—	135	—	—	135
Issuance of vested restricted stock units	17,737	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	198,126	—	446	—	—	446
Stock-based compensation expense	—	—	2,601	—	—	2,601
Currency translation adjustment	—	—	—	—	(21)	(21)
Unrealized (losses) on marketable securities	—	—	—	—	(29)	(29)
Net loss	—	—	—	(7,893)	—	(7,893)

Balance at September 30, 2022	153,028,822	$15	$ 490,252	$ (400,830)	$ (4,530)	$ 84,907

The accompanying notes are an integral part of these unaudited consolidated financial statements
.

Selecta Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$ (42,052)	$ 29,486
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	571	1,046
Amortization of premiums and discounts on marketable securities	(79)	(128)
Non-cash lease expense	1,278	930
Gain on disposal of property and equipment	—	(147)
Stock-based compensation expense	8,380	8,918
Non-cash interest expense	455	777
Warrant liabilities revaluation	(6,049)	(7,329)
Loss on extinguishment of debt	740	—
Changes in operating assets and liabilities:
Accounts receivable	1,698	2,989
Unbilled receivable	1,287	—
Prepaid expenses, deposits and other assets	(30)	(304)
Accounts payable	36	(10)
Income taxes payable	—	(601)
Deferred revenue	7,528	(56,044)
Accrued expenses and other liabilities	(1,638)	635

Net cash used in operating activities	(27,875)	(19,782)
Cash flows from investing activities
Proceeds from maturities of marketable securities	28,254	14,000
Purchases of marketable securities	—	(33,501)
Purchases of property and equipment	(142)	(990)

Net cash provided by investing activities	28,112	(20,491)
Cash flows from financing activities
Repayments of principal, final payment fee, and prepayment penalty on debt	(27,457)	—
Debt amendment fee included in debt discount	—	(110)
Net proceeds from issuance of common stock- at-the-market offering	—	2,121
Net proceeds from issuance of common stock and common warrants	—	36,859
Proceeds from exercise of stock options	—	156
Proceeds from issuance of common stock under Employee Stock Purchase Plan	231	189

Net cash (used in) provided by financing activities	(27,226)	39,215

Effect of exchange rate changes on cash	(69)	65

Net change in cash, cash equivalents, and restricted cash	(27,058)	(993)
Cash, cash equivalents, and restricted cash at beginning of period	108,038	115,436

Cash, cash equivalents, and restricted cash at end of period	$ 80,980	$ 114,443

Supplemental cash flow information
Cash paid for interest	$ 1,853	$ 1,616
Noncash investing and financing activities
Issuance of common stock, license agreement in stock-based compensation expense	$ 1,500	$ 1,000
Purchase of property and equipment not yet paid	$ 65	$ 145
The accompanying notes are an integral part of these unaudited consolidated financial statements
.

Selecta Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of the Business
Selecta Biosciences, Inc., or the Company, was incorporated in Delaware on December 10, 2007, and is based in Watertown, Massachusetts. The Company is a clinical-stage biotechnology company leveraging the Company’s ImmTOR
®
platform to develop tolerogenic therapies that selectively mitigate unwanted immune responses. With a proven ability to induce tolerance to highly immunogenic proteins, the Company believes ImmTOR has the potential to amplify the efficacy of biologic therapies, including redosing of life-saving gene therapies, as well as restore the body’s natural self-tolerance in autoimmune diseases. The Company has several proprietary and partnered programs in its pipeline.
As discussed in further detail in Note 18 – Subsequent Events, on November 13, 2023, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, dated as of such date, by and among the Company, Cartesian Therapeutics, Inc., or Cartesian, Sakura Merger Sub I, Inc., or First Merger Sub, and Sakura Merger Sub II, LLC, or Second Merger Sub, with respect transactions referred to as the Merger. In the Merger, First Merger Sub merged with and into Cartesian, followed by Cartesian merging with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Merger.
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
The Company’s product candidates are in
pre-clinical
and clinical development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form
10-K
that was filed with the SEC on March 2, 2023. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of September 30, 2023, the consolidated results of operations for the three and nine months ended September 30, 2023, and cash flows for the nine months ended September 30, 2023. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.
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
As of September 30, 2023, the Company’s cash, cash equivalents and restricted cash were $81.0 million, of which $1.4 million was restricted cash related to lease commitments and $0.2 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents and restricted cash as of September 30, 2023 will enable it to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements. Management’s expectations with respect to its ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand or maintain its operations or otherwise capitalize on its commercialization of its product candidates. The Company anticipates continuing to generate operating losses for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at the Company. Through September 30, 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
2. Summary of Significant Accounting Policies
The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023, with the exception of the matters discussed in recent accounting pronouncements.
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

3. Marketable Securities and Investments
No marketable securities were held as of September 30, 2023. The following table summarizes the marketable securities held as of December 31, 2022 (in thousands):

	Amortized cost	Unrealized losses	Fair value
December 31, 2022
U.S. government agency securities and treasuries	$13,566	$(9)	$13,557
Corporate bonds	$1,953	$(2)	$1,951
Commercial paper	12,656	—	12,656

Total	$28,175	$(11)	$28,164

Investments
As of September 30, 2023 and December 31, 2022, the Company has a $2.0 million investment in Cyrus Biotechnology, Inc., or Cyrus, pursuant to an investment agreement entered into in connection with the Collaboration and License Agreement with Cyrus. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment.
4. Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per-share
data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(9,002)	$(7,893)	$(42,052)	$29,486
Less: Change in fair value of liability warrants	—	—	—	(7,329)

Adjusted net (loss) income	$(9,002)	$(7,893)	$(42,052)	$22,157

Denominator:
Weighted-average common shares outstanding—basic	154,804,503	152,849,992	153,870,912	141,969,449
Dilutive effect of employee equity incentive plans and outstanding warrants	—	—	—	1,822,611

Weighted-average common shares used in per share calculations—diluted	154,804,503	152,849,992	153,870,912	143,792,060

Net (loss) income per share:
Basic	$(0.06)	$(0.05)	$(0.27)	$0.21

Diluted	$(0.06)	$(0.05)	$(0.27)	$0.15

The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net (loss) income per share for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options, RSUs and ESPP shares	22,037,652	16,147,192	22,037,652	16,960,983
Warrants to purchase common stock	31,224,703	31,228,279	31,224,703	213,339

Total	53,262,355	47,375,471	53,262,355	17,174,322

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$74,340	$74,340	$—	$—

Total assets	$74,340	$74,340	$—	$—

Liabilities:
Warrant liabilities	$13,091	$—	$—	$13,091

Total liabilities	$13,091	$—	$—	$13,091

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$53,552	$53,552	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	13,557	—	13,557	—
Corporate bonds	1,951	—	1,951	—
Commercial paper	12,656	—	12,656	—

Total assets	$81,716	$53,552	$28,164	$—

Liabilities:
Warrant liabilities	$19,140	$—	$—	$19,140

Total liabilities	$19,140	$—	$—	$19,140

There were no transfers within the fair value hierarchy during the nine months ended September 30, 2023 or year ended December 31, 2022.
Cash, Cash Equivalents, and Restricted Cash
As of September 30, 2023 and December 31, 2022, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of September 30, 2023, the Company had a restricted cash balance relating to a secured letter of credit in connection with its lease for the Company’s headquarters. The Company’s consolidated statements of cash flows include the following as of September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$79,603	$112,843
Long-term restricted cash	1,377	1,600

Total cash, cash equivalents, and restricted cash	$80,980	$114,443

Marketable Securities
No marketable securities were held as of September 30, 2023. As of December 31, 2022, marketable securities classified as Level 2 within the valuation hierarchy consist of U.S. government agency securities and treasuries, corporate bonds and commercial paper which are available-for-sale
securities in accordance with the Company’s investment policy. The Company estimates the fair value of these marketable securities by taking into consideration valuations that include market pricing based on real-time trade data for the same or similar securities, and other observable inputs. The amortized cost of available-for-sale
debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts.

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
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2019 Warrants liability is as follows:

	September 30, 2023	December 31, 2022
Risk-free interest rate	5.46%	4.74%
Dividend yield	—	—
Expected life (in years)	1.23	1.98
Expected volatility	70.10%	79.92%
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

	September 30, 2023	December 31, 2022
Risk-free interest rate	4.80%	4.22%
Dividend yield	—	—
Expected life (in years)	3.53	4.28
Expected volatility	81.78%	98.05%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10 to these unaudited consolidated financial statements), for the nine months ended September 30, 2023 (in thousands):

Warrant liabilities
Fair value as of December 31, 2022	$19,140
Change in fair value	(6,049)

Fair value as of September 30, 2023	$13,091

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$6,732	$6,001
Computer equipment and software	701	697
Leasehold improvements	61	57
Furniture and fixtures	452	453
Office equipment	196	192
Construction in process	22	599

Total property and equipment	8,164	7,999
Less: Accumulated depreciation	(5,743)	(5,205)

Property and equipment, net	$2,421	$2,794

Depreciation expense was $0.1 million and $0.2 million for the three months ended September 30,
2
023 and 2022, respectively and $0.5 million for each of the nine months ended September 30, 2023 and 2022.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Payroll and employee related expenses	$4,774	$4,242
Accrued patent fees	561	696
Accrued external research and development costs	5,655	7,274
Accrued professional and consulting services	2,287	985
Accrued interest	—	222
Other	360	665

Accrued expenses	$13,637	$14,084

8. Leases
65 Grove Street Lease
In July 2019, the Company entered into a lease with
BRE-BMR
Grove LLC for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts, or the Headquarters Lease. On September 1, 2022, the Company entered into an amendment, or the Lease Agreement Amendment, to the Headquarters Lease, to expand the Company’s corporate headquarters located at 65 Grove Street, Watertown, Massachusetts by approximately 7,216 square feet. In connection with the Lease Agreement Amendment, the Company secured a letter of credit for the Headquarters Lease from Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), or SVB, for $1.6 million as of December 31, 2022.

In May 2023, the Company received notice from
BRE-BMR
Grove LLC that the requirements to reduce the amount of the letter of credit for the Headquarters Lease had been met. In connection therewith, in June 2023, the Company secured a letter of credit from JPMorgan Chase Bank, N.A. for $1.4 million, which is recognized as long-term restricted cash as of September 30, 2023, and renews automatically each year. The $1.6 million letter of credit with SVB was released from restriction and returned to the Company on July 17, 2023, and therefore was reclassified into cash and cash equivalents in the consolidated balance sheets.
For the three and nine months ended September 30, 2023 and 2022, the components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$696	$569	$2,088	$1,580
Variable lease cost	271	205	683	630
Short-term lease cost	1	3	6	8
Less: Sublease income	(250)	—	(756)	—

Total lease cost	$718	$777	$2,021	$2,218

The maturity of the Company’s operating lease liabilities as of September 30, 2023 were as follows (in thousands):

September 30, 2023
2023 (remainder)	$677
2024	2,740
2025	2,818
2026	2,902
2027	2,990
Thereafter	946

Total future minimum lease payments	13,073
Less: Imputed interest	2,592

Total operating lease liabilities	$10,481

The supplemental disclosure for the statement of cash flows related to operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$1,991	$1,395
Other than the initial recording of the
right-of-use
asset and lease liability for the Lease Agreement Amendment in 2022, which were non-cash,
the changes in the Company’s
right-of-use
assets and lease liabilities for the nine months ended September 30, 2023 and 2022 are reflected in the non-cash
lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	September 30,
	2023	2022
Weighted-average remaining lease term	4.7 years	5.6 years
Weighted-average discount rate	9.7%	9.6%
9. Debt
2020 Term Loan
On August 31, 2020, the Company entered into a Loan and Security Agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or the Loan and Security Agreement, and such facility, the 2020 Term Loan. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or the FDIC, was appointed as receiver. On March 13, 2023, the FDIC announced that all of Silicon

Valley Bank’s deposits and substantially all of its assets had been transferred to a newly created, full-service, FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A., or SVBB. SVBB assumed all loans that were previously held by Silicon Valley Bank. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC, including the 2020 Term Loan.
On September 11, 2023, the Company entered into a payoff letter with Oxford and SVB, pursuant to which the Company paid all outstanding amounts under the 2020 Term Loan, together with accrued interest and a prepayment penalty, resulting in the full extinguishment of the 2020 Term Loan. The total payoff amount was $22.3 million, consisting of the remaining principal amount due of $19.8 million, the final payment fee of $2.3 million, the prepayment penalty of $0.2 million, and less than $0.1 million of accrued interest.
During the three and nine months ended September 30, 2023, the Company recorded a loss of $0.7 million on the extinguishment of the 2020 Term Loan, consisting of the prepayment penalty of $0.2 million and the write-off
of $0.5 million of unamortized debt issuance costs and venture debt termination fee, which was included within interest expense in the consolidated statements of operations and comprehensive income (loss).
As of September 30, 2023, the Company had no outstanding borrowings, and as of December 31, 2022, the outstanding principal balance under the 2020 Term Loan was $25.0 million.
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
During the nine months ended September 30, 2023, the Company sold no shares of its common stock pursuant to the 2021 Sales Agreement.
Warrants
The following is a summary of warrant activity for the three and nine months ended September 30, 2023:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted- average exercise price
Outstanding at December 31, 2022	2,236,326	28,991,953	31,228,279	$1.53
Canceled	(3,576)	—	(3,576)	16.77

Outstanding at September 30, 2023	2,232,750	28,991,953	31,224,703	$1.53

See Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022 for further discussion of the terms related to the Company’s warrants.
Reserved Shares
The Company has authorized shares of common stock for future issuance as of September 30, 2023 as follows:

Exercise of warrants	31,224,703
Shares available for future stock incentive awards	8,142,893
RSUs reserved for issuance	349,750
Unvested restricted stock units	2,052,967
Outstanding common stock options	19,966,999

Total	61,737,312

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
Additionally, pursuant to the terms of the 2016 Plan, the Board is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2023, the number of shares of common stock that may be issued under the 2016 Plan was increased by 6,121,697 shares. As of September 30, 2023, 2,734,937 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 1,175,000 shares of its common stock for issuance. In March 2019, the Board approved the amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. As of September 30, 2023, there are 425,858 shares available for future grant under the 2018 Inducement Incentive Award Plan.
Stock-Based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive income (loss), including $1.5 million recognized as stock-based compensation expense upon the achievement of a technical milestone by Ginkgo Bioworks Holdings, Inc., or Ginkgo, during the nine months ended September 30, 2023 and $1.0 million recognized as stock-based compensation expense upon the issuance of common stock to Ginkgo during the nine months ended September 30, 2022 as described in Note 14, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,189	$954	$5,058	$3,993
General and administrative	1,132	1,647	3,322	4,925

Total stock-based compensation expense	$2,321	$2,601	$8,380	$8,918

Stock Options
The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the weighted-average assumptions in the following table. No stock options were granted during the three months ended September 30, 2023.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2023	2022
Risk-free interest rate	3.86%	3.95%	1.79%
Dividend yield	—	—	—
Expected term	5.93	5.94	6.03
Expected volatility	93.37%	94.64%	91.97%
Weighted-average fair value of common stock	$1.69	$1.15	$2.99
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
The weighted-average grant date fair value of stock options granted to employees was $1.31 during the three months ended September 30, 2022 and $0.90 and $2.26 during the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, total unrecognized compensation expense related to unvested employee stock options was $11.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.
The following table summarizes the stock option activity under the 2008 Plan, the 2016 Plan, and the 2018 Inducement Incentive Award Plan:

	Number of options	Weighted-average exercise price ($)	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Employees
Outstanding at December 31, 2022	15,578,412	$3.44	7.57	$4
Granted	5,477,200	$1.15
Forfeited	(1,354,852)	$2.98

Outstanding at September 30, 2023	19,700,760	$2.84	7.73	$—

Vested at September 30, 2023	9,374,463	$3.87	6.60	$—
Vested and expected to vest at September 30, 2023	18,644,435	$2.90	7.66	$—
Non-employee consultants
Outstanding at December 31, 2022	266,239	$8.05	5.08	$—

Outstanding at September 30, 2023	266,239	$8.05	4.33	$—

Vested at September 30, 2023	266,239	$8.05	4.33	$—
Vested and expected to vest at September 30, 2023	266,239	$8.05	4.33	$—
Restricted Stock Units
During the nine months ended September 30, 2023, the Company granted 1,054,600 restricted stock awards with a weighted-average fair value of $1.13 per share based on the closing price of the Company’s common stock on the date of grant to employees under the 2016 Plan, which will vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock awards to employees based on historical experience.

Unrecognized compensation expense for all restricted stock units was $2.7 million as of September 30, 2023, which is expected to be recognized over a weighted-average period of 2.5 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and 2018 Inducement Incentive Award Plan:

	Number of shares	Weighted-average grant date fair value ($)
Unvested at December 31, 2022	1,705,558	$2.62
Granted	1,054,600	1.13
Vested	(636,018)	2.40
Forfeited	(71,173)	1.99

Unvested at September 30, 2023	2,052,967	$1.95

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 173,076 shares of common stock for future issuance under the ESPP to participating employees. In January 2023, the number of shares of common stock authorized for issuance under the ESPP was increased by 1,530,424 shares. During the nine months ended September 30, 2023, the Company issued 186,044 shares of common stock under the ESPP. As of September 30, 2023, 4,982,098 shares remain available for future issuance under the ESPP.
The Company recognized stock-based compensation expense under the ESPP of less than $0.1 million for each of the three months ended September 30, 2023 and 2022 and $0.1 million for each of the nine months ended September 30, 2023 and 2022.
12. Revenue Arrangements
Astellas Gene Therapies
In January 2023, the Company entered into a License and Development Agreement, or the Astellas Agreement, with Audentes Therapeutics, Inc., doing business as Astellas. Under the Astellas Agreement, the Company granted Astellas an exclusive license to the Company’s IdeXork technology arising from Xork (defined below), to develop and commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product. Xork, Genovis’ IgG Protease, is licensed by the Genovis Agreement, as described in Note 14 to these consolidated financial statements. Astellas paid a $10.0 million upfront payment to the Company upon signing of the Astellas Agreement, and the Company is entitled to receive up to $340.0 million in future additional payments over the course of the partnership that are contingent on the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales where Xork is used as a pre-treatment
for an Astellas investigational or authorized product. The Company is also eligible for tiered royalty payments ranging from low to high single digits.
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
As of September 30, 2023, the Company recorded $4.1 million as a short-term contract liability and $4.0 million as a long-term contract liability, representing deferred revenue associated with the Astellas Agreement. As of September 30, 2023, the Company recorded a receivable of $0.5 million, representing billings for the Xork Development Services that are subject to reimbursement by Astellas. Revenue of $1.5 million and $2.9 million related to the Astellas Agreement was recognized during the three and nine months ended September 30, 2023, respectively.
Takeda Pharmaceuticals USA, Inc.
License and Development Agreement
In October 2021, the Company entered into a License Agreement, or the Takeda Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda. Under the Takeda Agreement, the Company granted Takeda an exclusive license to the Company’s ImmTOR technology initially for two specified disease indications within the field of lysosomal storage disorders. Takeda paid a $3.0 million upfront payment to the Company upon signing of the Takeda Agreement, and the Company was entitled to receive up to $1.124 billion in future additional payments over the course of the partnership that were contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. The Company was also eligible for tiered royalties on future commercial sales of any licensed products. A more detailed description of the Takeda Agreement and the Company’s evaluation of this agreement under ASC 606 can be found in Note 12 to the consolidated financial statements in our Annual Report on Form
10-K
for the year ended December 31, 2022.
On March 9, 2023, the Company was notified by Takeda of the achievement of the milestone event related to the completion of a non-clinical
milestone for one of the specified disease indications within the field of lysosomal storage disorders under the Takeda Agreement. Accordingly, the Company received a milestone payment of $0.5 million during the three months ended June 30, 2023.
The Takeda Agreement was terminated effective July 25, 2023, following Takeda’s decision to discontinue discovery and pre-clinical
activities in adeno-associated virus, or AAV, gene therapy.
As of September 30, 2023 and December 31, 2022, the Company recorded no short-term contract liability and $0.1 million as a short-term contract liability, respectively, representing deferred revenue associated with the Takeda Agreement. No revenue and revenue of $0.6 million related to the Takeda Agreement was recognized during the three and nine months ended September 30, 2023, respectively. No revenue and revenue of $1.0 million related to the Takeda Agreement was recognized during the three and nine months ended September 30, 2022, respectively.

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
and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. A more detailed description of the Sobi License and the Company’s evaluation of this agreement under ASC 606 can be found in Note 12 to the consolidated financial statements in our Annual Report on Form
10-K
for the year ended December 31, 2022.
On October 31, 2023, the Company and Sobi entered into Amendment No. 1 to the Sobi License, pursuant to which the Company granted Sobi an exclusive license to manufacture ImmTOR solely in connection with Sobi’s development of
SEL-212
under the Sobi License and is transferring certain contracts and manufacturing equipment to Sobi.
As of September 30, 2023 and December 31, 2022, the Company recorded a total outstanding receivable of $4.2 million and $5.0 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Additionally, as of September 30, 2023 and December 31, 2022, the Company recorded a total unbilled receivable of $1.9 million and $3.2 million, respectively, representing revenue earned but not yet billed for the Phase 3 DISSOLVE program. Revenue of $5.0 million and $13.7 million related to the Sobi License was recognized during the three and nine months ended September 30, 2023, respectively. Revenue of $20.7 million and $73.6 million related to the Sobi License was recognized during the three and nine months ended September 30, 2022, respectively.
Sarepta Therapeutics, Inc.
Research License and Option Agreement
In June 2020, the Company and Sarepta Therapeutics, Inc., or Sarepta, entered into a Research License and Option Agreement, or the Sarepta Agreement. Pursuant to the Sarepta Agreement, the Company agreed to grant Sarepta a license under the Company’s intellectual property rights covering the Company’s antigen-specific biodegradable nanoparticle encapsulating ImmTOR to research and evaluate ImmTOR in combination with Sarepta’s adeno-associated virus gene therapy technology, or gene editing technology, using viral or non-viral
delivery, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes, or the Indications. Sarepta initially had an option term of 24 months during which it could opt-in
to obtain an exclusive license to further develop and commercialize the product to treat at least one indication, with a potential to extend the option term for an additional fee. The Company agreed to supply ImmTOR to Sarepta for clinical supply on a cost-plus basis under the Sarepta Agreement. A more detailed description of the Sarepta Agreement and the Company’s evaluation of this agreement under ASC 606 can be found in Note 12 to the consolidated financial statements in our Annual Report on Form
10-K
for the year ended December 31, 2022.
On March 13, 2023, the Company was notified by Sarepta that Sarepta would not be exercising its exclusive option under the Sarepta Agreement. Therefore, the remaining deferred revenue balance as of December 31, 2022 of $0.5 million was recognized as revenue during the nine months ended September 30, 2023. No revenue was recognized during the three months ended September 30, 2023. No revenue and revenue of $10.2 million was recognized during the three and nine months ended September 30, 2022, respectively.
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
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.1 million.
Contract Balances from Contracts with Customers
The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2023 (in thousands):

Nine Months Ended September 30, 2023	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$593	$10,500	$(2,972)	$8,121

Total contract liabilities	$593	$10,500	$(2,972)	$8,121

13. Related-Party Transactions
April 2022 Offering
During the nine months ended September 30, 2022, the Company completed the underwritten offering as described in Note 10 to the consolidated financial statements within the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022. The following table sets fo
r
th the number of shares of common stock and 2022 Warrants purchased in such offering by directors and executive officers, as of the time of such offering, and related parties thereto:

Name	Shares of common stock purchased	2022 Warrants purchased	Total aggregate purchase price
TAS Partners, LLC (affiliate of Timothy A. Springer, Ph.D.)	6,681,600	5,011,200	$9,421,056
During the three and nine months ended September 30, 2023, there were no related party transactions.
14. Collaboration and License Agreements
Ginkgo Bioworks Holdings, Inc.
Collaboration and License Agreements
On January 3, 2022, the Company entered into a Collaboration and License Agreement, or the Second Ginkgo Agreement, with Ginkgo Bioworks Holdings, Inc., or Ginkgo. Under this agreement, the Company will engage with Ginkgo to develop AAV, capsids designed to enhance transduction efficiency and transgene expression. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments in the form of shares of the Company’s common stock, clinical and commercial milestone payments of up to $207 million in cash. The Second Ginkgo Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the Second Ginkgo Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company is accounting for the contingently issuable shares of common stock to be issued in exchange for the license obtained from Ginkgo as a liability-classified, stock-based compensation arrangement with a non-employee
which will be recognized when achievement of the milestones is probable. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Ginkgo tiered royalties ranging from low-single
digit to high-single digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.

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
On July 19, 2023, the Company and Ginkgo mutually agreed that the completion of the technical development plan’s midpoint task under the Second Ginkgo Agreement had been achieved as of June 30, 2023. This milestone resulted in the payment of $1.0 million and issuance of 1,339,285 shares of the Company’s common stock then-valued at $1.5 million to Ginkgo during the three and nine months ended September 30, 2023.
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
In October 2023, the Company notified Cyrus of its termination of the Cyrus Agreement, effective December 29, 2023.
Stock Purchase Agreement
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
As of September 30, 2023,
no
impairment indicators are present and therefore the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheet. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. The Company has no
t provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.
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
During the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million and $0.1 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share. During the three and nine months ended September 30, 2022, the Company recognized $0.2 million and $0.8 million, respectively, of collaboration expense under the AskBio Collaboration Agreement.
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
In November 2023, the Company entered into a Sixth Amendment, or the Sixth Amendment, to the MIT License. Pursuant to the Sixth Amendment, the Company will be obligated to use commercially reasonable efforts to further enable the development of a licensed product thereunder.

As of September 30, 2023, and in connection with the execution of the Spark License Agreement, the Company has made contractual payments pursuant to the MIT License totaling $2.2 million. In connection with the Spark Purchase Agreement and the calculated premium paid by Spark for the equity investments made as described in Note 12 to the consolidated financial statements within the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, the Company has made additional contractual payments pursuant to the MIT License which totaled $0.4 million as of September 30, 2023. The Company made no additional payments during the three and nine months ended September 30, 2023.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of September 30, 2023. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.
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
Effective for tax years beginning on or after January 1, 2022, research and experimental expenditures under IRC Section 174 must be capitalized over five years when performed in the U.S. and 15 years for research and experimental expenditures performed outside of the U.S. As of September 30, 2023, the Company has performed a high-level analysis of the impact of this legislation enactment and determined the projected taxable loss position for 2023 does not result in income tax due. As of December 31, 2022, the Company has $62.4 million of federal net operating losses available, subject to an 80% limitation. The Company also has $2.3 million of federal tax credits, subject to a 75% limitation. The Company maintains its full valuation allowance.
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
16. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. Commencing in January 2022, all matching contributions vest ratably over two years and participant contributions vest immediately. Contributions by the Company totaled $0.1 million during each of the three months ended September 30, 2023 and 2022, and $0.3 million during each of the nine months ended September 30, 2023 and 2022.

17. Commitments and Contingencies
As of September 30, 2023, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
The Company is a party in various other contractual disputes and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
18. Subsequent Events
On October 30, 2023, the Company notified Cyrus of its termination of the Cyrus Agreement, effective December 29, 2023.
On October 31, 2023, the Company and Sobi entered into Amendment No. 1 to the Sobi License, or the Amendment, pursuant to which the Company granted Sobi an exclusive license to manufacture ImmTOR solely in connection with Sobi’s development of

SEL-212

under the Sobi License and is transferring certain contracts and manufacturing equipment to Sobi. Additionally, in connection with entry into the Amendment, Sobi agreed to make employment offers to certain of the Company’s employees engaged in ImmTOR manufacturing activities on or prior to a specified date, and the Company agreed not to terminate the employment of such employees prior to such specified date. As a result of the Amendment, the Company maintains no responsibilities to Sobi to manufacture, or supply Sobi with, ImmTOR under the Sobi License.
On November 13, 2023, the Company merged with Cartesian pursuant to the Merger Agreement. Under the terms of the Merger Agreement, at the closing of the Merger, the Company acquired all of Cartesian’s assets, and the Company agreed to issue to the holders of Cartesian capital stock an aggregate of 6,723,662 shares of the Company’s common stock, par value $0.0001 per share, or the common stock, and 384,930.725 shares of Series A

Non-Voting

Preferred Stock, par value $0.0001 per share, or the Series A Preferred Stock. The Series A Preferred Stock is convertible into the Company’s common stock upon stockholder approval of such conversion.
The Certificate of Designation of Preferences, Rights and Limitations of the Series A
Non-Voting
Convertible Preferred Stock, or the Certificate of Designation, contains a provision granting each holder of the Series A Preferred Stock the option to require the Company to redeem any or all of such holder’s preferred shares if the Company’s stockholders have not voted to approve the conversion of the Series A Preferred Stock to common stock within 18 months of the Closing Date; provided, however, that no holder will have the right to seek redemption of any shares of Series A Preferred Stock to the extent that such holder would otherwise be unable to convert such shares of Series A Preferred Stock due to the 19.9% common stock beneficial ownership limitation contained in the Certificate of Designation. The per-share
redemption price is the average closing trading price of the common stock for the ten preceding trading days ending on, and including, the trading day immediately prior to the date a notice of conversion is delivered to the Company. The Company could be required to use a significant amount of its cash resources on hand to satisfy this redemption obligation, particularly if holders of Series A Preferred Stock exercise their redemption right with respect to a significant number of shares of Series A Preferred Stock or at a time when the trading price of the Company’s common stock is elevated. Further, in the event that the Company does not have sufficient cash on hand to satisfy its redemption obligations, the Company may need to raise additional capital to satisfy these potential obligations. Any redemption payments could materially limit the amount of cash the Company has available to fund its operations.
Concurrently with the closing of the Merger, the Company entered into a securities purchase agreement with certain investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or the Financing. In the Financing, the Company agreed to issue 149,330.115 shares of Series A Preferred Stock in exchange for aggregate gross proceeds of $60.25 million. The Company granted customary registration rights to investors in the Financing.
Additionally, on November 13, 2023, the Company announced a dividend of one contingent value right to be issued to each holder of the Company’s common stock as of the close of business on December 4, 2023. When issued, a contingent value right will entitle its holder to a portion of royalties and other payments received by the Company with respect to its legacy assets, net of certain deductions.

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

Overview

Following the closing of the Merger described below, we are a clinical-stage biotechnology company pioneering RNA cell therapies for the treatment of autoimmune diseases. Our proprietary technology and manufacturing platform, RNA Armory®, is designed to enable precision control and optimization of engineered cells for diverse cell therapies leveraging multiple modalities, including autologous, allogeneic, and in vivo transfection. We believe our RNA approach has the potential to expand the reach of cell therapy to treat autoimmunity with safer, potent, and less expensive therapies compared a DNA approach, and potentially in the outpatient setting.

Our wholly owned pipeline includes:

•

Descartes-08: Descartes-08 is an autologous anti-BCMA RNA-engineered chimeric antigen receptor T-cell therapy, or rCAR-T. Compared to conventional DNA-based CAR T-cell therapies, we believe rCAR-T does not require preconditioning chemotherapy, has predictable and controllable pharmacokinetics, and avoids the risk of genomic integration. Descartes-08 is currently in clinical development for autoimmune diseases and generalized myasthenia gravis, or MG, a chronic autoimmune disorder that causes disabling muscle weakness and fatigue. Descartes-08 has been granted Orphan Drug Designation by the U.S. Food and Drug Administration for the treatment of MG.

Cartesian previously reported positive data from the Phase 2a study of 14 patients with MG who received six weekly infusions of Descartes-08 in the outpatient setting without preconditioning chemotherapy. In the trial, the results of which were published in The Lancet Neurology, Descartes-08 was observed to be safe and well-tolerated, and to induce deep and durable responses. Enrollment is currently ongoing in a Phase 2b randomized, double-blind, placebo-controlled trial (NCT04146051) in patients with MG, with topline results expected in mid-2024.

Beyond MG, initiation of a Phase 2 study of Descartes-08 in patients with systemic lupus erythematosus, a chronic autoimmune disease that causes systemic inflammation which affects multiple organ systems, is expected in the first half of 2024. In addition, initiations of a Phase 2 ocular autoimmune basket trial and a Phase 2 vasculitic autoimmune basket trial are planned for mid-2024 and the second half of 2024, respectively.

Descartes-15: Descartes-15 is designed to be a next-generation autologous anti-BCMA rCAR-T. In preclinical studies, Descartes-15 was observed to be significantly more potent than Descartes-08. We intend to leverage its clinical observations to date from its Descartes-08 clinical program to inform the clinical strategy for Descartes-15 for the treatment of autoantibody-associated autoimmune diseases, or AAAD.

•

Descartes-33: Descartes-33 is designed to be an off-the-shelf (“allogeneic”) mesenchymal stem cell therapy, or rMSC, for the treatment of AAAD. In in vitro studies, Descartes-33 was observed to induce potent degradation of neutrophil extracellular traps.

Recent Developments

Merger

On November 13, 2023, Selecta Biosciences, Inc. merged with Cartesian Therapeutics, Inc., pursuant to the Merger Agreement. Under the terms of the Merger Agreement, at the closing of the Merger, we acquired all of Cartesian’s assets, and we agreed to issue the holders of Cartesian capital stock a total of 6,723,662 shares of Selecta’s common stock and 384,930.725 shares of Selecta’s Series A Preferred Stock. Also at the closing of the Merger, each option to purchase shares of Cartesian capital stock that was outstanding and unexercised, whether or not vested, was converted into and became an option to purchase our common stock or Series A Non-Voting Convertible Preferred Stock, or the Series A Preferred Stock, and we assumed Cartesian’s 2016 Stock Incentive Plan.

The Series A Preferred Stock to be issued in the Merger is convertible into our common stock upon stockholder approval of such conversion. The proposal to approve such conversion is referred to as the conversion proposal. Pursuant to the Merger Agreement, we are required to seek stockholder approval of the conversion proposal as promptly as reasonably practicable following the Merger, at a special meeting of stockholders, and, if such approval is not obtained at that meeting, to seek to obtain such approval at an annual or special meeting to be held at least every six months thereafter until such approval is obtained.

In accordance with the Merger Agreement, each of Peter Traber, Kei Kishimoto and Lloyd Johnston resigned as Chief Medical Officer, Chief Scientific Officer and Chief Operations Officer, respectively, following which Drs. Traber, Kishimoto, and Johnston will serve as Senior Clinical Advisor, Senior Scientific Advisor, and Senior Operations Advisor, respectively, to the Company. The Board subsequently appointed Metin Kurtoglu as the Company’s Chief Operating Officer, Milos Miljkovic as Chief Medical Officer, and Chris Jewell as Chief Scientific Officer.

Immediately following the completion of the Merger, Selecta securityholders owned approximately 27% of our outstanding shares of common stock on a fully diluted basis and Cartesian securityholders owned approximately 73% of our outstanding shares on a fully diluted basis.

Support Agreements

Also on November 13, 2023, certain of our officers, directors and stockholders, collectively referred to as the Supporting Stockholders, entered into Support Agreements with us, or the Support Agreements. Under the terms of the Support Agreements, each Supporting Stockholder has agreed, among other things, to vote all shares of common stock held by such person in favor of the conversion proposal and a proposal to amend our restated certificate of incorporation, as amended, to increase our authorized share capital, until the expiration of the Support Agreements. As of November 13, 2023, the Supporting Stockholders beneficially owned an aggregate of approximately 25% of the outstanding shares of Selecta’s common stock.

Lock-up Agreements

Concurrently and in connection with the execution of the Merger Agreement, certain Cartesian stockholders as of immediately prior to the Merger, and certain of the directors and officers of Selecta as of immediately prior to the Merger entered into lock-up agreements, or the Lock-up Agreements, with the Company and Cartesian, pursuant to which each such stockholder will be subject to a 180-day lock-up on the sale or transfer of shares of Common Stock held by each such stockholder at the closing of the Merger, including those shares of common stock and Series A Preferred Stock (including the shares of common stock into which such Series A Preferred Stock is convertible) received by Cartesian stockholders in the Merger.

CVR

Additionally, on November 13, 2023, we announced that we expected to enter into a contingent value rights agreement, or the CVR Agreement, with Equiniti Trust Company, LLC, or the Trustee, within 30 days of the Merger. In connection with announcement of the CVR Agreement, we also announced that we declared a dividend of one contingent value right, or a CVR, to be issued to each holder of our common stock as of December 4, 2023, the record date. When issued, each CVR will entitle its holder, which is referred to as a Holder, to, during the period ending on the date on which the Royalty Term (as defined in our License and Development Agreement, as amended, with Swedish Orphan Biovitrum AB (publ.), or the Sobi License, ends, or the Termination Date:

(i)

100% of all milestone payments, royalties and other amounts paid to the Company or its controlled affiliates, or the Company Entities, prior to the Termination Date, under the Sobi License, or, following certain terminations of the Sobi License, any agreement a Company Entity enters into that provides for the development and commercialization of SEL-212, or a New Applicable Agreement; and

(ii)

100% of all cash consideration and the actual liquidation value of any and all non-cash consideration of any kind that is paid to or is actually received by any Company Entity prior to the Termination Date pursuant to an agreement between a Company Entity and any person who is not a Company Entity relating to a sale, license, transfer or other disposition of any transferable asset of the Company Entities existing as of immediately prior to the Merger, or a Disposition, other than those exclusively licensed under the Sobi License or which the Company Entities are required to continue to own In order to comply with the Sobi License, or a Disposition Agreement.

The distributions in respect of the CVRs will be made on a semi-annual basis, and will be subject to a number of deductions, subject to certain exceptions or limitations, including for (A) certain taxes, (B) certain out-of-pocket expenses incurred by the Company Entities including audit and accounting fees incurred in connection with reporting obligations relating to the CVRs, in respect of its performance of the Sobi License or any New Applicable Agreement, in connection with the entry into a Disposition Agreement, and under any Disposition Agreement and performance of the Company Entities’ related obligations thereunder, (C) a fixed amount of $750,000 for each Distribution Period (as defined below) to account for general and administrative overhead incurred by the Company Entities, (D) in the case of a distribution that includes payments for certain milestones under clause (ii) above and for the upfront portion, if any, of the consideration payable under a Disposition Agreement, or a Trigger Distribution, the sum of payments made under any liabilities of the Company Entities arising under real property leases in effect as of immediately prior to Closing, or Lease Liabilities after the Closing and the aggregate remaining payment obligations under the Lease Liabilities outstanding as of the applicable date of measurement (but subject to a positive adjustment in case amounts held back under this clause (D) exceed the liabilities actually incurred under the Lease Liabilities at the time such a lease expires or is terminated, assigned or subleased), and (E) in the case of a Trigger Distribution, the sum of payments made after Closing under certain liabilities relating to the Company’s Xork product candidate, or Xork Liabilities, after the Closing and the aggregate remaining payment obligations under Xork Liabilities outstanding as of the applicable date of measurement but subject to a positive adjustment in case amounts held back under this clause (E) exceed the liabilities actually incurred under the Xork Liabilities at such time as the development activities with respect to Xork are terminated, transferred or assigned by the Company Entities or otherwise completed in accordance with the development plan set forth in the Company’s License and Development Agreement with Audentes Therapeutics, Inc., or the Astellas Agreement, when such termination, transfer, assignment or completion occurs.

We will calculate the amount of any payment due on the CVRs for each six-month period from January 1 through June 30 and each six-month period from July 1 through December 31 of each year (each such period is referred to as a Distribution Period), except that the initial Distribution Period will commence on the date of the CVR Agreement and run through June 30, 2024.

Payments on the CVRs will be cumulative and will be payable no later than the close of business on each March 15 (for Distribution Periods that end on December 31) and September 15 (for Distribution Periods that end on June 30), commencing on September 15, 2024, with each such date referred to as a Distribution Payment Date, to holders of record as of the close of business on the first day of the month of the applicable Distribution Payment Date. If a Distribution Payment Date is not a business day, payment will be made on the immediately succeeding business day, without the accumulation of additional distributions. If the amount of any per-CVR distribution is less than $0.02, we may elect to defer such distribution until the next Distribution Payment Date when the aggregate per-CVR distribution would be $0.02 or greater.

Under the CVR Agreement, as long as any CVRs are outstanding, we will not, (i) without the affirmative vote of the Holders of at least 66 and 2/3% of the then-outstanding CVRs: (i) modify in a manner adverse to the Holders any provision contained in the CVR Agreement with respect to the termination of the CVR Agreement or the CVRs, or the time for payment and amount of any distribution, or modify in any manner any provision of the CVR Agreement if such modification would reduce the amounts payable in respect of the CVRs or modify any other payment term or payment date, (ii) without the consent of each Holder of each outstanding CVR affected thereby, reduce the number of CVRs, (iii) without the consent of the affirmative vote of the Holders of a majority of the then-outstanding CVRs modify any of the foregoing provisions summarized in this paragraph, except to increase the percentage of Holders from whom consent or approval is required or to provide that certain other provisions of the CVR Agreement cannot be modified or waived without the consent of the Holders protected thereby, or alter, change, amend, or modify, in each case in any material respect or in any manner adverse to the Holders, the Sobi License, our License and Development Agreement with Astellas Gene Therapies, or the Astellas Agreement, or the Exclusive License Agreement with Genovis AB (publ.), or the Genovis Agreement, terminate the Sobi License, or sell, license, assign, transfer, enter into any monetization transaction, or otherwise dispose of or otherwise grant or suffer to exist a mortgage, pledge, lien, encumbrance or other security interest on all or a portion of (A) the patents or patent applications licensed under the Sobi License or (B) the Sobi License or any rights to receive any milestone payments, royalties or other amounts under the Sobi License, and (iv) subject to limited exceptions, will not issue CVRs, other than pursuant to the Merger Agreement and except to holders of outstanding warrants to purchase shares of common stock.

Additionally, in the event of certain terminations of the Sobi License at a time when any CVRs are outstanding, we will, and will cause our applicable related entities to, exercise our rights to obtain a “reversion license” and enforce any of our rights under the terminated Sobi License that survive the termination or expiration thereof. Further, in the event that following entry into a reversion license, we or any of such entities enter into an agreement for any sale, license, transfer or other disposition with a third party that provides for the development and commercialization of SEL-212, we will, and will cause our applicable related entities to, comply with the provisions of the CVR Agreement in connection with such new agreement.

Under the CVR Agreement, the Trustee has, and Holders of at least 20% of the CVRs then-outstanding may also instruct the Trustee to exercise, certain rights to inspection, audit, and enforcement on behalf of all Holders of the CVRs.

We estimate that peak sales of SEL-212, if approved, could reach over $700 million.

PIPE Financing

Concurrently with the closing of the Merger, we entered into a securities purchase agreement with certain investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or the Financing. In the Financing, we agreed to issue 149,330.115 shares of Series A Preferred Stock in exchange for aggregate gross proceeds of $60.25 million. We granted customary registration rights to investors in the Financing.

The foregoing summaries of the Merger Agreement, form of Support Agreement, form of lock-up agreement, form of CVR Agreement, and form of securities purchase agreement are not complete and are qualified in their entirety by reference to the full texts of the Merger Agreement, form of Support Agreement, form of lock-up agreement, form of CVR Agreement, and form of securities purchase agreement, copies of which are incorporated by reference as Exhibits 2.1, 10.1, 10.2, 4.1, and 10.3, respectively, to this Quarterly Report on Form 10-Q.

Components of Results of Operations

To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants, collaboration and license arrangements and our credit facility. We do not have any products approved for sale and have not generated any product sales.

Except for the year ended December 31, 2022, we have incurred significant operating losses since our inception. We incurred a net loss of $42.1 million and had net income of $29.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $437.0 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•	advance Descartes-08 for MG into Phase 3 development;

•	continue to develop our preclinical and clinical-stage product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials; and

•	maintain, expand and protect our intellectual property portfolio, including through licensing arrangements.

Concurrently with the closing of the Merger, we entered into a securities purchase agreement relating to the PIPE Financing. In the Financing, we agreed to issue 149,330.115 shares of Series A Preferred Stock in exchange for aggregate gross proceeds of $60.25 million. We granted customary registration rights to investors in the Financing.

We believe that our existing cash, cash equivalents, and restricted cash as of September 30, 2023, combined with net proceeds from the Financing will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We intend to seek collaboration partners for the assets in the development programs that we are no longer actively advancing.

The consolidated financial information for the nine months ended September 30, 2023 and 2022 presented below includes the accounts of Selecta Biosciences, Inc. and our wholly owned subsidiaries, Selecta (RUS) LLC, a Russian limited liability company, or Selecta (RUS), and Selecta Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.

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

Interest expense

Interest expense consists of interest expense on amounts borrowed under our credit facilities and loss on extinguishment of debt.

Other income, net

Other income, net consists primarily of sublease income during the three and nine months ended September 30, 2023 and was de minimis during the three and nine months ended September 30, 2022.

Change in fair value of warrant liabilities

Common warrants classified as liabilities are remeasured at fair value, utilizing a Black-Scholes valuation methodology, quarterly with the change in fair value recognized as a component of earnings.

Foreign currency transaction gain (loss)

The functional currency of our Russian subsidiary is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of each of September 30, 2023 and December 31, 2022, we maintained cash of $0.2 million in Russian banks accounts in denominations of both Russian rubles and U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Collaboration and license revenue

The following is a comparison of collaboration and license revenue for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (decrease)
	2023	2022
Collaboration and license revenue	$6,551	$20,710	$(14,159)	(68)%

During the three months ended September 30, 2023, collaboration and license revenue was $6.6 million, compared to $20.7 million in 2022. During the three months ended September 30, 2023 and 2022, we recognized $5.0 million and $20.7 million, respectively, under the license agreement with Sobi resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program. Additionally, during the three months ended September 30, 2023, $1.5 million was recognized under the Astellas Agreement.

Research and development expenses

The following is a comparison of research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (decrease)
	2023	2022
Research and development	$13,002	$16,539	$(3,537)	(21)%

During the three months ended September 30, 2023, our research and development expenses decreased by $3.5 million, or 21%, as compared to the three months ended September 30, 2022. The decrease in cost was primarily the result of the strategic reprioritization.

General and administrative expenses

The following is a comparison of general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (decrease)
	2023	2022
General and administrative	$6,614	$5,770	$844	15%

During the three months ended September 30, 2023, our general and administrative expenses increased by $0.8 million, or 15%, as compared to the three months ended September 30, 2022. The increase in costs was primarily the result of an increase in expenses incurred for professional fees.

Investment income

Investment income was $1.3 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. The increase in investment income was due to increased investment and higher interest rates.

Foreign currency transaction gain (loss)

We recognized de minimis foreign currency fluctuations during each of the three months ended September 30, 2023 and 2022.

Interest expense

Interest expense was $1.3 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, representing interest expense and amortization of the carrying costs of our credit facilities and loss on extinguishment of debt during the three months ended September 30, 2023.

Change in fair value of warrant liabilities

For the three months ended September 30, 2023, we recognized $3.8 million of income from the decrease in the fair value of warrant liabilities utilizing the Black-Scholes valuation methodology. The decrease in value was primarily driven by a driven by a decrease in the remaining expected life of the warrants and a decrease in the price of our common stock. For the three months ended September 30, 2022, we recognized a $6.5 million charge from the increase in the fair value of warrant liabilities primarily driven by an increase in the price of our common stock.

Other income, net

Other income, net consists primarily of sublease income for the three months ended September 30, 2023 and was de minimis for the three months ended September 30, 2022.

Income taxes

For the three months ended September 30, 2023, we recognized no income tax expense. For the three months ended September 30, 2022, we recognized $0.3 million in income tax benefit primarily related to the abatement of penalties and interest.

Net (loss) income

Net loss for the three months ended September 30, 2023 was $9.0 million compared to net loss of $7.9 million for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Collaboration and license revenue

The following is a comparison of collaboration and license revenue for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (decrease)
	2023	2022
Collaboration and license revenue	$17,738	$93,982	$(76,244)	(81)%

During the nine months ended September 30, 2023 and 2022, we recognized $13.7 million and $73.6 million under the Sobi License resulting from the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program. Additionally, during the nine months ended September 30, 2023, $2.9 million was recognized under the Astellas Agreement and $0.6 million was recognized under the Takeda Agreement, and $0.5 million was recognized under the Sarepta Agreement. During the nine months ended September 30, 2022, $10.2 million was recognized under the Sarepta Agreement, $9.2 million was recognized upon the mutual termination of the Spark License Agreement, and $1.0 million was recognized under the Takeda Agreement.

Research and development expenses

The following is a comparison of research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (decrease)
	2023	2022
Research and development	$49,408	$53,410	$(4,002)	(7)%

During the nine months ended September 30, 2023, our research and development expenses decreased by $4.0 million, or 7%, as compared to the nine months ended September 30, 2022. The decrease in cost was primarily the result of the strategic reprioritization, partially offset by increased contract license and milestone payments and a one-time cash charge to salaries and benefits as a result of our headcount reduction in April 2023.

General and administrative expenses

The following is a comparison of general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (decrease)
	2023	2022
General and administrative	$18,414	$17,538	$876	5%

During the nine months ended September 30, 2023, our general and administrative expenses increased by $0.9 million, or 5%, as compared to the nine months ended September 30, 2022. The increase in costs was primarily driven by a one-time cash charge to salaries and benefits as a result of our headcount reduction in April 2023 and an increase in expenses incurred for professional fees partially offset by a reduction in expenses incurred for stock compensation.

Investment income

Investment income was $4.0 million and $0.9 million, for the nine months ended September 30, 2023 and 2022, respectively. The increase in investment income was due to increased investments and higher interest rates.

Foreign currency transaction gain (loss)

We recognized de minimis foreign currency fluctuations during the nine months ended September 30, 2023 and 2022, respectively.

Interest expense

Interest expense was $2.8 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively, representing interest expense and amortization of the carrying costs of our credit facilities and loss on extinguishment of debt during the nine months ended September 30, 2023.

Change in fair value of warrant liabilities

For the nine months ended September 30, 2023, we recognized $6.0 million of income for the decrease in the fair value of warrant liabilities utilizing a Black-Scholes valuation methodology. The decrease in value was primarily driven by a decrease in the remaining expected life of the warrants and a decrease in the price of our common stock. For the nine months ended September 30, 2022, we recognized $7.3 million of income for the decrease in the fair value of warrant liabilities primarily driven by a decrease in the price of our common stock.

Other income (expense)

Other income was $0.8 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by sublease income.

Income taxes

For the nine months ended September 30, 2023, we recognized no income tax expense. For the nine months ended September 30, 2022, we recognized $0.3 million in income tax benefit primarily related to the abatement of penalties and interest.

Net (loss) income

Net loss for the nine months ended September 30, 2023 was $42.1 million compared to net income of $29.5 million for the nine months ended September 30, 2022.

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

As of September 30, 2023, our cash, cash equivalents, and restricted cash were $81.0 million, of which $1.4 million was restricted cash related to lease commitments and $0.2 million was held by our Russian subsidiary designated solely for use in its operations.

In connection with the Sobi Amendment, certain of our employees agreed to transfer their employment to Sobi. Additionally, we have informed certain employees that we intend to terminate their employment later in 2023. As a result of such terminations, we expect to incur $3.0 million of cash charges related to severance and benefit costs in 2023.

In addition to our existing cash equivalents, we have from time to time, and may, in the future receive research and development funding pursuant to our collaboration and license agreements. Currently, funding from payments under our collaboration agreements represent our only source of committed external funds.

Indebtedness

On August 31, 2020, we entered into a term loan of up to $35.0 million, or the 2020 Term Loan, consisting of term loans in an aggregate amount of $25.0 million, or the Term A Loan, and term loans in an aggregate amount of $10.0 million, or the Term B Loan, governed by a loan and security agreement among us and Oxford Finance LLC, or Oxford, as collateral agent and a lender, and Silicon Valley Bank, as a lender. The Term A Loan was funded in full on August 31, 2020, or the Funding Date, and would have matured on August 1, 2025. The second draw period expired on September 30, 2021.

On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or the FDIC, was appointed as receiver. On March 13, 2023, the FDIC announced that all of Silicon Valley Bank’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A., or SVBB. SVBB assumed all loans that were previously held by Silicon Valley Bank. On March 27, 2023, First-Citizens Bank & Trust assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC.

On September 11, 2023, we entered into a payoff letter with Oxford and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for SVBB (as successor to Silicon Valley Bank)), pursuant to which we paid all outstanding amounts under the 2020 Term Loan, together with accrued interest and a prepayment penalty, resulting in the full extinguishment of the 2020 Term Loan. The total payoff amount was $22.3 million, consisting of the remaining principal amount due of $19.8 million, the final payment fee of $2.3 million, the prepayment penalty of $0.2 million, and less than $0.1 million of accrued interest.

If in the future we seek debt financing, the terms of such debt could restrict our operating and financial flexibility by imposing liens on our assets and covenants on the operation of our business.

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

The Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock, or the Certificate of Designation, contains a provision granting each holder of the Series A Preferred Stock the option to require us to redeem any or all of such holder’s preferred shares if the our stockholders have not voted to approve the conversion of the Series A Preferred Stock to common stock within 18 months of the Closing Date; provided, however, that no holder will have the right to seek redemption of any shares of Series A Preferred Stock to the extent that such holder would otherwise be unable to convert such shares of Series A Preferred Stock due to the 19.9% common stock beneficial ownership limitation contained in the Certificate of Designation. The per-share redemption price is the average closing trading price of the common stock for the ten preceding trading days ending on, and including, the trading day immediately prior to the date a notice of conversion is delivered to us. We could be required to use a significant amount of its cash resources on hand to satisfy this redemption obligation, particularly if holders of Series A Preferred Stock exercise their redemption right with respect to a significant number of shares of Series A Preferred Stock or at a time when the trading price of our common stock is elevated. Further, in the event that we do not have sufficient cash on hand to satisfy its redemption obligations, we may need to raise additional capital to satisfy these potential obligations. Any redemption payments could materially limit the amount of cash we have available to fund our operations.

As of September 30, 2023, we had an accumulated deficit of $437.0 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

We believe that our existing cash, cash equivalents, and restricted cash as of September 30, 2023, combined with net proceeds from the Financing will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to further curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the timing for stockholder approval of the conversion of our Series A Preferred Stock into common stock and the amount of any associated redemptions;

•	our collaboration agreements remaining in effect, our entering into additional collaboration agreements and our ability to achieve milestones under these agreements;

•	the manufacturability and cost of manufacturing clinical supplies of our product candidates;

•	the size of our headcount and associated costs;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the effect of competing technological and market developments.

Summary of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash (used in) and provided by:
Operating activities	$(27,875)	$(19,782)
Investing activities	28,112	(20,491)
Financing activities	(27,226)	39,215
Effect of exchange rate changes on cash	(69)	65

Net change in cash, cash equivalents, and restricted cash	$(27,058)	$(993)

Operating activities

Net cash used in operating activities of $27.9 million for the nine months ended September 30, 2023 included approximately $36.8 million of net loss, adjusted for non-cash items, and approximately $8.9 million cash provided by changes in operating assets and liabilities.

Net cash used in operating activities of $19.8 million for the nine months ended September 30, 2022 included approximately $33.6 million of net income, adjusted for non-cash items, and uses of cash of approximately $53.4 million for changes in operating assets and liabilities.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $28.1 million compared to net cash used in investing activities of $20.5 million in the same period in 2022. The net cash provided by investing activities for the nine months ended September 30, 2023 was primarily proceeds from the maturities of marketable securities offset by purchases of property and equipment. The net cash used in investing activities for the nine months ended September 30, 2022 was primarily purchases of marketable securities offset by proceeds from maturities of marketable securities.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $27.2 million compared to net cash provided by financing activities of $39.2 million in the same period in 2022. The net cash used in financing activities in the nine months ended September 30, 2023 was primarily the result of repayments of principal on outstanding debt offset by proceeds from issuance of common stock under the Employee Stock Purchase Plan and in the nine months ended September 30, 2022 was primarily the result of net proceeds from underwritten and “at-the-market” offerings.

Recent Accounting Pronouncements

For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents, restricted cash and marketable securities of $81.0 million and $136.2 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current policy to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

RISK FACTORS SUMMARY

Investing in our common stock involves various risks. You should carefully read and consider the matters discussed in this Quarterly Report under the heading “Risk Factors,” which include the following risks:

•	We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

•	We will need substantial additional funding in order to complete development of our product candidates and commercialize our products, if approved.

•	Our product candidates are based on our rCAR-T and rMSC therapies, which are unproven approaches to the treatment of disease.

•	Regulatory authorities in the United States and European Union have limited experience in reviewing and approving cell therapy products for autoimmune disease.

•	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome.

•	Geopolitical events, instability and wars can adversely affect both our clinical operations and supply chains that we rely on to advance our drug candidates.

•

Manufacturing our products is complex and involves new or unproven technology. Some of our products are made on a patient-by-patient basis, rendering them less predictable and requiring more demanding logistics.

•	We expect to continue to grow our manufacturing capabilities and resources and we must incur significant costs to develop this expertise and/or rely on third parties to manufacture our products.

•

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials.

•

If we or our licensors are unable to adequately protect our proprietary technology, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would negatively impact our business.

•	We may suffer from effects of macroeconomic instability and inflation.

•	We have been in the past and may in the future be subject to securities class action lawsuits.

•	The failure to successfully integrate the businesses of Cartesian would adversely affect the Company’s future results.

•	Our Company’s future results will suffer if the combined Company does not effectively manage its expanded operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this Quarterly Report. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to the Development of our Product Candidates

We develop our RNA-based product candidates by leveraging our proprietary technology and our manufacturing platform, RNA Armory®, which is an unproven approach to the treatment of autoimmune disease. We are early in most of our clinical development efforts and may not be successful in our efforts to build a pipeline of product candidates and develop marketable drugs.

Our RNA approach to develop product candidates for the treatment of autoimmune diseases is an unproven approach. Our most advanced product candidate, Descartes-08 is in Phase 2 clinical development. We have not demonstrated the ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial product, or arrange for a third party to do so on our behalf, or conduct other sales and marketing activities necessary for successful product commercialization. We may have problems identifying new product candidates and applying our technologies to these other areas. Even if we are successful in identifying new product candidates, they may not be suitable for clinical development, including as a result of manufacturing difficulties, harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:

•	design, initiation and completion of preclinical studies and clinical trials with positive results;

•	reliance on third parties, including but not limited to collaborators, licensees, clinical research organizations and contract manufacturing organizations;

•	receipt of marketing approvals from applicable regulatory authorities;

•

obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates and not infringing or violating patents or other intellectual property of third parties;

•	manufacturability, manufacturing, logistics, and stability of our cell therapies, including autologous cell therapies;

•	growing our internal current Good Manufacturing Practice (cGMP) manufacturing capabilities to support commercial manufacturing or making arrangements with third-party manufacturers;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	acceptance of our products, if and when approved, by patients and the medical community;

•	effectively competing with other therapies;

•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved;

•	maintaining an acceptable safety profile of our products following approval; and

•	maintaining and growing an organization of scientists and businesspeople who can develop and commercialize our product candidates and technology.

Our failure to successfully execute on of any of the foregoing for any reason would effectively prevent or delay approval of our lead and other product candidates.

Clinical drug development is inherently risky and involves a lengthy and expensive process which is subject to a number of factors, many of which are outside of our control. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Clinical development is expensive, time consuming and involves significant risk. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete manufacturing and preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Manufacturing cell therapies, particularly those modified with RNA, is a new field. Preclinical development is costly and inherently uncertain. Early preclinical results may not be predictive of future results, however, if our technology proves to be ineffective or unsafe as a result of, among other things, adverse side effects, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the clinical development and commercialization of our product candidates.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical development or early-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Serious adverse events (SAEs) caused by, or other unexpected properties of, any product candidates that we may choose to develop could cause us, an institutional review board or regulatory authority to interrupt, delay or halt clinical trials of one or more of such product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable non-U.S. regulatory authorities. If any product candidate that we may choose to develop is associated with SAEs or other unexpected properties, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which those undesirable characteristics would be expected to be less prevalent, less severe or more tolerable from a risk-benefit perspective. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory authority approval. If we fail to produce positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be negatively impacted.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval for, or commercialize, our product candidates, including:

•	clinical trials of our product candidates may produce unfavorable, incomplete or inconclusive results;

•	we may be unable to manufacture our product candidates, which in some cases such as rCAR-T, are manufactured on a patient-by-basis basis;

•

regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or may place a clinical hold on existing clinical trials;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with contract research organizations (CROs), or clinical trial sites;

•

we may be unable to recruit suitable patients to participate in a clinical trial, the number of patients required for clinical trials of our product candidates may be larger than we expect, enrollment in these clinical trials may be slower than we expect or participants may drop out of these clinical trials at a higher rate than we expect, or enrollment could be affected by the ongoing conflicts in Ukraine and the Middle East;

•	the number of clinical trial sites required for clinical trials of our product candidates may be larger than we expect;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•

investigators, regulators, data safety monitoring boards or institutional review boards may require that we or our investigators suspend or terminate clinical research, or we may decide to do so ourselves;

•	investigators may deviate from the trial protocol, fail to conduct the trial in accordance with regulatory requirements or misreport study data;

•

the cost of clinical trials of our product candidates may be greater than we expect or we may have insufficient resources to pursue or complete certain aspects of our clinical trial programs or to do so within the timeframe we planned;

•

the supply or quality of raw materials or manufactured product candidates (whether provided by us or third parties) or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or in a timely manner, or we may experience interruptions in supply;

•	laboratories that we rely upon to perform certain quality control tests may become unavailable, or their services could be delayed;

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we expect;

•

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

•	geopolitical events may affect international and overseas trial sites in ways beyond our control.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, or if we are forced to delay or abandon certain clinical trials or other testing in order to conserve capital resources, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;

•	obtain marketing approval in some countries and not in others;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or

•	have a product removed from the market after obtaining marketing approval.

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

Opening trial sites outside the United States may involve additional regulatory, administrative and financial burdens, including compliance with foreign and local requirements relating to regulatory submission and clinical trial practices. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices (GCPs), and the FDA must be able to validate the data from the trial through an onsite inspection, if necessary. Generally, the patient population for any clinical trials conducted outside the United States must be representative of the population for which we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Nonetheless, there can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our development of any applicable product candidates.

Additional risks inherent in conducting international clinical trials include:

•	foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;

•

increased costs and heightened supply constraints associated with the acquisition of standard of care drugs and/or combination or comparator agents for which we may bear responsibility in certain jurisdictions;

•	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;

•	foreign exchange fluctuations;

•	more burdensome manufacturing, customs, shipment and storage requirements;

•	cultural differences in medical practice and clinical research;

•	lack of consistency in standard of care from country to country;

•	diminished protection of intellectual property in some countries; and

•	changes in country or regional regulatory requirements; and

•	geopolitical instability or wars in regions outside of the United States where we conduct clinical trials may impact ongoing clinical trials.

We may not be able to qualify for or obtain various designations from regulators that would have the potential to expedite the review process of one or more of our product candidates and even if we do receive one or more such designations there is no guarantee that they will ultimately expedite the process, or aid in our obtaining marketing approval or provide market exclusivity.

There exist several designations that we can apply for from the FDA and other regulators that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives as well as the potential for post-approval exclusivity for a period of time. These designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, fast track status and priority review for our product candidates. For example, Descartes-08 has been granted Orphan Drug Designation by the FDA for the treatment of MG. We expect to seek one or more of these designations for our other current and future product candidates. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates that do qualify for these designations will be granted such designations or that the FDA will not revoke a designation it grants at a later date, or that Congress will not change the law about a designation. Further, there can be no assurance that any of our product candidates that are granted such designations, including Descartes-08, will ever benefit from such designations or that the FDA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. In particular, the scope of exclusivity afforded for RNA-modified cell therapy products may not be well defined. Further with respect to orphan drug status, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care.

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

Any drug-related side effects observed in our clinical trials could also affect patient enrollment in our clinical trials or the ability of any enrolled patients to complete such trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	regulatory authorities may impose additional restrictions on the marketing of, or the manufacturing processes for, the particular product;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties;

•	our reputation may suffer; and

•

we could be required to develop a REMS plan to prevent, monitor and/or manage a specific serious risk by informing, educating and/or reinforcing actions to reduce the frequency and/or severity of the event.

Any of these events could prevent us from achieving or maintaining market acceptance of a particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Risks Related to Manufacturing and our Dependence on Third Parties

We expect to continue to grow our manufacturing capabilities and resources and we must incur significant costs to develop this expertise and/or rely on third parties to manufacture our products.

We have growing manufacturing capabilities, and in order to continue to develop our current product candidates, apply for regulatory approvals and, if approved, commercialize future products, we will need to continue to develop, contract for, or otherwise arrange for any necessary external manufacturing capabilities.

We manufacture our product candidates internally. There are risks inherent in biological manufacturing and we may not meet our delivery time requirements or provide adequate amounts of material to meet our needs, and we may make errors in manufacturing, any of which could delay our clinical trials and result in additional expense to us.

Our autologous cell therapy products, including Descartes-08, are made on a patient-by-patient basis, rendering their manufacture less predictable and requiring more demanding logistics.

We rely on one or more third-party laboratories to perform certain quality control tests. These laboratories could become unavailable, or provision of their services could be delayed.

Additionally, as we scale up our manufacturing, we may encounter further challenges. Furthermore, competition for supply from our manufacturers from other companies, a breach or violation by such manufacturers of their contractual or regulatory obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us.

In developing manufacturing capabilities by building our own manufacturing facilities, we have incurred substantial expenditures, and expect to incur significant additional expenditures in the future. Also, we have had to, and will likely need to continue to recruit, hire, and train qualified employees to staff our facilities. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facilities in the future, we may also need to secure alternative suppliers, and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. In addition, to the extent we or our partners rely on contract manufacturing organizations, or CMOs, to supply our product candidates, any delays or disruptions in supply could have a material adverse impact on the research and development activities and potential commercialization of our or our partners’ product candidates.

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process and we will need to meet, or will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. Our failure or the failure of any CMO to meet required regulatory authority requirements could result in the delayed submission of regulatory applications, or delays in receiving regulatory approval for any of our or our current or future collaborator’ product candidates.

To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we depend, and will depend in the future, on these third parties to perform their obligations in a timely manner and consistent with contractual and regulatory requirements, including those related to quality control and quality assurance. The failure of any CMO to perform its obligations as expected, or, to the extent we manufacture all or a portion of our product candidates ourselves, our failure to execute on our manufacturing requirements, could adversely affect our business in a number of ways, including:

•	we or our current or future collaborators may not be able to initiate or continue clinical trials of product candidates that are under development;

•	we or our current or future collaborators may be delayed in submitting regulatory applications, or receiving regulatory approvals, for our product candidates;

•	we may lose the cooperation of our collaborators;

•	our facilities and those of our CMOs, and our products could be the subject of inspections by regulatory authorities that could have a negative outcome and result in delays in supply;

•	we may be required to cease distribution or recall some or all batches of our products or take action to recover clinical trial material from clinical trial sites; and

•	ultimately, we may not be able to meet the clinical and commercial demands for our products.

If we are unable to enter into future collaborations and licensing arrangements, our business could be adversely affected.

We intend to explore licenses and other strategic collaborations with pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. However, we face significant competition in seeking appropriate collaborators. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our programs, and our business may be materially and adversely affected.

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials.

We rely, and expect to continue to rely, on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials, including our ongoing Phase 2 clinical program Descartes-08. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on several factors, including:

•	the efficacy, safety and potential advantages compared to alternative treatments;

•	our ability to manufacture and distribute cell therapies in a timely and secure manner;

•	our ability to offer our products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•

product labeling or product insert requirements of the FDA or foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning or REMS;

•	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;

•	our ability to hire and retain a sales force;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement for our product candidates, once approved;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our products together with other medications.

We currently have no sales organization . If we are unable to establish effective sales, marketing and distribution capabilities, or enter into agreements with third parties with such capabilities, we may not be successful in commercializing our product candidates if and when they are approved.

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

The development and commercialization of new drug and biologic products and technologies is highly competitive and is characterized by rapid and substantial technological development and product innovations. We are aware that pharmaceutical and biotechnology companies, offer or are pursuing the development of pharmaceutical products or technologies that may address one or more indications that our product candidates target, as well as smaller, early-stage companies, that offer or are pursuing the development of pharmaceutical products or technologies that may address one or more indications that our product candidates target. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

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

Even if we are able to commercialize any of our product candidates, the products may become subject to unfavorable pricing regulations or third-party coverage or reimbursement policies, any of which would have a material adverse effect on our business.

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval, especially novel products like our cell therapy product candidates, and may be particularly difficult because of the higher prices associated with such product candidates. Our ability to commercialize any product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;

•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	loss of clinical trial participants or increased difficulty in enrolling future participants;

•	significant costs to defend the related litigation or to reach a settlement;

•	substantial payments to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy;

•	the inability to commercialize any products that we may develop;

•	distraction of management’s attention from our primary business; and

•	substantial monetary awards to patients or other claimants.

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

Arrangements with physicians, others who may be in a position to generate business for us, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

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

•

HIPAA which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

HIPAA, as amended by HITECH and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers; and requirements to comply with federal and pharmaceutical industry compliance guidelines;

•

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

•

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

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, or if global health concerns were to again prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If we or third parties we rely upon fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

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

Except for the year ended December 31, 2022, we have incurred significant operating losses since our inception. Our net income was $35.4 million for the year ended December 31, 2022, and net losses were $25.7 million and $68.9 million for each of the years ended December 31, 2021 and 2020, respectively, and were $9.0 million for the quarter ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $437.0 million. To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from collaboration and license arrangements and our credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. Historically we devoted substantially all of our financial resources and efforts to developing our ImmTOR platform and following the closing of the Merger we expect to devote substantially all of our financial resources and efforts to developing our RNA-based therapies for the treatment of autoimmune diseases, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of clinical development of most of our product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:

•	continue the research and development of our product candidates;

•	increase and develop our manufacturing and distribution capacities;

•	discover and develop additional product candidates;

•	seek to maintain and enter into collaboration, licensing and other agreements, including, but not limited to research and development, and/or commercialization agreements;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	potentially establish a sales, marketing and distribution infrastructure and scale up internal manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio, including through licensing arrangements;

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

•	are exposed to broad macroeconomic conditions including inflation and supply chain tightness which could result in us paying more, or being unable, to access goods and services.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development for other product candidates. Additionally, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding to continue operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our clinical trials, our other research and development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents, and restricted cash as of September 30, 2023, combined with net proceeds from the Financing will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the timing for stockholder approval of the conversion of our Series A Preferred Stock into our common stock and any associated redemptions;

•	the scope, progress, results and costs of our clinical trials, preclinical development, manufacturing, laboratory testing and logistics;

•	the number of product candidates that we pursue and the speed with which we pursue development;

•	our headcount growth and associated costs;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

The Certificate of Designation contains a provision granting each holder of the Series A Preferred Stock the option to require us to redeem any or all of such holder’s preferred shares if our stockholders have not voted to approve the conversion of the Series A Preferred Stock to common stock within 18 months of the Closing Date; provided, however, that no holder will have the right to seek redemption of any shares of Series A Preferred Stock to the extent that such holder would otherwise be unable to convert such shares of Series A Preferred Stock due to the 19.9% common stock beneficial ownership limitation contained in the Certificate of Designation. The per-share redemption price is the average closing trading price of the common stock for the ten preceding trading days ending on, and including, the trading day immediately prior to the date a notice of conversion is delivered to us. We could be required to use a significant amount of our cash resources on hand to satisfy this redemption obligation, particularly if holders of Series A Preferred Stock exercise their redemption right with respect to a significant number of shares of Series A Preferred Stock or at a time when the trading price of our common stock is elevated. Further, in the event that we do not have sufficient cash on hand to satisfy our redemption obligations, we may need to raise additional capital to satisfy these potential obligations. Any redemption payments could materially limit the amount of cash we have available to fund our operations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Market volatility resulting from the ongoing conflicts in Ukraine and the Middle East and current global macroeconomic conditions or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

We have net operating loss carryforwards, or NOLs, for federal and state income tax purposes that may be available to offset our future taxable income, if any. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. If the U.S. Internal Revenue Service, or IRS, challenges our analysis that existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in connection with or after a public offering, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. As a result, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability. The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us. Under current law, NOLs that arose before January 1, 2018 may be carried forward up to 20 years. NOLs that arose after 2017 may be used to offset at most 80% of our taxable income to the extent not offset by pre-2018 NOLs and such NOLs can be carried forward indefinitely. As a result, we may become required to pay federal income taxes in future years despite having generated losses for federal income tax purposes in prior years.

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

Some of our patent licenses are non-exclusive. In those cases, a competitor could obtain a license to the same or similar technology from the licensor. We have at least one exclusive patent license that is restricted to a particular field of use. A competitor could obtain a license to a similar technology outside of that field of use.

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

We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO or other patent office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. The issuance, scope, validity, enforceability and commercial value of our patents are subject to a level of uncertainty.

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

We are highly dependent on Carsten Brunn, Ph.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements or offer letters with Dr. Brunn and other executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

•	failure by us to obtain and maintain regulatory approvals for the use of our product candidates in various countries;

•	additional potentially relevant third-party patent rights;

•	complexities and difficulties in obtaining protection of and enforcing our intellectual property rights; difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple-payor reimbursement regimes, government payors or patient self-pay systems;

•

limits on our ability to penetrate international markets; financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our product candidates and exposure to foreign currency exchange rate fluctuations, which could result in increased operating expenses and reduced revenues;

•

natural disasters, political and economic instability, including wars, events of terrorism and political unrest, outbreak of disease, including the COVID-19 pandemic, boycotts, curtailment of trade and other business restrictions, economic sanctions, and economic weakness, including inflation;

•

changes in diplomatic and trade relationships; challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	restriction on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States and substantial restrictions on investment from China;

•	certain expenses including, among others, expenses for travel, translation and insurance;

•	legal risks, including use of the legal system by the government to benefit itself or affiliated entities at our expense, including expropriation of property;

•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA its books and records provisions, or its anti-bribery provisions; and

•	risks that we may suffer reputational harm as a result of our operations in Russia.

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

We may acquire other businesses, product candidates or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have not made any acquisitions to date, and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•	disruption in our relationships with future customers or with current or future distributors or suppliers as a result of such a transaction;

•	unexpected liabilities related to acquired companies;

•	difficulties integrating acquired personnel, technologies and operations into our existing business;

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	increases in our expenses and reductions in our cash available for operations and other uses;

•	possible write-offs or impairment charges relating to acquired businesses; and

•	inability to develop a sales force for any additional product candidates.

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

The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	results or progress, or changes in approach or timelines, of clinical trials of our product candidates or those of our competitors;

•	failure or discontinuation of any of our development programs;

•	commencement of, termination of, or any development related to any collaboration or licensing arrangement;

•	regulatory or legal developments in the United States and other countries;

•	development of new product candidates that may address our markets and make our product candidates less attractive;

•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	announcement or market expectation of additional financing efforts;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	failure to meet or exceed financial estimates, projections or development timelines of the investment community or that we provide to the public;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	sale of common stock by us or our stockholders in the future as well as the overall trading volume of our common stock; changes in the composition of our stockholder base;

•	activity in the options market for shares of our common stock;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

Our executive officers, directors, and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 41.6% of our outstanding voting stock as of November 13, 2023, and assuming the conversion of all shares of Series A Preferred Stock into common stock and the completion of the Financing. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

Future sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Concurrently and in connection with the execution of the Merger Agreement, certain former Cartesian securityholders, as of immediately prior to the Merger, and certain of our directors and officers as of immediately prior to the Merger entered into lock-up agreements with us, pursuant to which each such stockholder, will be subject to a 180-day lockup on the sale or transfer of shares of our common stock held by each such stockholder, at the closing of the Merger, including those shares received by former Cartesian securityholders in the Merger. Upon expiration of this 180-day lockup period, these shares will become eligible for sale in the public market.

On November 13, 2023, we also entered into a registration rights agreement, or the Registration Rights Agreement, with certain parties thereto. Pursuant to the Registration Rights Agreement, we are obligated to prepare and file a resale registration statement with the SEC within 90 calendar days following the closing of the Financing, or the Filing Deadline. We agreed to use our reasonable best efforts to cause this registration statement to be declared effective by the SEC within 45 calendar days of the Filing Deadline (or within 90 calendar days if the SEC reviews the registration statement). Once such registration statement is declared effective, the shares to which the registration statement relates will no longer constitute restricted securities and may be sold freely in the public markets, subject to lapse on any related contractual restrictions related thereto of any holder party thereto, and subject to any restrictions that may be applicable to any control securities.

If our stockholders sell, indicate an intention to sell, or it is perceived that they will sell substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. In addition, shares of our common stock that are subject to our outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.

Anti-takeover provisions in our charter documents and under Delaware law and the terms of some of our contracts could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our Certificate of Incorporation and Bylaws may delay or prevent an acquisition or a change in management. These provisions include a prohibition on actions by written consent of our stockholders and the ability of our Board of Directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board of Directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the Board of Directors, which is responsible for appointing the members of management.

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

In addition, the Certificate of Designation relating to our Series A Preferred Stock may delay or prevent a change in control of our company. At any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, we may not consummate a Fundamental Transaction (as defined in the Certificate of Designation) or any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock. This provision of the Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions.

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

Risk Factors Relating to the Merger

There is no guarantee that the Merger will increase stockholder value.

In November 2023 we merged with Cartesian. We cannot guarantee that implementing the Merger and related transactions will not impair stockholder value or otherwise adversely affect our business. The Merger poses significant integration challenges between our businesses and management teams which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of the Merger to our stockholders.

Pursuant to the terms of the Merger Agreement, we are required to recommend that our stockholders approve the conversion of all outstanding shares of our Series A Preferred Stock into shares of our common stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so we may be required to settle such shares in cash and our operations may be materially harmed.

Under the terms of the Merger Agreement, we agreed to call and hold a meeting of our stockholders to obtain the requisite approvals for the conversion of all outstanding shares of Series A Preferred Stock to be issued in the Merger and Financing into shares of our common stock, as required by the Nasdaq Stock Market LLC listing rules, and, if such approval is not obtained at that meeting, to seek to obtain such approvals at an annual or special stockholders meeting to be held at least every six months thereafter until such approval is obtained, which would be time consuming and costly. Additionally, if our stockholders do not approve the conversion of our Series A Preferred Stock within 18 months from the date of the closing of the Merger, then the holders of our Series A Preferred Stock will be entitled to elect to have their shares of Series A Preferred Stock redeemed for cash at a price per share equal to the ten-day trailing average closing trading price of the common stock at such time, as described in our Certificate of Designation relating to the Series A Preferred Stock. If we are forced to cash settle a significant amount of the Series A Preferred Stock, it could materially affect our results of operations.

The failure to successfully integrate the businesses of Selecta and Cartesian in the expected timeframe would adversely affect the combined Company’s future results.

Our ability to successfully integrate the operations of Selecta and Cartesian will depend, in part, on the combined Company’s ability to realize the anticipated benefits and cost savings from the Merger. If the combined Company is not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common shares may be adversely affected. In addition, the integration of our and Cartesian’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to the combined Company’s operations. It is possible that the integration process could result in the loss of key employees, the disruption of its ongoing business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect its ability to maintain relationships with customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the Merger. Delays encountered in the integration process could have a material adverse effect on the combined Company’s revenues, expenses, operating results and financial condition, including the value of its common shares.

Our future results will suffer if the combined Company does not effectively manage its expanded operations.

As a result of the Merger, we will become a larger company and our business will become more complex. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage the increased complexity of the combined Company and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, as a result of the Merger, our financial statements and results of operations in prior years may not provide meaningful guidance to form an assessment of the prospects or potential success of the combined Company’s future business operations.

We expect to incur substantial expenses related to the integration of Cartesian.

We expect to incur substantial expenses in connection with the Merger and the subsequent integration of Cartesian with Selecta. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, research and development, marketing and benefits. Both we and Cartesian have incurred significant transaction expenses in connection with the drafting and negotiation of the Merger Agreement and may potentially incur significant severance expenses as a result of the Merger. While we and Cartesian have assumed that a certain level of expenses will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in our taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated November 13, 2023, by and among Selecta Biosciences, Inc. Sakura Merger Sub I, Inc., Sakura Merger Sub II, LLC and Cartesian Therapeutics, Inc.	8-K	001-37798	2.1	11/13/2023

3.1(a)	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated June 21, 2022	8-K	001-37798	3.1	6/21/2022

3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated November 13, 2023	8-K	001-37798	3.3	11/13/2023

3.2	Amended and Restated By-laws of Cartesian Therapeutics, Inc.				Filed herewith

4.1	Form of Contingent Value Rights Agreement	8-K	001-37798	2.1	11/13/2023

10.1*	Form of Retention Bonus Letter	8-K	001-37798	10.3	11/13/2023

10.2	Form of Support Agreement	8-K	001-37798	2.1	11/13/2023

10.3	Form of Lock-up Agreement	8-K	001-37798	2.1	11/13/2023

10.4	Securities Purchase Agreement, dated as of November 13, 2023, by and among Selecta Biosciences, Inc. and each purchaser identified on Annex A thereto	8-K	001-37798	10.1	11/13/2023

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SELECTA BIOSCIENCES, INC.

Date: November 13, 2023	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Blaine Davis
Blaine Davis
Chief Financial Officer
(Principal Financial Officer)