Form 10-K
period 2023-12-31
Cartesian Therapeutics, Inc.
filed 2024-03-07
CIK 1453687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number: 001-37798
Cartesian Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1622110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
704 Quince Orchard Road, Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)
(617) 923-1400
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RNAC	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Contingent Value Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attested to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Stock Market on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $128,805,952.
As of March 1, 2024, the registrant had 161,948,618 shares of common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or the Annual Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, the plans and objectives of management for future operations and future results of anticipated products, the impact of the resurgence of the COVID-19 pandemic or emergence of another pandemic on our business and operations and our future financial results, and the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:
•our expectations regarding the conversion of the Series A Preferred Stock (as defined below) into our common stock;
•any future payouts under the contingent value right, or CVR, issued to our holders of record as of the close of business on December 4, 2023;
•our ability to achieve the expected benefits or opportunities and related timing with respect to the Merger (as defined below) or to monetize any of our legacy assets;
•our future results of operations and financial position, business strategy, and the length of time that we believe our existing cash resources will fund our operations;
•our market size and our potential growth opportunities;
•our preclinical and future clinical development activities;
•the efficacy and safety profile of our product candidates;
•the potential therapeutic benefits and economic value of our product candidates;
•the timing and results of preclinical studies and clinical trials;
•the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, current or potential bank failures;
•global events, including the ongoing conflicts between Russia and Ukraine and between Hamas and Israel and geopolitical tensions in China on our operations;
•the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates;
•potential litigation related to the Merger (as defined below) instituted against us or our directors;
•our ability to prevent or minimize the effects of litigation and other contingencies;
•our ability to realize any benefits or opportunities from the Merger;
•our status as a preclinical and development-stage company and our expectation to incur losses in the future, and the possibility that we never achieve or maintain profitability;
•uncertainties with respect to our ability to access future capital;
•our ability to maximize the value of our pipeline of product candidates;
•our unproven approach to therapeutic intervention;
•our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;

•our ability to continue to grow our manufacturing capabilities and resources;
•our ability to manufacture our product candidates, which in some cases are manufactured on a patient-by-patient basis;
•our ability to access manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•our ability to maintain our existing or future collaborations or licenses and to seek new collaborations, licenses or partnerships;
•the impact of resurgence of the COVID-19 pandemic on our operations, the continuity of our business, including our preclinical studies and clinical trials, and general economic conditions;
•our ability to protect and enforce our intellectual property rights;
•federal, state, and foreign regulatory requirements, including U.S. Food and Drug Administration, or FDA, regulation of our product candidates;
•our ability to obtain and retain key executives and retain qualified personnel; and
•developments relating to our competitors and our industry, including the impact of government regulation.
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

PART I
Item 1. Business
Our Corporate History and Background
The Company (formerly known as Selecta Biosciences, Inc., or Selecta) was incorporated in Delaware on December 10, 2007, and is headquartered in Gaithersburg, Maryland. On November 13, 2023, the Company and the Delaware corporation which, immediately prior to the Merger (as defined below), was known as Cartesian Therapeutics, Inc., or Old Cartesian, entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among the Company, Sakura Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, or First Merger Sub, Sakura Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, or Second Merger Sub, and Old Cartesian. Pursuant to the Merger Agreement, and simultaneously with execution thereof, (i) First Merger Sub merged with and into Old Cartesian, pursuant to which Old Cartesian was the surviving corporation, or the First Step Surviving Corporation, and became a wholly owned subsidiary of the Company, or the First Merger, and (ii) immediately following the First Merger, Old Cartesian (as the First Step Surviving Corporation) merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving company, or the Surviving Company, and continued under the name “Cartesian Bio, LLC”, or the Second Merger and, together with the First Merger, the Merger. In connection with the Merger and pursuant to the Merger Agreement, the Company (which was known as Selecta Biosciences, Inc. until immediately prior to the Merger) changed its corporate name to Cartesian Therapeutics, Inc.
Overview
We are a clinical-stage biotechnology company developing mRNA cell therapies for the treatment of autoimmune diseases. We leverage our proprietary technology and manufacturing platform to introduce one or more mRNA molecules into cells to enhance their function. Unlike DNA, mRNA degrades naturally over time without integrating into the cell’s genetic material. Therefore, our mRNA cell therapies are distinguished by their capacity to be dosed repeatedly like conventional drugs, administered in an outpatient setting, and given without pre-treatment chemotherapy required with many conventional cell therapies. In an open-label Phase 2 clinical trial in patients with myasthenia gravis, or MG, a chronic autoimmune disease that causes disabling muscle weakness and fatigue, we observed that our lead product candidate, Descartes-08, generated a deep and durable clinical benefit.
Autoimmune diseases, where the immune system mistakenly attacks the body, are a family of more than 80 disorders. Autoimmune diseases are typically treated with immunosuppressant medications, such as steroids. These treatments must be administered continually and carry risks, including infection, osteoporosis, and metabolic disease. Newer agents that block the complement pathway or inhibit the neonatal Fc receptor, or FcRn, must also typically be administered continually. We believe there is a significant unmet need for outpatient treatments, completed over a short period of time, that provide deep, durable clinical benefit.
Cell therapies have the potential to provide this benefit, but conventional cell therapies that use DNA are associated with toxicities, including cytokine release syndrome, neurotoxicity, transformation to cancer, and death. Further, conventional cell therapies typically require pre-treatment with chemotherapy, which suppresses the immune system and increases the risk of infection, anemia, and neurotoxicity. As a result, conventional DNA cell therapies typically require close monitoring in an inpatient setting, increasing the total cost of care and generally limiting their reach to only the sickest patients.
We believe our mRNA cell therapies have the potential to deliver deep, durable clinical benefit to a broad group of patients with autoimmune diseases because they can be administered over a short period of time, in an outpatient setting, and without pre-treatment chemotherapy.
We are leveraging our proprietary technology and manufacturing platform, RNA Armory®, to develop mRNA cell therapies for autoimmune diseases across three modalities. Our mRNA CAR-T modality is a personalized approach that collects a patient’s T-cells and uses mRNA to introduce a chimeric antigen receptor, or CAR, into the cell. The CAR redirects the T-cells to target and destroy pathogenic self-reactive cells. Our mRNA MSC modality is an allogeneic approach that introduces one or more mRNAs into donor-sourced mesenchymal stem cells, or MSCs, enabling them to produce proteins that target key pathways involved in autoimmunity. These cells are banked and are designed to be administered off-the-shelf to any patient. Our mRNA in situ modality is designed to deliver mRNA into a patient’s lymph node to generate CAR-T cells and other proteins that target autoimmunity. The figure below illustrates each modality.

The table below summarizes key information about our development pipeline.
Our lead product candidate, Descartes-08, is an autologous mRNA CAR-T directed against the B cell maturation antigen, or BCMA, that we are developing for the treatment of autoimmune diseases. Descartes-08 has been granted Orphan Drug Designation by the FDA for the treatment of MG. Descartes-08 was observed to be safe and well-tolerated in a Phase 1b/2a trial of 14 patients with MG who received outpatient treatment without pre-treatment chemotherapy. All seven participants who received six once-weekly infusions at the highest dose continued to experience marked and long-lasting clinical improvement across validated MG disease scoring systems at month nine follow-up. At month 12, five of these seven participants maintained clinically meaningful improvement. One participant, who lost response after one year, experienced rapid improvement in clinical scores after re-treatment, which was ongoing at month six of follow-up. Clinical responses correlated with large reductions in autoantibody titers. We are currently enrolling in a Phase 2b randomized, double-blind, placebo-controlled trial in patients with MG, for which we expect to report topline results in mid-2024.
We are also developing Descartes-08 for the treatment of other autoimmune diseases. We have received FDA allowance for our investigational new drug application, or IND, for a Phase 2 trial of Descartes-08 for the treatment of patients with systemic lupus erythematosus, or SLE, a chronic autoimmune disease that causes systemic inflammation affecting multiple organ systems. We expect this Phase 2 trial to initiate in the first half of 2024.
Descartes-15 is our next-generation autologous anti-BCMA mRNA CAR-T. In preclinical studies, we have observed Descartes-15 to be 10-fold more potent than Descartes-08. We intend to test the safety of Descartes-15 in an open label, single-arm Phase 1 trial in patients with relapsed/refractory multiple myeloma. This program has already received IND allowance from the FDA and is expected to enroll the first patient in the first half of 2024. We expect that these Phase 1 trial data will inform our clinical development plan for Descartes-15 in autoimmune diseases.

Descartes-33 is an allogeneic mRNA MSC in preclinical development for treatment of autoimmune diseases. We are developing Descartes-33 to deliver a combination of therapeutic proteins that target key drivers in the pathogenesis of autoimmunity.
Limitations of Current DNA-Based Cell Therapy Treatments in Autoimmune Disease
Conventional DNA cell therapies have been associated with cytokine release syndrome, neurological toxicities and Parkinsonism, infection, risk of secondary malignancy, and death. The acute toxicities are from exponential amplification of the modified cell, and the pre-treatment chemotherapy administered to enable cell amplification.
Conventional DNA-engineered CAR-T cells are in clinical development for several autoimmune diseases. DNA CAR-T cells are typically administered to patients in a subtherapeutic dose, which means that the cells must proliferate to reach therapeutic numbers in the body. However, this proliferation is not controlled in magnitude or duration, varies from patient to patient, and can be unpredictable. This proliferation occurs because the CAR gene is irreversibly integrated into the T-cell’s genome, causing a cascade in which every daughter cell carries the same CAR as the parent cells. The resulting unconstrained proliferation frequently exceeds the toxicity threshold, leading to serious adverse events. In November 2023, the FDA announced that it is investigating the risk of T-cell malignancies in approved DNA CAR-T cell immunotherapies.
The proliferation of DNA CAR-T cells has typically required pre-treatment chemotherapy, usually fludarabine and cyclophosphamide administered for several days before CAR-T cell treatment. This chemotherapy is toxic, suppressing the immune system and increasing the risk of infection, anemia, and neurotoxicity.
Given these risks and requirements, conventional DNA cell therapies are administered under close monitoring in an inpatient setting, increasing their cost and limiting their reach to only the sickest patients.
Our Autoimmune Disease Solution
We believe that mRNA cell therapy has the potential to be a potent yet safer alternative to DNA cell therapy for treating autoimmune diseases. We believe the mRNA cell therapies we are developing have the potential to deliver deep, durable clinical benefit to many patients with autoimmune diseases because they can be administered over a short period of time, in an outpatient setting, and without pre-treatment chemotherapy. These attributes may extend the reach and potential of mRNA cell therapy to a broader group of patients with autoimmunity.
mRNA CAR-T cells locate their target, become activated, and proliferate like DNA CAR-T cells. However, because mRNA does not replicate and degrades naturally over time, the maximum number of mRNA molecules can be determined by the dose. The actual number of mRNA molecules declines to zero over time. The number of mRNA molecules determines the degree of CAR protein expression, and the persistence of the mRNA molecules determines the duration of mRNA CAR-T cell activity. Thus, unlike DNA CAR-T cells, our mRNA CAR-T cells provide pharmacokinetic control. In other words, a patient’s exposure to our cells is determined by the dose. The time, course and duration of that exposure are substantially determined by the nature of the mRNA we use. Therefore, while DNA CAR-T therapies are administered at subtherapeutic levels, we can administer a therapeutic number of mRNA CAR-T cells and re-dose these cells over time, much like a conventional drug. Because the mRNA cannot be replicated, we believe, and have thus far observed, that mRNA CAR-T cells do not cause the types of severe toxicity associated with DNA CAR-T cells. Also, because mRNA CAR-T is dosed at a therapeutic dose and does not rely on cell proliferation to reach the therapeutic window, there is no need to administer pre-treatment chemotherapy. The graphs below contrast our mRNA cell therapy approach with that of conventional DNA cell therapy.
As of the 2023 safety cutoff date, we have administered Descartes-08 to over 60 patients suffering from one of MG, multiple myeloma, and other diseases in open-label trials on an outpatient basis, many at community clinics. We have not observed product-related cytokine release syndrome, neurotoxicity or infection of any grade. The most common product-related adverse events observed—headache, nausea and fever—were self-limited and resolved within 72 hours of onset. One participant with MG with a history of allergic reaction to biologics developed hives after the third infusion and was hospitalized for monitoring. The patient’s hives resolved completely after a brief course of steroids.
Our Product Candidates
Descartes-08
Our lead product candidate is Descartes-08, a potential first-in-class mRNA CAR-T. Descartes-08 targets BCMA, which exists on the surface of long-lived plasma cells, or LLPCs, and plasmacytoid dendritic cells, or pDCs. LLPCs, which can survive for decades, are the main producers of disease-causing autoantibodies. pDCs, which secrete type-I interferons, may also play a critical role in autoimmunity. While the lead indication for Descartes-08 is MG, we believe that Descartes-08 has potential to treat other autoimmune diseases, such as lupus.
Descartes-08 for the Treatment of MG
Overview
Descartes-08 has been granted Orphan Drug Designation by the FDA for the treatment of MG. We chose MG as our lead indication because the pathogenesis for MG is common to many autoimmune diseases.
Background Information About MG
MG is a rare autoimmune disease that causes debilitating muscle weakness and fatigue. It is estimated to affect over 120,000 patients in the U.S. and Europe. MG patients develop antibodies that lead to an immunological attack on critical signaling proteins at the junction between nerve and muscle cells, thereby inhibiting the ability of nerves to communicate properly with muscles. This results in muscle weakness in tissues throughout the body, potentially manifesting in partial paralysis of eye movements, problems in chewing and swallowing, respiratory problems, speech difficulties and weakness in skeletal muscles. The symptoms of the disease can be transient and in the early stages of the disease can remit spontaneously. However, as the disease progresses, symptom-free periods become less frequent and disease exacerbations can last for months. Disease symptoms reach their maximum levels within two to three years in approximately 80% of patients. Up to 20% of MG patients experience a respiratory crisis at least once in their lives. During the crisis phase, decline in respiratory function can become life-threatening. Patients in crisis often require intubation and mechanical ventilation.
There are no known cures for MG and the current standard of care consists of chronic use of steroids and other immunosuppressants. These treatments must be administered continually and carry risks such as infection, osteoporosis, and metabolic diseases. Newer agents, such as those that block the complement pathway or inhibit FcRn, are typically administered continually.
Clinical Development
To date, we have completed the Phase 1b portion of the Phase 1/2 trial of Descartes-08 in MG, as well as the primary readout of the Phase 2a portion of the trial. We continue to enroll patients to the Phase 2b portion of the trial.
The primary objective of the Phase 1b portion of the trial was to determine the maximum tolerated dose of Descartes-08 for patients with MG. To assess the safety and manufacturability of Descartes-08, the product candidate was administered in three ascending doses (3.5 x106 cells/kg; 17.5 x106 cells; 52.5 x106 cells/kg) to three patients with MG. After each infusion, patients were observed for at least one week, and a higher dose level was administered if there were no significant adverse effects observed at the initial dose. We observed Descartes-08 to be well-tolerated by the three patients who participated in this portion of the trial with no cytokine release syndrome or other serious product-related adverse events.
The primary objective of the Phase 2a portion of the trial was to determine the optimal dosing schedule for patients with MG using the highest dose level tested in Phase 1b (52.5 x106 cells/kg). This portion of the trial was designed to assess the safety and preliminary efficacy of Descartes-08 when administered across three different treatment schedules (six doses given twice-weekly, once-weekly, or once-monthly). This portion of the trial evaluated 11 patients with particularly advanced disease as assessed by both patient and clinician-reported outcomes. 79% of the 14 patients included in the Phase 1b and Phase 2a portions of the trial were classified at screening to have Class III or IV disease, as defined by the Myasthenia Gravis Foundation of America, indicating they have moderate-to-severe weakness affecting their muscles.
The results of the Phase 2a portion of the trial, published in the Lancet Neurology in July 2023, indicated that after six weekly infusions of Descartes-08, the average improvement in all disease severity scores was three-to-five-fold greater than what is considered clinically meaningful by expert consensus. As shown in the figure below, clinical improvements persisted in all patients at month nine, and in five of the seven remaining patients at a final, 12-month follow-up. Of the two participants who lost response, one was retreated and experienced rapid improvement in clinical scores, which was ongoing at month six of follow-up. Descartes-08 was observed to be well-tolerated with no reports of dose-limiting toxicities, cytokine release syndrome or neurotoxicity.

A–C: Mean change from Baseline (line) and standard error (bands) in Myasthenia Gravis Activities of Daily Living Score (MG-ADL, A), Quantitative Myasthenia Gravis Score (QMG, B), Myasthenia Gravis Composite Score (MGC, C) during 12 months of follow-up for MG-001 participants who received six once-weekly doses (n=7). MG-ADL is self-reported; MGC and QMG are neurologist-assessed. D: Change from Baseline in MGC Score after initial dosing and retreatment in a participant experiencing relapse at Month 12. E: Relative change in serum anti-acetylcholine receptor antibody levels in the three participants with detectable antibodies at baseline. Each line represents one patient.
All three participants with detectable anti-acetylcholine receptor antibody levels before treatment had an average 42% reduction in antibody levels by month six. These reductions deepened to 68% by month nine and persisted at month 12. In summary, we observed continued clinical improvement and autoantibody reductions after BCMA-directed mRNA CAR-T treatment for MG that persisted through the one-year follow-up period.
We are currently enrolling patients in the Phase 2b randomized, double-blind, placebo-controlled portion of the Phase 1/2 trial. We expect to report topline results in mid-2024. The trial, which is expected to have at least 30 completers, is designed to assess the primary endpoint of the proportion of patients achieving a five-point or greater reduction in their MGC score at day 85. Patients will receive six weekly infusions at the dose established in Phase 1b (52.5 x106 cells/kg). The trial also involves a crossover component, in which any patient originally assigned to placebo will be given the opportunity to receive Descartes-08 after completing trial treatment.
Secondary endpoints are designed to assess a variety of additional clinical outcomes, including determining safety and tolerability, quantifying the clinical effect of Descartes-08 over one year, assessing changes through day 85 in QMG, MG QoL 15R, MG Composite and MG post-intervention status and comparing the effect of Descartes-08 versus placebo on MG scales through day 85 in patients who cross over from placebo to Descartes-08.
Descartes-08 for the Treatment of Systemic Lupus Erythematosus
Overview
We are also developing Descartes-08 for the treatment of SLE, a chronic autoimmune disease that causes systemic inflammation which affects multiple organ systems.
Background Information About Systemic Lupus Erythematosus
SLE is a chronic, immune-mediated connective tissue disease that can impact nearly all major organ systems. The most common manifestations of SLE are cutaneous and musculoskeletal symptoms, although neurological, gastrointestinal, hematological, and renal symptoms are regularly observed as well. Patients with SLE are at a substantially increased risk of infection and cardiovascular disease, contributing to estimated 10- and 15-year mortality rates of 9% and 15%, respectively. SLE is the most common form of lupus, representing approximately 70% of lupus patients, and approximately three million adults worldwide are estimated to have SLE.
Next Steps
We expect to initiate a multi-center open-label single-arm Phase 2 trial, for which we have received FDA IND allowance, in the first half of 2024. The primary objective of this trial is to evaluate the safety, tolerability, and manufacturing feasibility of Descartes-08 mRNA CAR-T cells administered as six once-weekly outpatient infusions of 52.5x106 cells/kg without pre-treatment chemotherapy in approximately 30 patients with SLE.
Descartes-15
Descartes-15 is a next-generation, autologous anti-BCMA mRNA CAR-T. Using our proprietary technology and manufacturing platform, we designed Descartes-15 to be more resistant than Descartes-08 to recycling of the CAR upon multiple antigen exposures. We believe this is a particularly important feature to increase the durability of CAR expression on the surface of these cells. We observed that Descartes-15 was 10-fold more potent than Descartes-08 in preclinical studies, as illustrated in the below charts. In November 2023, we received IND allowance from the FDA to initiate the Phase 1 trial to test the safety of Descartes-15 in patients with multiple myeloma.

Superior CAR expression

MFI
3000
2000
1000
0
Day 0
Day 1
Day 2
Day 5
Day 7
Day 9
Descartes-15
Descartes-08
Control

Potent killing (single target exposure)

% Specific Killing
100
50
0
(1:2)
(1:8)
(1:32)
Descartes-15
Descartes-08
Control

Persistent killing (multiple exposures)

% Specific Killing
100
50
0
(1:2)
(1:8)
(1:32)
Descartes-15
Descartes-08
Control

Next Steps
We intend to leverage our preclinical and clinical observations from the Descartes-08 development program and the Descartes-15 Phase 1 program to inform our clinical strategy for Descartes-15 for the treatment of autoimmune diseases.
Allogeneic Product Candidate
Descartes-33 is our allogeneic mRNA MSC in preclinical development for treatment of autoimmune diseases. We are developing Descartes-33 to deliver a combination of therapeutic proteins that target key drivers in the pathogenesis of autoimmunity.

Manufacturing
We have established wholly owned internal manufacturing and research and development capabilities, which allow us to optimize processes rapidly and in an iterative manner. Our main manufacturing facility is located in Gaithersburg, Maryland and operates under current good manufacturing practice, or cGMP. This facility enhances our control of product quality and production schedules and costs, allowing us to move assets from discovery to preclinical to clinical development quickly. We also entered into an agreement to lease additional manufacturing space located in Frederick, Maryland to transition and expand our clinical and commercial manufacturing capabilities for our maturing pipeline of innovative mRNA cell therapies for the treatment of autoimmune disease.
Our cGMP cell manufacturing facilities, with their dedicated quality management system, are also capable of mRNA production used in Descartes-08. We manufacture Descartes-08 in-house and are typically able to process and release lots for infusion within approximately three weeks. Our autologous cell therapy product candidates, including Descartes-08, are manufactured on a patient-by-patient basis. We have optimized our manufacturing processes through over 200 cGMP runs. We also maintain FDA-reviewed human umbilical cord MSC cell collection and banking operations.
Intellectual Property
Our success depends in part on our ability to obtain, maintain, protect, defend and enforce proprietary protection for our drug candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the proprietary rights of others, and in part on our ability to prevent others from infringing, misappropriating or violating our proprietary rights. A discussion of risks relating to intellectual property is provided under the section titled “Risk factors—Risks related to intellectual property.”
We intend to continue developing intellectual property, and we intend to aggressively protect our position in key technologies. Our patents are focused on several key technologies, including the use of our mRNA CAR-T technology and other developments in our mRNA cell therapy pipeline. As of December 31, 2023, we had five issued patents worldwide, including two patents issued in the United States and three issued outside the United States. Our patents are set to expire on various dates in 2040 through 2043. Additionally, as of December 31, 2023, we had 14 patent applications pending worldwide, including five U.S. applications and nine applications outside the United States. In addition, we had two registered marks protecting our brand and prospective products both domestically and internationally. With respect to the legacy Selecta assets, as of December 31, 2023, we had (i) 233 issued patents worldwide, including 20 patents issued in the United States and 213 issued outside the United States, set to expire on various dates in 2032 through 2043, (ii) 476 patent applications pending worldwide, including 42 U.S. applications and 434 applications outside the United States and (iii) two registered marks.
In addition to patent protection, we also rely on trade secrets, know-how, trademarks, confidential information, other proprietary information and continuing technological innovation to develop, strengthen and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, consultants, contractors and collaborators, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality and invention assignment agreements upon the commencement of employment or consulting relationships with us. However, such confidentiality agreements can be breached, and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see the section titled “Risk factors—Risks related to intellectual property.”
Key Agreements
Biogen License Agreement
On September 8, 2023, we entered into a non-exclusive, sublicensable, worldwide, perpetual patent license agreement, or the Biogen Agreement, with Biogen MA, Inc, or Biogen, to research, develop, make, use, offer, sell and import products or processes containing or using an engineering T-cell modified with an mRNA comprising, or encoding a protein comprising, certain sequences licensed under the Biogen Agreement for the prevention, treatment, palliation and management of autoimmune diseases and disorders, excluding cancers, neoplastic disorders, and paraneoplastic disorders. We are not obligated to pay Biogen any expenses, fees, or royalties.
We may terminate the Biogen Agreement for any reason or no reason, and Biogen may terminate the agreement after a notice-and-cure period of 30 days if we fail to pay a fee owed to Biogen or for any other material breach of the agreement. The Biogen Agreement will otherwise expire when all claims of all issued patents within the patents and patent applications licensed to us under the Biogen Agreement have expired or been finally rendered revoked, invalid or unenforceable by a decision of a court or government agency.
NCI License Agreement
Effective September 16, 2019, we entered into a nonexclusive, worldwide license agreement, or the NCI Agreement, with the U.S. Department of Health and Human Services, represented by the National Cancer Institute of the National Institutes of Health, or NCI.
Under the NCI Agreement, we were granted a license under certain NCI patents and patent applications designated in the agreement, to make, use, sell, offer and import products and processes within the scope of the patents and applications licensed under the NCI Agreement when developing and manufacturing anti-BCMA CAR-T cell products for the treatment of MG, pemphigus vulgaris, and immune thrombocytopenic purpura according to methods designated in the NCI Agreement.
In connection with our entry into the NCI Agreement, we paid to NCI a one-time $100,000 license royalty payment. Under the NCI Agreement, we are further required to pay NCI a low five-digit annual royalty. We must also pay earned royalties on net sales in a low single-digit percentage and pay up to $0.8 million in benchmark royalties upon our achievement of designated benchmarks that are based on the commercial development plan agreed between the parties.
Under the NCI Agreement, we must use reasonable commercial efforts to bring licensed products and licensed processes to the point of Practical Application (as defined in the NCI Agreement). Upon our first commercial sale, we must use reasonable commercial efforts to make licensed products and licensed processes reasonably accessible to the United States public. After our first commercial sale, we must make reasonable quantities of licensed products or materials produced via licensed processes available to patient assistance programs and develop educational materials detailing the licensed products. Unless we obtain a waiver from NCI, we must have licensed products and licensed processes manufactured substantially in the United States. Prior to the first commercial sale, upon NCI’s request, we are obligated to provide NCI with commercially reasonable quantities of licensed products made through licensed processes to be used for in vitro research.
Additionally, we must use reasonable commercial efforts to initiate a Phase 3 clinical trial of a licensed product by the fourth quarter of 2024, submit a biologics license application, or BLA, with respect to a licensed product by the fourth quarter of 2026, and make a first commercial sale of a licensed product by the fourth quarter of 2028.
The NCI Agreement terminates upon the expiration of the last to expire of the patent rights licensed thereunder, if not sooner terminated. NCI has the right to terminate this agreement, after giving written notice and providing a cure period in accordance with its terms, if we are in default of a material obligation. We have the unilateral right to terminate the agreement in any country or territory by giving NCI 60 days’ written notice. We agreed to indemnify NCI against any liability arising out of our, sublicensees’ or third parties’ use of the licensed patent rights and licensed products or licensed processes developed in connection with the licensed patent rights.
Astellas License Agreement
On January 8, 2023, we entered into a License and Development Agreement, or the Astellas Agreement, with Audentes Therapeutics, Inc., or Astellas. Under the Astellas Agreement, we granted Astellas an exclusive license to the Company’s IdeXork technology arising from Xork, to develop and commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product. Xork, a bacterial IgG protease licensed from Genovis AB (publ.), or Genovis, is licensed pursuant to an Exclusive License Agreement with Genovis, or the Genovis Agreement. Astellas paid to us a $10.0 million upfront payment upon signing of the Astellas Agreement, and we are entitled to receive up to $340.0 million in future additional payments over the course of the partnership that are contingent on the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales where Xork is used as a pre-treatment for an Astellas investigational or authorized product. We are also eligible for tiered royalty payments ranging from low to high single digits. Any proceeds received from milestone payments or royalties relating to Xork would be required to be distributed to holders of CVRs, net of certain deductions.
Pursuant to the Astellas Agreement, we will have the exclusive right and responsibility to complete research and development of Xork products and to conduct all preclinical studies and clinical trials for Xork for use in Pompe disease with an Astellas gene therapy investigational or authorized product, or the Xork Development Services. Astellas will reimburse us for 25% of all budgeted costs incurred to complete the development of Xork for use in Pompe disease with an Astellas gene therapy investigational or authorized product. We will have control and responsibility over regulatory filings, including any IND, BLA, and marketing authorization applications relating to the licensed product. Astellas will have the exclusive right and responsibility to research, develop, and commercialize Astellas products used in combination with Xork and will have control and responsibility over all regulatory filings, including any IND, BLA, and marketing authorization applications, relating to Astellas products and Astellas products used in combination with Xork.

Sobi License Agreement
On June 11, 2020, we entered into a License and Development Agreement with Swedish Orphan Biovitrum AB (Publ), or Sobi, which was amended on October 31, 2023, or, as so amended, the Sobi License. Pursuant to the Sobi License, we agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. The SEL-212 drug candidate is a pharmaceutical composition containing a combination of SEL-037, or the Compound, and ImmTOR. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay us a one-time, upfront payment of $75.0 million. Sobi has also agreed to make milestone payments totaling up to $630.0 million to us upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Any proceeds received from milestone payments or royalties relating to the Sobi License would be required to be distributed to holders of CVRs, net of certain deductions.
Pursuant to the Sobi License, we agreed to supply (at cost) quantities of the Compound and ImmTOR as necessary for completion of the two Phase 3 clinical trials of SEL-212 (DISSOLVE I and DISSOLVE II) and a six-month placebo extension. We were required to supply quantities of the Compound until all rights to the Compound and any materials needed to manufacture the Compound were transferred to Sobi, which transfer occurred upon the execution of Amendment No. 1 to the License and Development Agreement on October 31, 2023. Sobi agreed to reimburse us for all budgeted costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, except for any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212. Sobi will have control and responsibility over all regulatory filings, including any IND, BLA, and marketing authorization applications relating to the licensed product.
The transactions contemplated by the Sobi License were consummated on July 28, 2020. Sobi may terminate the Sobi License for any reason upon 180 days’ written notice, whereby all rights granted under the Sobi License would revert back to us. In addition, if Sobi were to terminate the Sobi License, we have the option to obtain a license to all patents and know-how necessary to exploit SEL-212 in existence as of the termination date from Sobi in return for making an equitable royalty payment to Sobi.
Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.
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
The key competitive factors affecting the success of any other cell therapy product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.
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
Descartes-08 may compete with products of other companies in the MG market, including Argenx SE, UCB S.A., Johnson & Johnson, Alexion Pharmaceuticals, Inc. and Cabaletta Bio, Inc.
Other companies developing CAR-T therapies include large, fully integrated pharmaceutical companies such as Novartis AG, Gilead Sciences, Inc., through its Kite Pharma, Inc. subsidiary, Bristol-Myers Squibb Company, AstraZeneca PLC and Janssen Pharmaceuticals, Inc. and biopharmaceutical companies such as Kyverna Therapeutics, Inc. and Cabaletta Bio, Inc.

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
We believe our cell therapy product candidates are subject to regulation in the United States as “biologics” or “biological products”. We expect to seek approval of Descartes-08 through a single BLA reviewed by FDA’s Center for Biologics Evaluation and Research, or CBER.
Biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Descartes-08 and any other product candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries.
We regard our mRNA-modified products as cell therapy products and not as genetic engineering or gene therapy products, because mRNA modifications are not embodied in DNA or incorporated into a genome. However, it is possible that in some jurisdictions, regulations on genetic engineering or genetic therapy may intentionally or unintentionally apply to our technology. This could create additional regulatory burden.
U.S. Biological Products Development Process
The process required by the FDA before a biologic, including a cell therapy, may be marketed in the United States is summarized below.
Biological product candidates are preclinically tested before any testing is done in humans. These tests, or non-clinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal requirements including good laboratory practices, or GLPs.
The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND which must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns, non-compliance with regulatory requirements, or other issues. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. In addition to these requirements, biological product candidates may also require evaluation and assessment by an institutional biosafety committee, or IBC, that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at an institution participating in a clinical trial.
Clinical trials are conducted under protocols detailing the objectives of the clinical study, dosing procedures, patient selection and exclusion criteria, and the parameters to be used to monitor patient safety. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations, including with respect to good clinical practice, or GCP, requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical study will be conducted. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
Phase 1. The biological product candidate is evaluated in a limited population of patients or healthy volunteers to identify the maximum tolerated dose, recommended Phase 2 dose, possible adverse effects and safety risks. For the types of products and therapeutic areas we focus on, Phase 1 studies will generally be done in patients and not healthy volunteers.
Phase 2. The biological product candidate is evaluated in a broader population to evaluate safety further and preliminarily evaluate the efficacy of the product for specific targeted diseases, and to determine the optimal dosing schedule.
Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.
Cell and gene therapy products may differ from the traditional clinical trial phases. For example, clinical trials for cell and gene therapy products are often structured as a hybrid Phase 1/2 study where a small group of participants with the disease are enrolled and both safety and efficacy tests are performed.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.
The FDA or the sponsor or a separate data safety monitoring board may suspend or terminate a clinical study at any time on various grounds. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients or otherwise in the interest of patient welfare.
Sponsors of clinical trials of FDA-regulated products, including biologics, are also required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.
After the completion of clinical trials of a biological product candidate, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal trials, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain a pediatric assessment unless the applicant has obtained a waiver or deferral. Pediatric assessment contains data gathered from pediatric studies using appropriate formulations for each age group for which the assessment is required and other data adequate to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors with an application for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must submit an initial Pediatric Study Plan, or PSP, (or a deferral or waiver, as appropriate) within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.
Under the Prescription Drug Fee User Act, as amended, or PDUFA, each BLA must be accompanied by a substantial user fee. Fee waiver or reductions are available under certain circumstances, including for the first application filed by a small business. In addition, no user fees are assessed on BLAs on products designated as orphan drugs unless the product also includes a non-orphan indication.
Within 60 days following submission of the application, the FDA conducts a preliminary review of a BLA to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information before deciding whether to accept a BLA for filing. The FDA may refuse to file any BLA that it deems incomplete or otherwise not reviewable and may request additional information. If the submission is accepted for filing, the FDA substantively reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, and manufactured in accordance with appropriate procedures and controls to ensure product quality. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a non-binding recommendation on approval. The FDA may waive the review by an advisory committee and is not bound by the recommendation of an advisory committee, but it often follows such recommendations. During the biological product approval process, the FDA also will review proposed product labeling and will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product candidate. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.
Before approving a BLA, the FDA will inspect the facilities in which the product is manufactured to determine whether the manufacturing processes and facilities are in compliance with cGMPs. The FDA may also audit the clinical investigation sites to determine that they have complied with good clinical practices.
Notwithstanding the submission of relevant data and information, the FDA may ultimately deny approval or seek additional information from the applicant. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the applicant interprets the same data. The FDA may also raise questions about product manufacturing and quality control. If the FDA denies approval of a BLA in its then-current form, the FDA will issue a complete response letter detailing deficiencies in the application. If a response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.
One of the performance goals agreed to by the FDA under PDUFA is to review 90% of standard BLAs in 10 months from the filing date and 90% of priority BLAs in six months from the filing date, whereupon a review decision is to be made. Two additional months are added to these timelines for new molecular entities. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs.
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
In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other application to market the "same drug" for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.
Descartes-08 has been granted Orphan Drug Designation for the treatment of MG.
Expedited Development and Review Programs
The FDA offers various programs, including the Fast Track program, Breakthrough Therapy designation, and the RMAT designation that are intended to expedite or facilitate the process for reviewing new biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request that the FDA designate the biologic as a Fast Track product at any time during the clinical development of the product.
Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness of treatment, diagnosis, or prevention compared to available therapies.
Additionally, a product may be eligible for accelerated approval. The FDA may approve a product for a serious or life-threatening disease or condition based on a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product subject to accelerated approval perform adequate and well-controlled post-marketing clinical studies to confirm such benefit. The Food and Drug Omnibus Reform Act of 2022, or FDORA, added the failure to conduct post-approval studies with due diligence or to submit timely progress reports on such studies to the list of prohibited acts under the FD&C Act, which means that any such failures, whether they result from a sponsor’s actions or the actions of third parties, could provide the basis for enforcement actions. In addition, the FDA currently requires as a condition for accelerated approval that promotional materials be submitted prior to use, which could adversely impact the timing of the commercial launch of the product.
In addition, under the provisions of The Food and Drug Safety and Innovation Act, or FDASIA, the FDA established a Breakthrough Therapy Designation which is intended to expedite the development and review of products that treat serious or life-threatening diseases or conditions. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of Fast Track designation, as well as more intensive FDA interaction and guidance. Fast Track, priority review, accelerated approval, and breakthrough therapy designations do not change the standards for approval and may not necessarily expedite the development or approval process.
In 2016, the 21st Century Cures Act established what the FDA describes as a regenerative medicine adventure therapy, or RMAT, designation. The RMAT designation program is intended to facilitate an efficient development program for, and expedite review of, any product that meets the following criteria: (i) the product qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the product is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of Breakthrough Therapy Designation, including early interactions to discuss any potential surrogate or intermediate endpoints to be used to support accelerated approval, eligibility for rolling review and potential eligibility for priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites, including through expansion of trials to additional sites, as appropriate.
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
We also must comply with the FDA’s advertising and promotion requirements, such as the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling, known as “off-label use”, and the requirement to balance information provided about a product’s benefits with important safety information. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions, expensive and onerous government investigations, and adverse publicity.
Conventional DNA-modified CAR-T cell products have been subject to extensive post-approval surveillance requirements. Because the mRNA of our products is temporary, we do not believe that our mRNA-modified products will be subject to requirements of this nature, although other post-approval requirements will apply.
Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, or ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.
Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical study or studies. The FDA has approved a number of products under these provisions.
To the Company’s knowledge, the definition of “biosimilar” with regard to an mRNA-modified cell therapy has not been expressly stated in statute, regulation, or guidance, and has not been reviewed by a court. The regulatory pathway for a biosimilar to one of our products thus remains somewhat uncertain.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. A biological product may also obtain pediatric exclusivity in the United States. For a biological product, pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study or studies.
The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.
Government Regulation Outside of the United States
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in countries outside the United States prior to the commencement of clinical studies or marketing of the product in those countries.
The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

In the European Economic Area, or EEA, which is composed of the 27 member states of the European Union, or EU, plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs.
The EU MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (comprising gene therapy, somatic cell therapy and tissue engineered products), among others. The Centralized Procedure is optional for other products containing a new active substance not yet authorized in the EEA, or for other products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.
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
To obtain regulatory approval of medical product under EU regulatory systems, we must submit a marketing authorization application, which is similar to the U.S. BLA. The EU also provides opportunities for market exclusivity. Upon receiving marketing authorization, “new active substances” generally receive eight years of data exclusivity, which prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application, and an additional two years of market exclusivity, during which no generic or biosimilar product can be marketed. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new active substance, and products may not qualify for data exclusivity. Products receiving orphan designation in the EU can receive ten years of market exclusivity, during which time no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for certain financial and exclusivity incentives.
For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
When conducting clinical trials in the EU, we must adhere to the provisions of the EU Clinical Trials Directive (Directive 2001/20/EC) and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial. In 2014, the EU passed the Clinical Trials Regulation (Regulation 536/2014), which will replace the current Clinical Trials Directive, to ensure that the rules for clinical trials are identical throughout the EU.
We are also subject to data privacy and security laws in the jurisdictions outside of the U.S. in which we are established, run clinical trials or in which we sell or market our products once approved. For example, in Europe we are subject to Regulation (EU) 2016/679 (General Data Protection Regulation, or GDPR) in relation to our collection, control, processing and other use of personal data (i.e., data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the EEA, including the health and medical information of these participants. The GDPR is directly applicable in each EU Member State, however, it provides that EU Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes accountability and transparency obligations regarding personal data. We are also subject to EU rules with respect to cross-border transfers of personal data out of the EU and EEA. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are established or otherwise subject to the GDPR. A breach of the GDPR could result in significant fines, regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm. Moreover, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU.
Other Healthcare Laws
The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly (regardless of knowledge of this specific statute) and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers, and other third parties on the other. The majority of states also similar have anti-kickback laws, which in some cases apply to items and services reimbursed by private insurance.
The federal false claims and civil monetary penalties laws, including the civil False Claims Act, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation. A claim includes “any request or demand” for money or property presented to the U.S. government. Manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging or off-label promotion to customers that file claims. Violation of the federal Anti-Kickback Statute may also constitute a false or fraudulent claim for purposes of the federal civil False Claims Act. Actions under the civil False Claims Act may be brought by the Department of Justice or as a qui tam action by a private individual in the name of the government. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
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
In addition, the Physician Payments Sunshine Act requires applicable manufacturers to annually report certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care providers, as well as ownership and investment interests held by physicians and their immediate family members.
Sanctions under these federal and state fraud and abuse laws may include civil monetary penalties and criminal fines, exclusion from government healthcare programs, and imprisonment.
We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to, as well as imposed certain other privacy obligations on, “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission, or FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a).

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
Federal, state and local governments in the U.S. have established and continue to consider policies to limit the growth of healthcare costs, including the cost of prescription drugs. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for prescription drugs.
At the federal level, for example, the Inflation Reduction Act of 2022, or IRA, was signed into law. Key provisions of the IRA include the following, among others:
•The IRA requires manufacturers to pay rebates for Medicare Part B and Part D drugs whose price increases exceed inflation.
•The IRA eliminates the so-called “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached.
•The IRA delays the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries.
•The IRA directs the Centers for Medicare and Medicaid Services, or CMS, to engage in price-capped negotiation for certain Medicare Part B and Part D products. Specifically, the IRA’s Price Negotiation Program applies to high-expenditure single-source drugs and biologics that have been approved for at least seven or 11 years, respectively, among other negotiation selection criteria, beginning with 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The negotiated prices will be capped at a statutorily determined ceiling price. There are certain statutory exemptions from the IRA’s Price Negotiation Program, such as for a drug that has only a single orphan drug designation and is approved only for an indication or indications within the scope of such designation. The IRA’s Price Negotiation Program is currently the subject of legal challenges.
Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties or a potential excise tax. The IRA permits the Secretary of Health and Human Services, or the HHS Secretary, to implement many of the IRA’s provisions through guidance, as opposed to regulation, for the initial years. The effect of the IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices pharmaceutical manufacturers can charge and reimbursement pharmaceutical manufacturers can receive for approved products, among other effects.
In addition, other legislative changes have been proposed and adopted in the United States. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
The Biden administration has indicated that lowering prescription drug prices is a priority. On October 14, 2022, President Biden signed an executive order to lower prescription drug costs for Americans. In response to this directive, the HHS Secretary announced and the Center for Medicare and Medicaid Innovation is developing three new models intended to lower drug costs under Medicare and Medicaid, including establishing a new approach for administering outcomes-based agreements for cell and gene therapies. President Biden also signed an executive order on July 9, 2021 affirming the administration’s policy to, among other things, support legislative reforms that would lower the prices of prescription drugs, including by supporting the development and market entry of lower-cost generic drugs and biosimilars, and support the enactment of a public health insurance option. Among other things, the executive order directs the HHS Secretary to provide a report on actions to combat excessive pricing of prescription drugs, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition, enhance the domestic drug supply chain, reduce the price that the federal government pays for drugs, and address price gouging in the industry. The executive order also directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. In response, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On January 5, 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation proposal, the first step toward Florida facilitating importation of certain prescription drugs from Canada.
Employees and Human Capital Resources
At Cartesian Therapeutics, we consider human capital to be an essential driver of our business and successful strategy creation and execution. Our people, driven by our collaborative, pioneering, and patient-focused culture, propel our business forward, strengthening us for long-term success.
As of December 31, 2023, we had 38 employees, 26 of whom are primarily engaged in research and development activities and 12 in corporate functions. 37 of our employees are employed by us on a full-time basis. 73.6% of our employees have at least one of a Masters, PhD, or MD degree. All employees reside and work in the United States and our employees are not represented by a labor union. We consider our employee relations to be strong and in good standing.
Our goal is to continually engage our talented and diverse workforce to drive value creation both for our business and ultimately our patient populations. We believe in a proactive approach to talent management focusing on retention of key talent, critical role successor identification, and impactful employment development. Additional priority areas intended to drive engagement include successful recruitment of diverse talent, continual promotion of professional development at all levels, introduction, and evolution of business-friendly human resources solutions, coupled with an intentional culture dialog aimed to drive a high engagement, high performance, patient centric culture.
To further drive attraction and retention of our high-quality, experienced, and diverse workforce, we invest in the physical, emotional, and financial well-being of our employees. These investments include a competitive mix of compensation and generous insurance benefits. To assist employees with the rising cost of healthcare, we pay 100% of an employee’s deductible and co-insurance payments. All employees are eligible to participate in our equity compensation programs. All employees are awarded new hire equity and annual equity. Employees are also eligible to receive an annual cash bonus and to participate in a 401(k) retirement plan with an industry competitive company match.
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.cartesiantherapeutics.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The hyperlink to our website is included as an inactive textual reference only, and the information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.

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
•We develop our mRNA-based product candidates by leveraging our proprietary technology and our manufacturing platform, RNA Armory®, which is an unproven approach to the treatment of autoimmune disease. We are early in most of our clinical development efforts and may not be successful in our efforts to build a pipeline of product candidates and develop marketable drugs.
•Clinical drug development is inherently risky and involves a lengthy and expensive process, which is subject to a number of factors, many of which are outside of our control. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•We expect to continue to grow our manufacturing capabilities and resources and we must incur significant costs to develop this expertise and/or rely on third parties to manufacture our products.
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
•We have been in the past and may in the future be subject to stockholder litigation.
•The failure to successfully integrate the businesses of Selecta and Old Cartesian in the expected timeframe would adversely affect the Company’s future results.
•We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

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

Risks Related to the Development of our Product Candidates
We develop our mRNA-based product candidates by leveraging our proprietary technology and our manufacturing platform, RNA Armory®, which is an unproven approach to the treatment of autoimmune disease. We are early in most of our clinical development efforts and may not be successful in our efforts to build a pipeline of product candidates and develop marketable drugs.
Our mRNA approach to develop product candidates for the treatment of autoimmune diseases is an unproven approach. Our most advanced product candidate, Descartes-08 is in Phase 2 clinical development. We have not demonstrated the ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial product, or arrange for a third party to do so on our behalf, or conduct other sales and marketing activities necessary for successful product commercialization. We may have problems identifying new product candidates and applying our technologies to other areas. Even if we are successful in identifying new product candidates, they may not be suitable for clinical development, including as a result of manufacturing difficulties, harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
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
•manufacturability, manufacturing, logistics, and stability of our cell therapies, including autologous cell therapies;
•growing our internal cGMP manufacturing capabilities to support commercial manufacturing or making arrangements with third-party manufacturers;
•launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of our products, if and when approved, by patients and the medical community;
•effectively competing with other therapies;
•obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved;
•maintaining an acceptable safety profile of our products following approval; and
•maintaining and growing an organization of scientists and businesspeople who can develop and commercialize our product candidates and technology.
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
Clinical development is expensive, time consuming and involves significant risk. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete manufacturing and preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Manufacturing cell therapies, particularly those modified with mRNA, is a new field.
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
•we may be unable to manufacture our product candidates, which in some cases such as mRNA CAR-T, are manufactured on a patient-by-patient basis;
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
•laboratories that we rely upon to perform certain quality control tests may become unavailable, or their services could be delayed;
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
We could also encounter delays if a clinical trial is suspended or terminated. Authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards, or IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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
Further, there can be no assurance that any of our product candidates that are granted such designations, including Descartes-08, will ever benefit from such designations or that the FDA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. In particular, the scope of exclusivity afforded for mRNA-modified cell therapy products may not be well defined. Further with respect to orphan drug status, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care.
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
In November 2023, the FDA issued a statement that it is investigating serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous CAR-T cell immunotherapies. While the FDA noted that it currently believes that the overall benefits of these products continue to outweigh their potential risks for their approved uses, the FDA stated that it is investigating the identified risk of T-cell malignancy with serious outcomes, including hospitalization and death, and is evaluating the need for regulatory action. Further, in January 2024, the FDA announced it would require a so-called “boxed warning” be added to the prescribing information for all six then-currently approved CAR-T therapies. A boxed warning is the strongest safety labeling the FDA may require. However, because all currently approved CAR T-cell immunotherapies are in oncology indications, there can be no assurance that FDA will reach the same risk-benefit analysis in other indications.
While we believe our mRNA-based CAR-T product candidates may have a differentiated toxicity profile than currently approved DNA-based CAR-T therapies, there can be no assurance that the FDA would not treat Descartes-08 or any of our other product candidates similar to approved DNA-based CAR-T therapies. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.
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
•regulatory authorities may require the addition of labeling statements, such as a boxed warning or a contraindication;
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
•our reputation may suffer; and
•we could be required to develop a risk evaluation and mitigation strategies, or REMS, plan to prevent, monitor and/or manage a specific serious risk by informing, educating and/or reinforcing actions to reduce the frequency and/or severity of the event.
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
Our autologous cell therapy product candidates, including Descartes-08, are made on a patient-by-patient basis, rendering their manufacture less predictable and requiring more demanding logistics.
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
The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process and we will need to meet, or will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. Our failure or the failure of any CMO to meet required regulatory authority requirements could result in the delayed submission of regulatory applications, or delays in receiving regulatory approval for any of our or our current or future collaborators’ product candidates.
To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we depend, and will depend in the future, on these third parties to perform their obligations in a timely manner and consistent with contractual and regulatory requirements, including those related to quality control and quality assurance. The failure of any CMO to perform its obligations as expected, or, to the extent we manufacture all or a portion of our product candidates ourselves, our failure to execute on our manufacturing requirements, could adversely affect our business in a number of ways, including:
•we or our current or future collaborators may not be able to initiate or continue clinical trials of product candidates that are under development;
•we or our current or future collaborators may be delayed in submitting regulatory applications, or receiving regulatory approvals, for our product candidates;
•we may lose the cooperation of our collaborators;
•our facilities and those of our CMOs, and our products could be the subject of inspections by regulatory authorities that could have a negative outcome and result in delays in supply;
•we may be required to cease distribution or recall some or all batches of our products or take action to recover clinical trial material from clinical trial sites; and
•ultimately, we may not be able to meet the clinical and commercial demands for our products.
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
We rely, and expect to continue to rely, on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials, including our ongoing Phase 1/2 clinical trial of Descartes-08. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials.
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
•our ability to manufacture and distribute cell therapies in a timely and secure manner;
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
•our ability to hire and retain a sales force;
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market, especially for any competitor developing a cell therapy product that will likely share our same regulatory approval requirements. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products.
We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
The Biologics Price Competition and Innovation Act of 2009, or the BPCIA, was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a biologics license application, or BLA. The law is still being interpreted and implemented by the FDA, and as a result, its ultimate impact, implementation, and meaning are subject to uncertainty. However, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
•distraction of management’s attention from our primary business; and
•substantial monetary awards to patients or other claimants.
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
•the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•HIPAA, as amended by HITECH and their respective implementing regulations, which also impose obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act, or the Sunshine Act, which requires applicable manufacturers of certain products for which payment is available under a federal healthcare program to report annually to the government information related to certain payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members;

•analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers; and requirements to comply with federal and pharmaceutical industry compliance guidelines;
•state data privacy and price transparency laws, many of which differ from each other in significant ways and often are broader than and not preempted by HIPAA or the Sunshine Act, thus complicating compliance efforts; by way of example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context; and
◦similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation, or GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the EU (including health data); in addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU.
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
For example, the Patient Protection and Affordable Care Act of 2010, or the ACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations administered by the U.S. Commerce Department’s Bureau of Industry and Security, U.S. customs regulations, various economic and trade sanctions regulations including those administered or enforced by relevant government authorities, such as by the U.S. Treasury Department’s Office of Foreign Assets Control or the U.S. Department of State, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. U.S. sanctions laws and regulations may govern or restrict our business and activities in certain countries and with certain persons. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other partners from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our product candidates abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Our violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
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
Except for the year ended December 31, 2022, we have incurred significant operating losses since our inception. We incurred a net loss of $219.7 million, had net income of $35.4 million, and incurred a net loss of $25.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $614.6 million. To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from collaboration and license arrangements and a credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. Historically we devoted substantially all of our financial resources and efforts to developing our ImmTOR platform and following the closing of the Merger, or the Closing, we expect to devote substantially all of our financial resources and efforts to developing our mRNA-based therapies for the treatment of autoimmune diseases, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of clinical development of most of our product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
•continue the research and development of our product candidates;
•increase and develop our manufacturing and distribution capacities;
•discover and develop additional product candidates;
•seek to maintain and enter into collaboration, licensing and other agreements, including, but not limited to research and development, and/or commercialization agreements;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•potentially establish a sales, marketing and distribution infrastructure and scale up internal manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
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
We believe that our existing cash, cash equivalents and restricted cash as of December 31, 2023, combined with net proceeds received subsequent to December 31, 2023 in connection with our November 2023 private placement, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the timing for stockholder approval of the conversion of our Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or Series A Preferred Stock, into shares of our common stock and any redemptions of Series A Preferred Stock for cash;
•the scope, progress, results and costs of our clinical trials, preclinical development, manufacturing, laboratory testing and logistics;
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
The Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock, or the Certificate of Designation, contains a provision granting each holder of the Series A Preferred Stock the option to require us to redeem any or all of such holder’s shares of Series A Preferred Stock beginning on the date that is 18 months following Closing; provided, however, that no holder will have the right to seek redemption of any shares of Series A Preferred Stock to the extent that such holder would otherwise be unable to convert such shares of Series A Preferred Stock due to the common stock beneficial ownership limitation contained in the Certificate of Designation. The per-share redemption price is the average closing trading price of the common stock for the ten preceding trading days ending on, and including, the trading day immediately prior to the date a notice of conversion is delivered to us. We could be required to use a significant amount of our cash resources on hand to satisfy this redemption obligation, particularly if holders of Series A Preferred Stock exercise their redemption right with respect to a significant number of shares of Series A Preferred Stock or at a time when the trading price of our common stock is elevated. Further, in the event that we do not have sufficient cash on hand to satisfy our redemption obligations, we may need to raise additional capital to satisfy these potential obligations. Any redemption payments could materially limit the amount of cash we have available to fund our operations.
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
We have net operating loss carryforwards, or NOLs, for federal and state income tax purposes that may be available to offset our future taxable income, if any. In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. If the IRS, challenges our analysis that existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code.
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
We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or other patent office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. The issuance, scope, validity, enforceability and commercial value of our patents are subject to a level of uncertainty.
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
Depending upon the timing, duration and specifics of FDA regulatory approval for our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Patent term restorations, however, are limited to a maximum of five years and cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA.
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
As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404 of the Sarbanes-Oxley Act of 2002. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2023. There are no material accounting errors or omissions within the consolidated financial statements as a result of this material weakness. We concluded that we did not design and implement effective internal controls specifically related to the documentation of the assumptions supporting the valuation of the in-process intangible assets in connection with the Old Cartesian material business combination and the initial and ongoing contingent value right obligation issued at the time to legacy Selecta stockholders. This includes a lack of sufficient documentation to provide evidence of the associated management review controls.
In response to the identified material weakness above, we, with the oversight of the Audit Committee of the Board of Directors, or the Audit Committee, intend to take comprehensive actions to remediate the material weakness in internal control over financial reporting. We expect to re-evaluate the scope and level of precision for conducting and documenting the reviews over significant acquisitions and contingent value rights including the review of prospective financial information used in valuation reports produced by third-party specialists supporting the accounting for business combinations and contingent value rights. The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment.
This material weakness and any other failure to maintain effective internal control over financial reporting could result in a loss of confidence in the reliability of our financial statements which could have a negative impact on the trading price of our common stock and harm our ability to raise additional capital on acceptable terms or at all.
A variety of risks associated with maintaining our subsidiary in Russia or expanding operations internationally could adversely affect our business.
In addition to our U.S. operations, we maintain a wholly owned subsidiary in Russia, Selecta (RUS). However, we are in the process of winding down all remaining operations of this subsidiary. We may face risks associated with winding down the operations of our subsidiary in Russia, or with any international operations, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, and risks associated with our compliance with evolving international sanctions, which could harm our business. We may also rely on collaborators to commercialize any approved product candidates outside of the United States. Doing business internationally involves a number of risks, including but not limited to:
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 60.1% of our outstanding voting stock as of December 31, 2023, and assuming the conversion of all shares of Series A Preferred Stock into common stock and reflecting the completion of the November 2023 private placement, which occurred subsequent to December 31, 2023. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
Future sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
Concurrently and in connection with the execution of the Merger Agreement, certain Old Cartesian securityholders, as of immediately prior to the Merger, and certain of our directors and officers as of immediately prior to the Merger entered into lock-up agreements with us, pursuant to which each such stockholder is subject to a lockup on the sale or transfer of shares of our common stock held by each such stockholder, including those shares received by Old Cartesian securityholders in the Merger, for a period of 180 days from the Closing. Upon expiration of this 180-day lockup period, these shares will become eligible for sale in the public market.
On November 13, 2023, we also entered into a Registration Rights Agreement, or the RRA, with holders of common stock and Series A Preferred Stock signatory thereto. Pursuant to the RRA, we are obligated to prepare and file a resale registration statement with the SEC by the Filing Deadline (as defined therein). We agreed to use our reasonable best efforts to cause this registration statement to be declared effective by the SEC within 45 calendar days of the Filing Deadline (or within 90 calendar days of the Filing Deadline if the SEC reviews the registration statement). Once such registration statement is declared effective, the shares to which the registration statement relates will no longer constitute restricted securities and may be sold freely in the public markets, subject to lapse on any related contractual restrictions related thereto of any holder party thereto, and subject to any restrictions that may be applicable to any control securities.
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
Provisions in our restated certificate of incorporation, as amended, or the Charter, and amended and restated by-laws may delay or prevent an acquisition or a change in management. These provisions include a prohibition on actions by written consent of our stockholders and the ability of our board of directors, or the Board of Directors, to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us.
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

Furthermore, our Charter specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents.
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
We have been in the past and may in the future be subject to stockholder litigation.
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
On February 21, 2024, Paul Wymer, a purported stockholder of our Company, filed an action against us and members of our Board of Directors in the U.S. District Court for the Southern District of New York, titled Wymer v. Cartesian Therapeutics, Inc., et al., No. 24-cv-01288. The complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act by failing to disclose purportedly material information to our stockholders in our Preliminary and Definitive Proxy Statements filed on January 31, 2024, and February 14, 2024, respectively, in connection with the solicitation of stockholder approval of a proposal to convert our Series A Preferred Stock into our common stock, subject to certain beneficial ownership limitations, or the Conversion Proposal. The complaint seeks injunctive relief enjoining or rescinding the Merger, issuance of an amended proxy statement, and attorneys' fees and costs. Additional similar lawsuits may be filed. We believe this lawsuit is without merit and intend to vigorously defend against this plaintiff’s claims.
On February 7, 2024, Justin Sloan, a purported stockholder of our Company, filed a putative class action on behalf of himself and similarly situated stockholders of the Company against our Company and members of our Board of Directors in the Court of Chancery of the State of Delaware, titled Sloan v. Barabe, et al., No. 2024-0105. The complaint alleges that the individual defendants breached their fiduciary duties by failing to disclose purportedly material information to our Company’s stockholders in our Preliminary Proxy Statement filed on January 31, 2024 in connection with the solicitation of stockholder approval of the Conversion Proposal. The complaint seeks a temporary injunction against the stockholder vote on the Conversion Proposal, compensatory damages, pre-and post-judgment interest, and attorneys’ fees and costs. At a telephonic hearing on February 28, 2024, the Court denied the Plaintiff’s motion to expedite the proceedings, rejecting Plaintiff's argument that the lawsuit raised colorable disclosure claims warranting expedited treatment. Additional similar lawsuits may be filed. We believe this lawsuit is without merit and intend to vigorously defend against this plaintiff’s claims.
On August 3, 2020, a stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleges that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, we received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors. While the litigation was stayed, the parties reached an agreement in principle to settle the matter, and on March 18, 2022, they submitted a Stipulation and Agreement of Settlement and other documentation to the Court for its approval of the settlement. On July 21, 2022, the Court held a settlement hearing, at which the settlement was approved. On August 1, 2022, the Court entered an Order and Final Judgment which dismissed the action, and all claims contained therein, with prejudice. We could receive other demands or be subject to other litigation. We intend to vigorously defend against any demands which we believe to be without merit.

There can be no assurance as to the outcome of any stockholder litigation. Unfavorable outcomes in class action litigation could require us to pay extensive damages, which could delay or prevent our ability to develop our product candidates and harm our operations.

Risks Related to the Merger
There is no guarantee that the Merger will increase stockholder value.
In November 2023 we merged with Old Cartesian. We cannot guarantee that implementing the Merger and related transactions will not impair stockholder value or otherwise adversely affect our business. The Merger poses significant integration challenges between our businesses and management teams which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of the Merger to our stockholders.
Pursuant to the terms of the Merger Agreement, we are required to recommend that our stockholders approve the conversion of shares of our Series A Preferred Stock into shares of our common stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so we may be required to settle such shares in cash and our operations may be materially harmed.
Under the terms of the Merger Agreement, we agreed to call and hold a meeting of our stockholders to obtain the requisite approvals for the conversion of shares of Series A Preferred Stock into shares of our common stock, and, if such approval is not obtained at that meeting, to seek to obtain such approvals at an annual or special stockholders' meeting to be held at least every six months thereafter until such approval is obtained, which would be time-consuming and costly. Additionally, beginning on the date that is 18 months from the date of the Closing, the holders of our then-outstanding shares of Series A Preferred Stock will be entitled to elect to have such shares of Series A Preferred Stock redeemed for cash at a price per share equal to the ten-day trailing average closing trading price of the common stock at such time, as described in our Certificate of Designation relating to the Series A Preferred Stock. If we are forced to cash settle a significant amount of the Series A Preferred Stock, it could materially affect our results of operations.
The failure to successfully integrate the businesses of Selecta and Old Cartesian in the expected timeframe would adversely affect our future results.
Our ability to successfully integrate the operations of Selecta and Old Cartesian will depend, in part, on our ability to realize the anticipated benefits and cost savings from the Merger. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected. In addition, the integration of Selecta's and Old Cartesian’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to our operations. It is possible that the integration process could result in the loss of key employees, the disruption of our business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the Merger. Delays encountered in the integration process could have a material adverse effect on our operating results and financial condition, including the value of its common stock.
We have incurred substantial expenses related to the integration of Old Cartesian.
We have incurred substantial expenses in connection with the Merger and the subsequent integration of Old Cartesian with Selecta. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, research and development, marketing and benefits. Both we and Old Cartesian have incurred significant transaction expenses in connection with the drafting and negotiation of the Merger Agreement and significant severance expenses as a result of the Merger. While we and Old Cartesian have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that have been and will be incurred are, by their nature, difficult to estimate accurately. These integration expenses have resulted in our taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
One of the key responsibilities of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly and through the Audit Committee, which conducts regular risk assessments related to all matters affecting the enterprise, including cybersecurity, and receives periodic reports on the Company’s cybersecurity risks and activities.
Our Chief Financial Officer and our Senior Director, Head of IT and Informatics are the Company employees primarily responsible for assessing and managing material risks from cybersecurity threats with assistance from third-party service providers. Our Chief Financial Officer has served as a biotechnology executive for 15 years, whose responsibilities have included direct oversight of his companies' cybersecurity risks. Our Senior Director, Head of IT and Informatics has served as an information technology professional for over ten years and has held senior IT positions at multiple biotechnology companies, where his primary responsibilities included maintaining direct oversight over his companies' cybersecurity risks.
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks is delegated to our Senior Director, Head of IT and Informatics, who reports on IT operations, risk mitigation and assessment efforts, and other general cybersecurity matters to our Chief Financial Officer, to manage the risk assessment and mitigation process.
The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our internal IT function and management.
We engage consultants or other third parties in connection with our risk assessment processes. These service providers assist us in designing and implementing our cybersecurity policies and procedures, and monitoring and testing our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our Company. Our Chief Financial Officer and Senior Director, Head of IT and Informatics provide periodic briefings to the Audit Committee regarding our Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and related matters. The Audit Committee provides regular updates to the full Board of Directors on such reports.
We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Item 2. Properties
Our corporate headquarters are currently located at 704 Quince Orchard Road, Gaithersburg, Maryland and consists of 7,909 total square feet of leased office, laboratory, and manufacturing space under a lease that expires in January 2027. Additionally, we lease approximately 32,294 total square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in May 2028.
In February 2024, we entered into an agreement to lease 19,199 square feet consisting of integrated manufacturing and office space in Frederick, Maryland. The initial term is expected to commence no later than April 1, 2024 and terminate seven full lease years following, which is expected to be May 2031.

We also lease approximately 2,500 square feet of office and laboratory space in Moscow, Russia on a month-to-month basis.

Item 3. Legal Proceedings
On February 7, 2024, Justin Sloan, a purported stockholder of our Company, filed a putative class action on behalf of himself and similarly situated stockholders of our Company against us and members of our Board of Directors in the Court of Chancery of the State of Delaware, titled Sloan v. Barabe, et al., No. 2024-0105. The complaint alleges that the individual defendants breached their fiduciary duties by failing to disclose purportedly material information to our stockholders in our Preliminary Proxy Statement filed on January 31, 2024 in connection with the solicitation of stockholder approval of the Conversion Proposal. The complaint seeks a temporary injunction against the stockholder vote on the Conversion Proposal, compensatory damages, pre- and post-judgment interest, and attorneys’ fees and costs. At a telephonic hearing on February 28, 2024, the Court denied the Plaintiff’s motion to expedite the proceedings, rejecting Plaintiff's argument that the lawsuit raised colorable disclosure claims warranting expedited treatment. Additional similar lawsuits may be filed. We believe this lawsuit is without merit and intend to vigorously defend against this plaintiff’s claims.
On February 21, 2024, Paul Wymer, a purported stockholder of our Company, filed an action against us and members of our Board of Directors in the U.S. District Court for the Southern District of New York, titled Wymer v. Cartesian Therapeutics, Inc., et al., No. 24-cv-01288. The complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act by failing to disclose purportedly material information to our stockholders in our Preliminary and Definitive Proxy Statements filed on January 31, 2024, and February 14, 2024, respectively, in connection with the solicitation of stockholder approval of the Conversion Proposal. The complaint seeks injunctive relief enjoining or rescinding the Merger, issuance of an amended proxy statement, and attorneys' fees and costs. Additional similar lawsuits may be filed. We believe this lawsuit is without merit and intend to vigorously defend against this plaintiff’s claims.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is publicly traded on The Nasdaq Stock Market under the symbol “RNAC.”
Holders
As of March 1, 2024, there were approximately 161,948,618 shares of our common stock outstanding held by approximately 89 holders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2018 and December 31, 2023, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 at the market close on December 31, 2018 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
Comparison Of Cumulative Total Return Cartesian Therapeutics, Inc.,
Nasdaq Composite Index and Nasdaq Biotechnology Index
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities or the Exchange Act.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans in Item 12 of Part III of this Annual Report is incorporated herein by reference. Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects, then applicable contractual restrictions and any other factors deemed relevant by our Board of Directors. Investors should not purchase our common stock with the expectation of receiving cash dividends.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any of our equity securities during the quarter ended December 31, 2023.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” A discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a clinical-stage biotechnology company developing mRNA cell therapies for the treatment of autoimmune diseases. We leverage our proprietary technology and manufacturing platform to introduce one or more mRNA molecules into cells to enhance their function. Unlike DNA, mRNA degrades naturally over time without integrating into the cell’s genetic material. Therefore, our mRNA cell therapies are distinguished by their capacity to be dosed repeatedly like conventional drugs, administered in an outpatient setting, and given without pre-treatment chemotherapy required with many conventional cell therapies. In an open-label Phase 2 clinical trial in patients with MG, a chronic autoimmune disease that causes disabling muscle weakness and fatigue, we observed that our lead product candidate, Descartes-08, generated a deep and durable clinical benefit.
We are leveraging our proprietary technology and manufacturing platform, RNA Armory®, to develop mRNA cell therapies for autoimmune diseases across three modalities. Our mRNA CAR-T modality is a personalized approach that collects a patient’s T-cells and uses mRNA to introduce a CAR into the cell. The CAR redirects the T-cells to target and destroy pathogenic self-reactive cells. Our mRNA MSC modality is an allogeneic approach that introduces one or more mRNAs into donor-sourced MSCs, enabling them to produce proteins that target key pathways involved in autoimmunity. These cells are banked and are designed to be administered off-the-shelf to any patient. Our mRNA in situ modality is designed to deliver mRNA into a patient’s lymph node to generate CAR-T cells and other proteins that target autoimmunity.
Merger
On November 13, 2023, the Company and Old Cartesian entered into the Merger Agreement. In connection with the Merger and pursuant to the Merger Agreement, the Company changed its corporate name to Cartesian Therapeutics, Inc., with Old Cartesian surviving as a wholly owned subsidiary of the Company, as summarized in Note 3 of the accompanying notes to the consolidated financial statements appearing elsewhere in this Annual Report.
Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants, collaboration and license arrangements and a credit facility. We do not have any products approved for sale and have not generated any product sales.
Except for the year ended December 31, 2022, we have incurred significant operating losses since our inception. We incurred a net loss of $219.7 million and had net income of $35.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $614.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•advance Descartes-08 for MG into Phase 3 development;
•continue to develop our preclinical and clinical-stage product candidates;
•seek regulatory approvals for any product candidates that successfully complete clinical trials; and
•maintain, expand and protect our intellectual property portfolio, including through licensing arrangements.
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
Concurrently with the closing of the Merger, we entered into a securities purchase agreement in which we agreed to issue 149,330.115 shares of Series A Preferred Stock, in exchange for aggregate gross proceeds of $60.25 million, or the November 2023 Private Placement. We granted customary registration rights to investors in connection with the November 2023 Private Placement.
We believe that our existing cash, cash equivalents, and restricted cash as of December 31, 2023, combined with net proceeds from the November 2023 Private Placement received subsequent to December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into mid-2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
We intend to seek collaboration partners for the assets in the development programs that we are no longer actively advancing.
The consolidated financial information presented below includes the accounts of Cartesian Therapeutics, Inc. and our wholly owned subsidiaries, Selecta (RUS) LLC, a Russian limited liability company, or Selecta (RUS), and Selecta Biosciences Security Corporation, a Massachusetts securities corporation, and Cartesian Bio, LLC, a Delaware limited liability company, which is a variable interest entity for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.
Collaboration and license revenue
To date, we have not generated any revenue from product sales. Our revenue consists primarily of collaboration and license revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amounts of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For further description of the agreements underlying our collaboration and license revenue, see Notes 2 and 14 to our consolidated financial statements included elsewhere in this Annual Report.
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
In June 2020, we and Swedish Orphan Biovitrum AB, or Sobi, entered into a License and Development Agreement, which was amended in October 2023, or, as so amended, the Sobi License. Pursuant to the Sobi License, clinical trial costs incurred to complete development of the product candidate SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials for SEL-212, were reimbursed by Sobi. These costs, when reimbursed, were recognized as revenue consistent with the revenue recognition methodology disclosed in Note 14 to our consolidated financial statements included elsewhere in this Annual Report. The reimbursable costs exclude any costs of additional development activities required that were related to the ImmTOR platform and were unrelated to SEL-212.
In January 2023, we and Audentes Therapeutics, Inc., or Astellas, entered into a License and Development Agreement, or the Astellas Agreement. Pursuant to the Astellas Agreement, Astellas agreed to reimburse us for 25% of all budgeted costs incurred to complete the development of Xork, a bacterial IgG protease licensed from Genovis AB (publ.), or Genovis, for use in Pompe disease with an Astellas gene therapy investigational or authorized product. These costs, when reimbursed, will be recognized as revenue consistent with the revenue recognition methodology disclosed in Note 14 to our consolidated financial statements included elsewhere in this Annual Report.
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
Other income, net
Other income, net consists primarily of sublease income.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured quarterly at fair value, utilizing a Black-Scholes valuation methodology, with the change in fair value recognized as a component of earnings.
Change in fair value of contingent value right liability
The CVR liability is remeasured quarterly at fair value, utilizing a discounted cash flow valuation methodology, with the change in fair value recognized as a component of earnings.
Change in fair value of Series A Preferred Stock forward contract liabilities
The forward contract liability associated with the delayed issuance of the Series A Preferred Stock related to the Merger and November 2023 Private Placement is remeasured quarterly at fair value, utilizing the market price of our common stock, with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of Selecta (RUS) is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of each of December 31, 2023 and 2022, we maintained cash of $0.2 million in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
Collaboration and license revenue
During the year ended December 31, 2023, we recognized $26.0 million of collaboration and license revenue, compared to $110.8 million for the year ended December 31, 2022, a decrease of $84.8 million, or 77%. The decrease was primarily due to a decrease of revenue recognized under the Sobi License resulting from both the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program partially offset by an increase for revenue recognized under the Astellas Agreement.
Research and development expenses
For the year ended December 31, 2023, our research and development expenses were $71.8 million, compared to $72.4 million for the year ended December 31, 2022, a decrease of $0.6 million, or 1%. The decrease in cost was primarily the result of reductions in expenses incurred for preclinical and clinical programs due to the strategic reprioritization partially offset by expenses incurred for stock compensation and personnel expenses.
General and administrative expenses
During the year ended December 31, 2023, our general and administrative expenses were $40.6 million, compared to $23.9 million for the year ended December 31, 2022, an increase of $16.7 million, or 70%. The increase in costs was primarily the result of expenses incurred for stock compensation, personnel expenses, and professional fees incurred in connection with the Merger.
Investment income
Investment income for the year ended December 31, 2023 was $5.0 million, compared to $2.1 million for the year ended December 31, 2022, an increase of $2.9 million, or 138%. The increase in investment income was due to increased investment balances and higher interest rates.
Foreign currency transaction gain (loss)
We recognized de minimis foreign currency translation adjustments during each of the years ended December 31, 2023 and 2022.
Interest expense
Interest expense for the year ended December 31, 2023 was $2.8 million compared to $3.0 million for the year ended December 31, 2022, a decrease of $0.2 million, or 7%. Interest expense for the year ended December 31, 2023 comprised interest expense and amortization of the carrying costs of our credit facilities and loss on extinguishment of debt.
Change in fair value of warrant liabilities
For the year ended December 31, 2023, we recognized $12.7 million of income from the decrease in the fair value of warrant liabilities, compared to $20.9 million for the year ended December 31, 2022, a decrease of $8.2 million or 39.2%. Fair value of warrant liabilities was determined utilizing the Black-Scholes valuation methodology. The decrease in warrant value was primarily driven by a decrease in the per-share price of our common stock.
Change in fair value of contingent value right liability
For the year ended December 31, 2023 we recognized $18.3 million of expense associated with the increase in the fair value of CVR liability. The fair value of the CVR liability was determined utilizing a discounted cash flow valuation methodology. The increase in CVR value was primarily driven by the decrease in interest rates from the Merger to December 31, 2023 and the corresponding impact on the discount rate used in our discounted cash flow valuation. There was no CVR liability prior to the Merger and as such no CVR liability is reflected in our consolidated financial statements as of or for any period prior to the year ended December 31, 2023.
Change in fair value of Series A Preferred Stock forward contract liabilities
For the year ended December 31, 2023 we recognized $149.6 million of expense associated with the increase in the fair value of Series A Preferred Stock forward contract liabilities. The increase in Series A Preferred Stock value was primarily driven by an increase in the per-share price of our common stock since the date of the Merger and November 2023 Private Placement. A portion of the Series A Preferred Stock forward contract liability was settled during the year ended December 31, 2023 and there was no such forward contract liability prior to the Merger. There was no Series A Preferred Stock forward contract liability prior to the Merger and as such no Series A Preferred Stock forward contract liability is reflected in our consolidated financial statements as of or for any period prior to the year ended December 31, 2023.

Other income, net
During the year ended December 31, 2023, we recognized other income, net of $0.7 million, compared to $0.3 million for the year ended December 31, 2022, an increase of $0.4 million, or 133%. The increase was primarily driven by sublease income.
Income taxes
During the year ended December 31, 2023, we recognized a current tax benefit of $19.0 million relating to the benefit of legacy Selecta tax attributes that reduced deferred tax liabilities during the year. For the year ended December 31, 2022, we recognized a $0.6 million benefit for penalty abatements received.
Net (loss) income
Net loss for the year ended December 31, 2023 was $219.7 million as compared to net income of $35.4 million for the year ended December 31, 2022, a decrease of $255.1 million, or 721%. The change was primarily due to decreased collaboration and license revenue and expenses associated with the change in fair value of the CVR liability and Series A Preferred Stock forward contract liability, and increased general and administrative expenses, partially offset by an increase in income tax benefit.
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
On a pro forma basis, giving effect to the receipt of $40.0 million of net proceeds from our November 2023 Private Placement received subsequent to December 31, 2023, our cash, cash equivalents, and restricted cash were $118.3 million as of December 31, 2023, of which $1.4 million was restricted cash related to lease commitments and $0.2 million was held by our Russian subsidiary designated solely for use in its operations.
In addition to our existing cash equivalents, we from time to time have received and may receive in the future research and development funding pursuant to our collaboration and license agreements. Currently, funding from payments under our collaboration agreements represent our only source of committed external funds.
Liability associated with the contingent value rights agreement, or CVR Agreement, entered into on December 6, 2023, will be settled solely through cash flow received under the Sobi License and any other Gross Proceeds (as such term is defined in the CVR Agreement) net of certain agreed deductions. Under the CVR Agreement, 100% of all milestone payments, royalties, and other amounts paid to us or our controlled entities under the Sobi License, and any other Gross Proceeds, in each case net of certain agreed deductions, will be distributed to holders of the CVRs. There is no contractual obligation for us to fund any amount related to the CVR liability.
Collaboration and License Agreements
In-licenses
In September 2023, we entered into the Biogen Agreement, a non-exclusive, sublicensable, worldwide, perpetual patent license agreement with Biogen, to research, develop, make, use, offer, sell and import products or processes containing or using an engineering T-cell modified with an mRNA comprising, or encoding a protein comprising, certain sequences licensed under the Biogen Agreement for the prevention, treatment, palliation and management of autoimmune diseases and disorders, excluding cancers, neoplastic disorders, and paraneoplastic disorders. We are not obligated to pay Biogen any expenses, fees, or royalties. For further description of the Biogen Agreement, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report.
Effective September 2019, we entered into the NCI Agreement, a nonexclusive, worldwide license agreement with NCI. Under the NCI Agreement, we were granted a license under certain NCI patents and patent applications designated in the agreement, to make, use, sell, offer and import products and processes within the scope of the patents and applications licensed under the NCI Agreement when developing and manufacturing anti-BCMA CAR-T cell products for the treatment of MG, pemphigus vulgaris, and immune thrombocytopenic purpura according to methods designated in the NCI Agreement. In connection with our entry into the NCI Agreement, we paid to NCI a one-time $0.1 million license royalty payment. Under the NCI Agreement, we are further required to pay NCI a low five-digit annual royalty. We must also pay earned royalties on net sales in a low single-digit percentage and pay up to $0.8 million in benchmark royalties upon our achievement of designated benchmarks that are based on the commercial development plan agreed between the parties. For further description of the NCI Agreement, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report.

In October 2021, we and Ginkgo Bioworks Holdings, Inc., or Ginkgo, entered into a Collaboration and License Agreement, or the First Ginkgo Agreement, and paid Ginkgo a $0.5 million one-time upfront payment. In June 2022, we paid $0.5 million and issued 892,857 shares of our common stock then-valued at $1.0 million to Ginkgo for the achievement of certain preclinical milestones under the First Ginkgo Agreement. In January 2022, we entered into a Collaboration and License Agreement, or the Second Ginkgo Agreement, and paid Ginkgo a $1.5 million one-time upfront payment. In July 2023, we paid $1.0 million and issued 1,339,285 shares of our common stock then-valued at $1.5 million to Ginkgo for the achievement of certain preclinical milestones under the Second Ginkgo Agreement. For further description of the First Ginkgo Agreement and the Second Ginkgo Agreement, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report.
Additionally, in October 2021, we entered into an Exclusive License Agreement with Genovis, or the Genovis Agreement, and paid Genovis a $4.0 million one-time upfront payment. In February 2023, as a result of the sublicense of Xork to Astellas, we made a $4.0 million payment to Genovis. For further description of the Genovis Agreement, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report.
On September 7, 2021, we entered into a Collaboration and License Agreement, or the Cyrus Agreement, with Cyrus Biotechnology, Inc., or Cyrus, and purchased 2,326,934 shares of Cyrus’ Series B Preferred Stock, par value $0.0001 per share at a purchase price of $0.8595 per share for an aggregate purchase price of $2.0 million. In October 2023, we notified Cyrus of our termination of the Cyrus Agreement, effective December 29, 2023. For further description of the Cyrus Agreement, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report.
Out-licenses
In January 2023, we entered into the Astellas Agreement with Astellas. Under this agreement, Astellas obtained the sole and exclusive right to commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product, with a current focus on AT845. In connection with entry into this agreement, we received a $10 million upfront payment and are eligible to receive $340.0 million for certain additional development and commercial milestones plus royalties on any potential commercial sales where Xork is used as a pre-treatment for AT845. As a result of the sublicense of Xork to Astellas, we made a $4.0 million payment to Genovis in February 2023. For further description of the Astellas Agreement, see Note 14 to our consolidated financial statements included elsewhere in this Annual Report.
On October 1, 2021, we entered into a License Agreement, or the Takeda Agreement, with Takeda Pharmaceuticals USA, Inc. We received a $3.0 million upfront payment and were entitled to receive up to $1.124 billion in future additional payments over the course of the partnership that were contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. The Takeda Agreement was terminated effective July 25, 2023. For further description of the Takeda Agreement, see Note 14 to our consolidated financial statements included elsewhere in this Annual Report.
In June 2020, we entered into the Sobi License. Sobi paid us a one-time, upfront payment of $75 million, and upon the closing of a private placement of our common stock to Sobi at a price of $4.6156 per share, we received an additional $25 million from Sobi. We are eligible to receive $630 million in milestone payments upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Sobi has agreed to fund the Phase 3 clinical program of SEL-212, which commenced in September 2020. In July 2022, we received $10.0 million for the completion of the enrollment of the DISSOLVE II trial. Proceeds from milestone payments and royalties on sales of SEL-212, if any, are required to be distributed, net of certain agreed deductions, to holders of the CVRs. For further description of the Sobi License, see Note 14 to our consolidated financial statements included elsewhere in this Annual Report.
Additionally, in June 2020, we and Sarepta Therapeutics, Inc., or Sarepta, entered into a Research License and Option Agreement, or the Sarepta Agreement. Sarepta paid us a $2.0 million upfront payment upon closing and $3.0 million for the achievement of certain pre-clinical milestones in June 2021. In August 2022, we received a payment of $2.0 million in exchange for a nine-month extension to Sarepta's options to both Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies and a payment of $4.0 million for the achievement of certain non-clinical milestones. In March 2023, we were notified by Sarepta that Sarepta would not be exercising its exclusive option under the Sarepta Agreement. The Sarepta Agreement terminated upon the expiration of the option in March 2023. For further description of the Sarepta Agreement, see Note 14 to our consolidated financial statements included elsewhere in this Annual Report.
In December 2019, we and Asklepios BioPharmaceutical, Inc., or AskBio, entered into a license agreement, or the AskBio License Agreement. Pursuant to the AskBio License Agreement, AskBio previously exercised its option to exclusively license intellectual property rights covering ImmTOR to research, develop, and commercialize certain adeno-associated virus, or AAV, gene therapy products utilizing ImmTOR, and targeting the GAA gene, or derivatives thereof, to treat Pompe Disease. We received $7.0 million of upfront fees pursuant to the AskBio License Agreement. In November 2022, the AskBio License Agreement was mutually terminated. For further description of the AskBio License Agreement, see Note 14 to our consolidated financial statements included elsewhere in this Annual Report.

Financings
On August 6, 2020, we entered into a sales agreement, or the 2020 Sales Agreement, with Jefferies LLC, as sales agent, pursuant to which we were permitted, from time to time, to issue and sell common stock with an aggregate value of up to $50.0 million in an “at-the-market” offering. On October 8, 2021, we delivered notice to Jefferies LLC that we were terminating the 2020 Sales Agreement, with effect as of October 19, 2021.
On October 25, 2021, we entered into a Sales Agreement, or the 2021 Sales Agreement, with Leerink Partners LLC, or Leerink Partners (and then known as SVB Leerink LLC), to sell shares of our common stock, from time to time, through an “at the market” equity offering program under which Leerink Partners will act as sales agent. The shares of common stock sold pursuant to the 2021 Sales Agreement, if any, would be issued and sold pursuant to a registration statement filed with the Securities and Exchange Commission, or SEC, for remaining aggregate gross sales proceeds of up to $51.0 million.
During the year ended December 31, 2023, we sold no shares of our common stock pursuant to the 2021 Sales Agreement. During the year ended December 31, 2022, we sold 774,544 shares of our common stock pursuant to the 2021 Sales Agreement for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs. During the year ended December 31, 2021, we sold 13,767,511 shares of our common stock pursuant to the 2021 and 2020 Sales Agreements, as applicable, for aggregate net proceeds of $51.9 million, after deducting commissions and other transaction costs.
On April 11, 2022, we sold an aggregate of 27,428,572 shares of our common stock at a purchase price of $1.41 per share and warrants to purchase an aggregate of 20,571,429 shares of common stock at a purchase price of $1.55 per share underlying each common warrant for net proceeds of $36.9 million, after deducting commissions and other transaction costs.
On November 13, 2023, we entered into a securities purchase agreement with (i) Dr. Timothy A. Springer, a member of our Board of Directors; (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Dr. Murat Kalayoglu, a co-founder and the former chief executive officer of Old Cartesian, who joined our Board of Directors effective immediately after the effective time of the Merger, providing for the November 2023 Private Placement. In the November 2023 Private Placement, we issued and sold an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million, of which 50,189.789 shares of Series A Preferred Stock were issued and sold in the year ended December 31, 2023 for gross proceeds of $20.25 million, and 99,140.326 shares of Series A Preferred Stock were issued and sold subsequent to December 31, 2023 for gross proceeds of $40.0 million.
Indebtedness
We previously maintained a term loan of up to $35.0 million, of which $25.0 million was funded in August 2020. In September 2023, we entered into a payoff letter with Oxford Finance LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for SVBB (as successor to Silicon Valley Bank)), the lenders under the term loan, pursuant to which we paid all outstanding amounts under such term loan, together with accrued interest and a prepayment penalty, resulting in the full extinguishment of such term loan. The total payoff amount was $22.3 million, consisting of the remaining principal amount due of $19.8 million, the final payment fee of $2.3 million, the prepayment penalty of $0.2 million, and less than $0.1 million of accrued interest.
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
The Certificate of Designation contains a provision granting each holder of the Series A Preferred Stock the option to require us to redeem any or all of such holder’s then-outstanding shares of Series A Preferred Stock beginning on the date that is 18 months following the Closing; provided, however, that no holder will have the right to seek redemption of any shares of Series A Preferred Stock to the extent that such holder would otherwise be unable to convert such shares of Series A Preferred Stock due to the common stock beneficial ownership limitation applicable to such holder. The per-share redemption price would be the average closing trading price of the common stock for the ten preceding trading days ending on, and including, the trading day immediately prior to the date a notice of conversion is delivered to us. We could be required to use a significant amount of our cash resources on hand to satisfy this redemption obligation, particularly if our stockholders do not ever approve the Conversion Proposal and no shares of Series A Preferred Stock are automatically converted into common stock, or generally if holders of Series A Preferred Stock exercise their redemption right with respect to a significant number of shares of Series A Preferred Stock or at a time when the trading price of our common stock is elevated. Further, in the event that we do not have sufficient cash on hand to satisfy our redemption obligations, we may need to raise additional capital to satisfy these potential obligations. Any redemption payments could materially limit the amount of cash we have available to fund our operations and the potential need to redeem shares of Series A Preferred Stock may limit the flexibility with which we seek to operate our business.
As of December 31, 2023, we had an accumulated deficit of $614.6 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
We regularly evaluate various potential sources of additional funding such as strategic collaborations, license agreements, debt issuance, potential royalty and/or milestone monetization transactions and the issuance of equity instruments to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity instruments, the ownership interest of our existing stockholders will be diluted, and other preferences may be necessary that adversely affect the rights of existing stockholders.
We believe that our existing cash, cash equivalents, and restricted cash as of December 31, 2023 combined with net proceeds from the November 2023 Private Placement received subsequent to December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates.
Our future capital requirements will depend on many factors, including:
•the timing for stockholder approval of the conversion of our Series A Preferred Stock into shares of our common stock and any redemptions of Series A Preferred Stock for cash;
•the scope, progress, results and costs of our clinical trials, preclinical development, manufacturing, laboratory testing and logistics;
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

Summary of Cash Flows

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash (used in) and provided by:
Operating activities	$(51,161)	$(31,631)	$(60,382)
Investing activities	34,609	(15,002)	(17,140)
Financing activities	(13,145)	39,215	52,897
Effect of exchange rate changes on cash	(53)	20	(3)
Net change in cash, cash equivalents, and restricted cash	$(29,750)	$(7,398)	$(24,628)
Operating activities
Net cash used in operating activities for the year ended December 31, 2023 was $51.2 million compared to $31.6 million in the same period in 2022. The increase in net cash used in operating activities of $19.6 million was primarily due to $56.2 million of net loss, adjusted for non-cash items, and $5.0 million of cash provided by changes in operating assets and liabilities, in each case during the year ended December 31, 2023.
Investing activities
Net cash provided by investing activities for the year ended December 31, 2023 was $34.6 million compared to net cash used in investing activities of $15.0 million in the same period in 2022, an increase of $49.6 million. The net cash provided by investing activities for the year ended December 31, 2023 was primarily proceeds from the maturities of marketable securities and cash assumed in the Merger offset by purchases of property and equipment. The net cash used in investing activities for the year ended December 31, 2022 was to purchase marketable securities and property and equipment, offset by proceeds from the maturities of marketable securities.
Financing activities
Net cash used in financing activities for the year ended December 31, 2023 was $13.1 million compared to net cash provided by financing activities of $39.2 million in the same period in 2022, a decrease of $52.3 million. The net cash used in financing activities for the year ended December 31, 2023 was primarily the result of repayments of principal on outstanding debt and settlement of equity awards in the Merger partially offset by proceeds from the November 2023 Private Placement. The net cash provided by financing activities for the year ended December 31, 2022 was primarily the result of net proceeds from issuance of common stock and warrants to purchase common stock and the issuance of common stock in the "at-the-market" offering contemplated by the 2021 Sales Agreement.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results. While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements:
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other promised goods or services into a performance obligation. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with the Astellas Agreement, (see Note 14) will be satisfied over time, and revenue will be recognized utilizing the input method.
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
Licenses of Intellectual Property: If the license to our intellectual property is determined to be distinct from the other promised goods and services identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If not distinct, the license is combined with other promised goods and services in the contract. For licenses that are combined with other promised goods and services, we assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Optional licenses are evaluated to determine if they are issued at a discount, and therefore, represent material rights and should be accounted for as separate performance obligations.
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
Warrant Liabilities
In December 2019, we issued common warrants in connection with a securities purchase agreement between us and a group of institutional investors and certain members of our Board of Directors, or the 2019 Warrants. Pursuant to the terms of the 2019 Warrants, we could be required to settle the common warrants in cash in the event of certain acquisitions of us and, as a result, the 2019 Warrants are required to be measured at fair value and reported as a liability on the balance sheet.
In April 2022, we issued warrants in connection with an underwritten offering of shares of common stock and warrants to purchase shares of common stock, or the 2022 Warrants. Pursuant to the terms of the 2022 Warrants, we could be required to settle the 2022 Warrants in cash in the event we are acquired under certain circumstances and, as a result, the 2022 Warrants are required to be measured at fair value and reported as a liability on the balance sheet.
We recorded the fair value of the 2019 Warrants and 2022 Warrants upon issuance using the Black-Scholes valuation model, and are required to revalue the common warrants at each reporting date with any changes in fair value recorded on our statement of operations. In December 2022, we amended the terms of the outstanding 2019 Warrants held by certain members of our Board of Directors to remove the cash settlement provision (as so amended, the Amended 2019 Warrants). As a result, the Amended 2019 Warrants were remeasured at fair value on December 20, 2022 and reclassified from a liability to equity on the balance sheet.
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
Contingent Value Right Liability
The CVRs distributed pursuant to the terms of the CVR Agreement represent financial instruments that are accounted for under the fair value option election in ASC 825, Financial Instruments, or ASC 825. Under the fair value option election, the CVRs are initially measured at the aggregate estimated fair value of the CVRs and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the CVR liability was determined using the discounted cash flow method to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in fair value of the liability are presented within change in fair value of CVRs in the consolidated statements of operations and comprehensive income (loss). The liability value is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of success, and risk-adjustment discount rates, which represent a Level 3 measurement within the fair value hierarchy.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023 and 2022, we had cash, cash equivalents, restricted cash and marketable securities of $78.3 million and $136.2 million, respectively, consisting of non-interest and interest-bearing money market accounts, U.S. government agency securities and treasuries, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023 because of the material weakness in internal control over financial reporting discussed below.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Old Cartesian, which is included in our consolidated financial statements as of and for the year ended December 31, 2023 and constituted 2% and 1% of total assets and total liabilities, respectively, as of December 31, 2023 and 0% and 1% of revenues and operating expenses, respectively, for the year then ended.
Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective.
As a result of its review, management identified a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. There are no material accounting errors or omissions within the consolidated financial statements as a result of this material weakness. Management concluded that it did not design and implement effective internal controls specifically related to the documentation of the assumptions supporting the valuation of the in-process intangible assets in connection with the Old Cartesian material business combination and the initial and ongoing contingent value right obligation issued at the time to legacy Selecta stockholders. This includes a lack of sufficient documentation to provide evidence of the associated management review controls.
Remediation Plans for Material Weakness in Internal Control over Financial Reporting

We are committed to maintaining a strong internal control environment. In response to the identified material weakness above, we, with the oversight of the Audit Committee, intend to take comprehensive actions to remediate the material weakness in internal control over financial reporting. We expect to re-evaluate the scope and level of precision for conducting and documenting the reviews over significant acquisitions and contingent value rights including the review of prospective financial information used in valuation reports produced by third-party specialists supporting the accounting for business combinations and contingent value rights. The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment.
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
Changes in Internal Control over Financial Reporting
Except for our identification and assessment of the material weakness described above, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and its report is included below.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Cartesian Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cartesian Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Cartesian Therapeutics, Inc. (and subsidiaries) (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cartesian Bio, LLC, formerly known as Cartesian Therapeutics, Inc. (Old Cartesian), which is included in the 2023 consolidated financial statements of the Company and constituted 2% and 1% of total assets and total liabilities, respectively, as of December 31, 2023 and 0% and 1% of revenues and operating expenses, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Old Cartesian.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design and operation of controls related to the valuation of the in-process intangible assets acquired as part of the Old Cartesian business combination and the Selecta Biosciences, Inc. contingent value right obligation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 7, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 7, 2024

Item 9B. Other Information
During the fiscal quarter ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K .

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated November 13, 2023, by and among Selecta Biosciences, Inc., Sakura Merger Sub I, Inc., Sakura Merger Sub II, LLC, and Cartesian Therapeutics, Inc.	8-K	001-37798	2.1	11/13/2023
3.1(a)	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated June 21, 2022	8-K	001-37798	3.1	6/21/2022
3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated November 13, 2023	8-K	001-37798	3.3	11/13/2023
3.2	Amended and Restated By-laws of Cartesian Therapeutics, Inc.	10-Q	001-37798	3.2	11/13/2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-211555	4.2	5/24/2016
4.2	Form of Warrant to Purchase Shares of Series D Preferred Stock, dated August 9, 2013 or July 25, 2014, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.5	5/24/2016
4.3	Form of Warrant to Purchase Shares of Series E Preferred Stock, dated December 31, 2015, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.6	5/24/2016
4.4	Common Stock Purchase Warrant, dated June 27, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	4.1	6/28/2017
4.5	Registration Rights Agreement, dated December 23, 2019, by and among the Registrant and the Investors named therein	8-K	001-37798	10.2	12/26/2019
4.6	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	4.1	8/6/2020
4.7	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ), as amended on November 4, 2020	10-Q	001-37798	4.2	11/5/2020
4.8(a)	Form of Common Stock Purchase Warrant, dated December 23, 2019	8-K	001-37798	4.1	12/26/2019
4.8(b)	Form of Amendment No. 1 to Common Stock Purchase Warrant by and between Selecta Biosciences, Inc. and certain Directors, dated December 20, 2022	10-K	001-37798	4.8(b)	3/2/2023
4.9	Form of Warrant to Purchase Stock, dated August 31, 2020, issued by Selecta Biosciences, Inc. to Oxford Finance LLC and Silicon Valley Bank, together with a schedule of warrants.	8-K	001-37798	4.1	9/3/2020

4.10	Form of Common Stock Purchase Warrant, dated April 11, 2022	8-K	001-37798	4.1	4/6/2022
4.11	Form of Contingent Value Rights Agreement	8-K	001-37798	2.1	11/13/2023
4.12	Registration Rights Agreement, by and among Selecta Biosciences, Inc. and certain purchasers party thereto	8-K	001-37798	10.2	11/13/2023
4.13	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-37798	3.4	11/13/2023
4.14	Description of Securities	—	—	—	Filed herewith
10.1#	2016 Incentive Award Plan and form of award agreements thereunder	S-1/A	333-211555	10.2	6/8/2016
10.2#	2016 Employee Stock Purchase Plan	S-1/A	333-211555	10.3	6/8/2016
10.3#	Amended and Restated Cartesian Therapeutics, Inc. 2018 Employment Inducement Incentive Award Plan, and forms of award agreements thereunder	S-8	333-276486	99.2	1/12/2024
10.4#	2008 Stock Incentive Plan and form of award agreements thereunder	S-1/A	333-211555	10.1	6/20/2016
10.5#	Cartesian Therapeutics, Inc. 2016 Stock Incentive Plan, and forms of award agreements thereunder	S-8	333-276486	99.1	1/12/2024
10.6#	Non-Employee Director Compensation Program	—	—	—	Filed herewith
10.7#	Form of Indemnification Agreement for Directors and Officers	S-1	333-211555	10.5	5/24/2016
10.8†	Amended and Restated License Agreement, dated as of May 31, 2017, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	10-Q	001-37798	10.6	8/11/2017
10.9†	Manufacturing Services Agreement, dated as of August 1, 2014, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	S-1	333-211555	10.10	5/24/2016
10.10(a)	Lease Agreement by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated July 23, 2019	10-Q	001-37798	10.3	11/8/2019
10.10(b)	First Amendment to Lease by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated September 1, 2022	10-Q	001-37798	10.1	11/3/2022
10.11(a)†	Lease Agreement by and between 704 Quince Orchard Owner, LLC and Cartesian Therapeutics, Inc. dated May 11, 2018	—	—	—	Filed herewith
10.11(b)†	First Amendment to Lease Agreement by and between 704 Quince Orchard Owner, LLC and Cartesian Therapeutics, Inc. dated March 22, 2021	—	—	—	Filed herewith
10.11(c)†	Second Amendment to Lease Agreement by and between 704 Quince Orchard Owner, LLC and Cartesian Therapeutics, Inc. dated May 3, 2021	—	—	—	Filed herewith
10.12†	Lease Agreement by and between 7495 RP, LLC and Cartesian Therapeutics, Inc. dated February 28, 2024	—	—	—	Filed herewith
10.13#	Employment Agreement, dated as of September 25, 2018, by and between the Registrant and Carsten Brunn, Ph.D.	8-K	001-37798	10.2	9/27/2018
10.14#	Employment Agreement, dated as of November 9, 2022, by and between the Registrant and Blaine Davis	10-K	001-37798	10.15	3/2/2023
10.15(a)†	License and Development Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	10.2	8/6/2020

10.15(b)†	Amendment No. 1 to License and Development Agreement, dated as of October 31, 2023, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	—	—	—	Filed herewith
10.16†	Patent License Agreement, between Cartesian Therapeutics, Inc. and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute of the National Institutes of Health, dated September 16, 2019	—	—	—	Filed herewith
10.17†	Patent License Agreement by and between Biogen MA, Inc. and Cartesian Therapeutics, Inc., dated September 8, 2023	—	—	—	Filed herewith
10.18	Securities Purchase Agreement, dated June 26, 2017, by and between the Registrant and Timothy Springer, Ph.D.	8-K	001-37798	10.2	6/28/2017
10.19	Stock Purchase Agreement, dated August 19, 2019, by and among the Registrant and the Investors named therein	8-K	001-37798	10.1	8/20/2019
10.20(a)	Loan and Security Agreement, dated August 31, 2020, between Selecta Biosciences, Inc., Oxford Finance LLC, as Collateral Agent and as a lender, and Silicon Valley Bank, as a lender.	8-K	001-37798	10.1.1	9/3/2020
10.20(b)	First Amendment to Loan and Security Agreement, dated September 7, 2021, by and among Selecta Biosciences, Inc., Oxford Finance LLC, and Silicon Valley Bank	10-Q	001-37798	10.3	11/9/2021
10.20(c)	Second Amendment to Loan and Security Agreement, dated March 21, 2022, between Selecta Biosciences, Inc., Oxford Finance LLC, as Collateral Agent and as a lender, and Silicon Valley Bank, as a lender	8-K	001-37798	10.1	3/21/2022
10.20(d)	Third Amendment to Loan and Security Agreement, dated September 20, 2022, between Selecta Biosciences, Inc., Oxford Finance LLC, as Collateral Agent and as a Lender, and Silicon Valley Bank, as a Lender	10-Q	001-37798	10.2	11/3/2022
10.20(e)	Fourth Amendment to Loan and Security Agreement, dated March 31, 2023, between Selecta Biosciences, Inc., Oxford Finance LLC, as Collateral Agent and as a lender, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as a lender	10-Q	001-37798	10.1	5/4/2023
10.21†	License and Development Agreement, dated January 8, 2023, by and between Selecta Biosciences, Inc. and Audentes Therapeutics, Inc.	—	—	—	Filed herewith
10.22#	Form of Retention Bonus Letter	8-K	001-37798	10.3	11/13/2023
10.23	Securities Purchase Agreement, dated as of November 13, 2023, by and among Selecta Biosciences, Inc. and each purchaser identified on Annex A thereto	8-K	001-37798	10.1	11/13/2023
21.1	Subsidiaries of Cartesian Therapeutics, Inc.	—	—	—	Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
97	Cartesian Therapeutics, Inc. Compensation Clawback Policy	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
# Indicates management contract or compensatory plan.
* Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

† Certain confidential information contained in this exhibit, marked by brackets and asterisks, has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the information (i) is not material and (ii) is the type of information that the Company both customarily and actually treats as private and confidential.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN THERAPEUTICS, INC.

Date: March 7, 2024	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carsten Brunn, Ph.D.	President and Chief Executive Officer, and Director	March 7, 2024
Carsten Brunn, Ph.D.	(Principal Executive Officer)

/s/ Blaine Davis	Chief Financial Officer	March 7, 2024
Blaine Davis	(Principal Financial and Accounting Officer)

/s/ Carrie S. Cox	Director	March 7, 2024
Carrie S. Cox

/s/ Timothy C. Barabe	Director	March 7, 2024
Timothy C. Barabe

/s/ Nishan de Silva, M.D.	Director	March 7, 2024
Nishan de Silva, M.D.

/s/ Murat Kalayoglu, M.D., Ph.D.	Director	March 7, 2024
Murat Kalayoglu, M.D., Ph.D.

/s/ Michael Singer, M.D., Ph.D.	Director	March 7, 2024
Michael Singer, M.D., Ph.D.

/s/ Timothy Springer, Ph.D.	Director	March 7, 2024
Timothy Springer, Ph.D.

/s/ Patrick Zenner	Director	March 7, 2024
Patrick Zenner

Cartesian Therapeutics, Inc. and Subsidiaries

Index to Consolidated Financial Statements	Pages
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-2
Consolidated Balance Sheets at December 31, 2023 and 2022	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021	F-5
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2023, 2022 and 2021	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cartesian Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cartesian Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 7, 2024 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
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

Valuation of in-process research and development acquired in a business combination
Description of the Matter
As described in Note 3, on November 13, 2023, the Company acquired Cartesian Therapeutics, Inc. in a stock for stock transfer, which was accounted for as a business combination using the acquisition method of accounting. The acquired intangible assets consisted of in-process research and development which had estimated acquisition-date fair values of $150.6 million.

Auditing the acquisition date fair value of the in-process research and development was complex due to the significant judgment required in estimating the fair value. In particular, the fair value estimate required the use of valuation methodologies that were sensitive to significant assumptions (e.g., projected revenue growth rates, including forecasted selling prices and unit volumes, and discount rates applied to the in-process research and development), which are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the acquired in-process research and development intangible assets, our audit procedures included, among others, assessing the appropriateness of the valuation methodology and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company. For example, we evaluated the reasonableness of assumptions used to determine the projected revenue growth rates by comparing the forecasted assumptions to projected industry growth rates, and other factors considered by management in developing the model. We involved our valuation specialist to assist in evaluating the valuation methodologies and discount rates used to value in-process research and development intangible assets. We also performed sensitivity analyses to evaluate the changes in the fair value of the acquired in-process research and development intangible assets that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Boston, Massachusetts
March 7, 2024

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$76,911	$106,438
Marketable securities	—	28,164
Accounts receivable	5,870	6,596
Unbilled receivables	2,981	3,162
Prepaid expenses and other current assets	4,967	3,778
Total current assets	90,729	148,138
Non-current assets:
Property and equipment, net	2,113	2,794
Right-of-use asset, net	10,068	11,617
In-process research and development assets	150,600	—
Goodwill	48,163	—
Long-term restricted cash	1,377	1,311
Investments	2,000	2,000
Other assets	—	26
Total assets	$305,050	$165,886
Liabilities, convertible preferred stock, and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$3,150	$316
Accrued expenses and other current liabilities	15,572	14,084
Loan payable	—	8,476
Lease liability	2,166	1,608
Deferred revenue	2,311	593
Warrant liabilities	720	—
Contingent value right liability	15,983	—
Forward contract liabilities	28,307	—
Total current liabilities	68,209	25,077
Non-current liabilities:
Loan payable, net of current portion	—	17,786
Lease liability, net of current portion	8,789	10,055
Deferred revenue, net of current portion	3,538	—
Warrant liabilities, net of current portion	5,674	19,140
Contingent value right liability, net of current portion	342,617	—
Deferred tax liabilities, net	15,853	—
Total liabilities	444,680	72,058
Commitments and contingencies (Note 19)
Series A Preferred Stock, $0.0001 par value; 548,375 and no shares authorized as of December 31, 2023 and December 31, 2022, respectively; 435,120.513 and no shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	296,851	—
Options for Series A Preferred Stock	3,703	—
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 9,451,625 and 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 161,927,821 and 153,042,435 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	16	15
Additional paid-in capital	179,047	493,308
Accumulated deficit	(614,647)	(394,937)
Accumulated other comprehensive loss	(4,600)	(4,558)
Total stockholders’ (deficit) equity	(440,184)	93,828
Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$305,050	$165,886
The accompanying notes are an integral part of these consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Collaboration and license revenue	$26,004	$110,777	$85,077
Operating expenses:
Research and development	71,839	72,377	68,736
General and administrative	40,581	23,862	20,938
Total operating expenses	112,420	96,239	89,674
Operating (loss) income	(86,416)	14,538	(4,597)
Investment income	4,964	2,073	44
Foreign currency transaction gain (loss), net	38	(22)	—
Interest expense	(2,833)	(3,031)	(2,844)
Change in fair value of warrant liabilities	12,746	20,882	(2,339)
Change in fair value of contingent value right liability	(18,300)	—	—
Change in fair value of forward contract liabilities	(149,600)	—	—
Other income, net	691	330	15
(Loss) income before income taxes	(238,710)	34,770	(9,721)
Income tax benefit (expense)	19,000	609	(15,966)
Net (loss) income	$(219,710)	$35,379	$(25,687)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(53)	18	(2)
Unrealized gain (loss) on marketable securities	11	(10)	(1)
Total comprehensive (loss) income	$(219,752)	$35,387	$(25,690)

Net (loss) income per share:
Basic	$(1.66)	$0.24	$(0.22)
Diluted	$(1.66)	$0.10	$(0.22)
Weighted-average common shares outstanding:
Basic	155,109,561	144,758,555	114,328,798
Diluted	155,109,561	145,874,889	114,328,798

The accompanying notes are an integral part of these consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

			Options for					Accumulated
	Series A		Series A			Additional		other	Stockholders’
	Preferred stock		Preferred Stock	Common stock		paid-in	Accumulated	comprehensive	(Deficit)
	Shares	Amount	Amount	Shares	Amount	capital	deficit	loss	Equity
Balance at December 31, 2020	—	$—	$—	108,071,249	$11	$391,175	$(404,629)	$(4,563)	$(18,006)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	58,794	—	161	—	—	161
Issuance of common stock upon exercise of options	—	—	—	447,492	—	778	—	—	778
Issuance of vested restricted stock units	—	—	—	201,250	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	—	—	—	13,767,511	1	51,933	—	—	51,934
Issuance of common stock upon exercise of warrants	—	—	—	1,076,669	—	5,624	—	—	5,624
Stock-based compensation expense	—	—	—	—	—	7,720	—	—	7,720
Currency translation adjustment	—	—	—	—	—	—	—	(2)	(2)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	(25,687)	—	(25,687)
Balance at December 31, 2021	—	$—	$—	123,622,965	$12	$457,391	$(430,316)	$(4,566)	$22,521
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	120,877	—	189	—	—	189
Issuance of common stock upon exercise of options	—	—	—	71,190	—	156	—	—	156
Issuance of vested restricted stock units	—	—	—	131,430	—	—	—	—	—
Issuance of common stock through at-the-market offering, net	—	—	—	774,544	—	2,121	—	—	2,121
Issuance of common stock and common warrants	—	—	—	27,428,572	3	21,477	—	—	21,480
Issuance of common stock, license agreement	—	—	—	892,857	—	1,000	—	—	1,000
Reclassification of warrant liabilities	—	—	—	—	—	780	—	—	780
Stock-based compensation expense	—	—	—	—	—	10,194	—	—	10,194
Currency translation adjustment	—	—	—	—	—	—	—	18	18
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(10)	(10)
Net income	—	—	—	—	—	—	35,379	—	35,379
Balance at December 31, 2022	—	$—	$—	153,042,435	$15	$493,308	$(394,937)	$(4,558)	$93,828
Issuance of Series A Preferred Stock in private placement	619.627	250	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock in connection with the Merger and settlement of related forward contract	384,930.724	261,753	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock in connection with private placement and settlement of related forward contract	49,570.162	34,848	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	186,044	—	231	—	—	231
Issuance of vested restricted stock units	—	—	—	636,418	—	—	—	—	—
Issuance of common stock forward in connection with the Merger	—	—	—	—	—	2,713	—	—	2,713
Issuance of common stock in connection with the Merger and settlement of related forward contract	—	—	—	6,723,639	1	(1)	—	—	—
Issuance of replacement options in Merger	—	—	3,643	—	—	6,801	—	—	6,801
Issuance of common stock, license agreement	—	—	—	1,339,285	—	1,500	—	—	1,500
Settlement of outstanding equity awards at Merger	—	—	—	—	—	(6,169)	—	—	(6,169)
Distribution of contingent value rights	—	—	—	—	—	(340,300)	—	—	(340,300)
Stock-based compensation expense	—	—	60	—	—	20,964	—	—	20,964
Currency translation adjustment	—	—	—	—	—	—	—	(53)	(53)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	—	—	(219,710)	—	(219,710)
Balance at December 31, 2023	435,120.513	$296,851	$3,703	161,927,821	$16	$179,047	$(614,647)	$(4,600)	$(440,184)
The accompanying notes are an integral part of these consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities	(Amounts in thousands)
Net (loss) income	$(219,710)	$35,379	$(25,687)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	843	1,287	1,252
Amortization of premiums and discounts on marketable securities	(79)	(375)	57
Non-cash lease expense	1,754	1,337	1,119
Impairment of Right of use asset	710	—	—
Loss (gain) on disposal of property and equipment	477	(147)	—
Stock-based compensation expense	22,524	11,194	7,720
Non-cash interest expense	455	953	1,012
Warrant liabilities revaluation	(12,746)	(20,882)	2,339
Contingent value right liability revaluation	18,300	—	—
Forward contract liabilities revaluation	149,600	—	—
Loss on extinguishment of debt	740	—	—
Provision (benefit) for deferred taxes	(19,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	726	3,318	(2,690)
Unbilled receivable	181	(3,162)	—
Prepaid expenses, deposits and other assets	(1,265)	2,471	(1,451)
Accounts payable	2,834	92	(219)
Income taxes payable	—	(601)	601
Deferred revenue	5,256	(64,707)	(45,496)
Accrued expenses and other liabilities	(2,761)	2,212	1,061
Net cash used in operating activities	(51,161)	(31,631)	(60,382)
Cash flows from investing activities
Cash assumed in acquisition of Old Cartesian	6,561	—	—
Proceeds from maturities of marketable securities	28,254	19,700	16,400
Payment made for investments	—	—	(2,000)
Purchases of marketable securities	—	(33,501)	(30,455)
Purchases of property and equipment	(206)	(1,201)	(1,085)
Net cash provided by (used in) investing activities	34,609	(15,002)	(17,140)
Cash flows from financing activities
Proceeds from issuance of Series A Preferred Stock, gross in private placement	20,250	—	—
Repayments of principal, final payment fee, and prepayment penalty on debt	(27,457)	—	—
Debt amendment fee included in debt discount	—	(110)	—
Net proceeds from issuance of common stock- at-the-market offering	—	2,121	51,958
Net proceeds from issuance of common stock and common warrants	—	36,859	—
Settlement of outstanding equity awards at Merger	(6,169)	—	—
Proceeds from exercise of stock options	—	156	778
Proceeds from issuance of common stock under Employee Stock Purchase Plan	231	189	161
Net cash (used in) provided by financing activities	(13,145)	39,215	52,897
Effect of exchange rate changes on cash	(53)	20	(3)
Net change in cash, cash equivalents, and restricted cash	(29,750)	(7,398)	(24,628)
Cash, cash equivalents, and restricted cash at beginning of period	108,038	115,436	140,064
Cash, cash equivalents, and restricted cash at end of period	$78,288	$108,038	$115,436
Supplement cash flow information
Cash paid for interest	$1,853	$2,248	$2,002
Non-cash investing and financing activities
Issuance of common stock, license agreement in stock-based compensation expense	$1,500	$1,000	$—
Cashless warrant exercise	$—	$—	$5,624
Reclassification of warrant liability to equity	$—	$780	$—
Purchase of property and equipment not yet paid	$128	$17	$224
The accompanying notes are an integral part of these consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
Cartesian Therapeutics, Inc., or the Company, (formerly known as Selecta Biosciences, Inc., or Selecta) was incorporated in Delaware on December 10, 2007, and is headquartered in Gaithersburg, Maryland. The Company is a clinical-stage biotechnology company developing mRNA cell therapies for the treatment of autoimmune diseases leveraging its proprietary technology and manufacturing platform to introduce one or more mRNA molecules into cells to enhance their function. The Company believes its mRNA cell therapies have the potential to deliver deep, durable clinical benefit to a broad group of patients with autoimmune diseases because they can be administered over a short period of time, in an outpatient setting, and without pre-treatment chemotherapy.
On November 13, 2023, the Company acquired, in accordance with the terms of the Agreement and Plan of Merger, or the Merger Agreement, the assets of the Delaware corporation which, immediately prior to the Merger (as defined below), was known as Cartesian Therapeutics, Inc., or Old Cartesian, as disclosed in Note 3. The transaction was structured as a stock-for-stock transaction pursuant to which all of Old Cartesian’s outstanding shares of capital stock were exchanged based on a fixed exchange ratio for consideration of 6,723,639 shares of the common stock, $0.0001 per share, of the Company and 384,930.724 shares of the newly designated Series A Non-Voting Convertible Preferred Stock, $0.0001 per share, or the Series A Preferred Stock. The Series A Preferred Stock is intended to have economic rights similar to the common stock, but with only limited voting rights. Additionally, the Company assumed all outstanding stock options of Old Cartesian. The common stock and Series A Preferred Stock related to the Merger were issued on December 5, 2023. For additional information, see Note 3.
In connection with the Merger, the Company entered into a definitive agreement, or the Securities Purchase Agreement, for a private investment in public equity transaction, or the November 2023 Private Placement, with the Investors (as defined below). The Securities Purchase Agreement provides for the issuance to the Investors of an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of approximately $60.25 million. For additional information, see Note 11.
In connection with the Merger, a contractual contingent value right, or CVR, was distributed to the holders of record of the Company's common stock and 2022 Warrants as of the close of business on December 4, 2023, but was not distributed to holders of shares of common stock or Series A Preferred Stock issued to stockholders of Old Cartesian or the Investors in the transactions. Holders of the CVRs will be entitled to receive certain payments from proceeds received by the Company, if any, related to the disposition or monetization of the Company's legacy assets following the issuance of the CVRs. For additional information, see Note 6.
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
To date, the Company has financed its operations primarily through public offerings and private placements of its securities, funding received from research grants, collaboration and license arrangements and a credit facility. The Company currently has no source of product revenue, and it does not expect to generate product revenue for the foreseeable future. To date, the Company’s revenue has primarily been from collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to developing its existing product candidates, identifying potential product candidates and conducting preclinical studies and clinical trials. The Company is in the early stages of development of its product candidates, and it has not completed development of any product candidates.
As of December 31, 2023, the Company’s cash, cash equivalents, and restricted cash were $78.3 million, of which $1.4 million was restricted cash related to lease commitments and $0.2 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents and restricted cash as of December 31, 2023 combined with net proceeds of $40.0 million received subsequent to December 31, 2023 from the November 2023 Private Placement will enable it to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. Further, the liability associated with the CVR Agreement (as defined below) will be settled solely through cash flow received under the Company's License and Development Agreement, or as so amended, the Sobi License, with Swedish Orphan Biovitrum AB (publ.), or Sobi, and any other Gross Proceeds (as defined in the CVR Agreement) net of certain agreed deductions. Under the CVR Agreement, 100% of all milestone payments, royalties and other amounts paid to the Company or controlled entities under the Sobi License, and any other Gross Proceeds will be distributed, net of specified deductions, to holders of the CVRs. There is no obligation to the Company to fund any amount related to the CVR liability. See Note 6.
The Certificate of Designation of Preferences, Rights, and Limitations of the Series A Non-Voting Convertible Preferred Stock, or the Certificate of Designation, contains a provision granting each holder of the Series A Preferred Stock the option to require the Company to redeem any or all of such holder’s then-outstanding shares of Series A Preferred Stock beginning on the date that is 18 months following the date of the closing of the Merger, November 13, 2023, at a price per share equal to the ten-day trailing average closing trading price of the common stock at such time; provided, however, that no holder will have the right to seek redemption of any shares of Series A Preferred Stock to the extent that such holder would otherwise be unable to convert such shares of Series A Preferred Stock due to the common stock beneficial ownership limitation applicable to such holder. The Company could be required to use a significant amount of its cash resources on hand to satisfy this redemption obligation, particularly if its stockholders do not ever approve a proposal to convert the Company’s Series A Preferred Stock into common stock, or generally if holders of Series A Preferred Stock exercise their redemption right with respect to a significant number of shares of Series A Preferred Stock or at a time when the trading price of the Company’s common stock is elevated. Further, in the event that the Company does not have sufficient cash on hand to satisfy its redemption obligations, the Company may need to raise additional capital to satisfy these potential obligations. Any redemption payments could materially limit the amount of cash the Company has available to fund our operations and the potential need to redeem shares of Series A Preferred Stock may limit the flexibility with which the Company seeks to operate its business.
If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates. As of December 31, 2023, the Company had an accumulated deficit of $614.6 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Selecta (RUS), LLC, or Selecta (RUS), a Russian limited liability corporation, and Selecta Biosciences Security Corporation, a Massachusetts securities corporation, and Cartesian Bio, LLC, a Delaware limited liability company, which is a variable interest entity for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers many factors in selecting appropriate financial accounting policies and controls, and bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: estimated fair value of the intangible assets acquired in connection with the Merger, estimated fair value of the CVRs, deferred income taxes, revenue recognition and estimating accrued research and development expenses. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
Segment Information
The Company views its operations and manages its business in one operating segment, which prior to the Merger related to the research and development of nanoparticle immunomodulatory drugs for the treatment and prevention of human diseases and subsequent to the Merger relates to the research and development of cell therapy product candidates.
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
The Company has also in the past invested in equity securities of a company whose securities are not publicly traded and where fair value is not readily available. This investment is recorded using cost minus impairment adjusted for changes in observable prices, depending on our ownership percentage and other factors that suggest we have significant influence. The Company monitors this investment to evaluate whether any increase or decline in its value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions. This investment is included in investments in the consolidated balance sheets.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term deposits and marketable securities, investments, and accounts receivable. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially creditworthy and, accordingly, minimal risk exists with respect to those balances. The Company also maintains cash in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. As of December 31, 2023, the Company maintained approximately $0.2 million in Russian bank accounts in denominations of both Russian rubles and U.S. dollars.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, restricted cash, accounts payable, loans payable, marketable securities, investments, warrants to purchase common stock, forward contract liabilities, and contingent value rights. The carrying amounts of cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value due to their short-term maturities.
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
To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of warrant liabilities and contingent value rights are determined using Level 3 inputs.
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
The carrying amounts reflected in the consolidated balance sheet for investments approximate fair value and are assessed for impairment quarterly.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available. An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. The Company recognized a $0.7 million impairment charge on a right-of-use asset during the year ended December 31, 2023.
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
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Pursuant to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the

Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other promised goods or services into a performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For example, certain performance obligations associated with the License and Development Agreement, or Astellas Agreement, entered into with Audentes Therapeutics, Inc., or Astellas, (see Note 14) will be satisfied over time, and revenue will be recognized using the input method.
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
In June 2020, the Company and Sobi entered into a License and Development Agreement, which was amended in October 2023. Pursuant to the Sobi License, clinical trial costs incurred to complete development of the SEL-212 product candidate, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, were reimbursed by Sobi. These costs, when reimbursed, were recognized as revenue consistent with the revenue recognition methodology disclosed in Note 14. The reimbursable costs exclude any costs of additional development activities required that are related to the ImmTOR platform and that are unrelated to SEL-212.
In January 2023, the Company and Astellas entered into the Astellas Agreement. Pursuant to the Astellas Agreement, Astellas will reimburse the Company for 25% of all budgeted costs incurred to complete the development of Xork for use in Pompe disease with an Astellas gene therapy investigational or authorized product. These costs, when reimbursed, will be recognized as revenue consistent with the revenue recognition methodology disclosed in Note 14.
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
Net (Loss) Income Per Share
The Company applies the two-class method to compute basic and diluted net (loss) income per share attributable to common stockholders when it has issued shares that meet the definition of participating securities. The two-class method determines net (loss) income per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires (loss) income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all (loss) income for the period had been distributed. The Company's Series A Preferred Stock and 2022 Warrants participate in any dividends declared by the Company and are therefore considered to be participating securities. The participating securities are not required to participate in the losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method.
Basic net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net (loss) income attributable to common stockholders is computed by adjusting net (loss) income per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net (loss) income per share attributable to common stockholders is computed by dividing the diluted net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock and Series A Preferred Stock, forward contracts to issue Series A Preferred Stock, restricted stock units, warrants to purchase common stock, employee stock purchase plan stock, contingently issuable shares, and Series A Preferred Stock are considered potential dilutive common shares.
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
Leases
The Company accounts for its leases in accordance with ASC Topic 842, Leases (ASC 842), and determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company elected not to recognize leases with an original term less than one year on its balance sheet. Operating lease right-of-use assets and their corresponding lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.
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
The Company enters into lease agreements with terms generally ranging from two to eight years. Some of the Company’s lease agreements include Company options to either extend and/or early terminate the lease, the costs of which are included in its operating lease liabilities to the extent that such options are reasonably certain of being exercised. Leases with renewal options allow the Company to extend the lease term typically between one and five years. When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such option. Renewal and termination options were generally not included in the lease term for the Company’s existing operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, Business Combinations, or ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
Goodwill
Goodwill represents the amount of consideration paid in excess of the fair value of the identified net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.
The Company evaluates goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the year ended December 31, 2023, the Company determined that there was no impairment to goodwill.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets consist of in-process research and development, or IPR&D. The fair values of IPR&D assets acquired in business combinations are capitalized. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.
Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance.
The Company evaluates indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the year ended December 31, 2023, the Company determined that there was no impairment to the IPR&D assets.
Series A Preferred Stock
The Company records the Series A Preferred Stock upon issuance at its fair value. The fair value includes the original issuance price, the settlement of any related forward contract, and is less issuance costs. The Company classifies its Series A Preferred Stock outside of stockholders’ equity as the redemption of such shares is outside the Company’s control. The Company does not adjust the carrying value of the Series A Preferred Stock to redemption value until it is probable of becoming redeemable, which the Company did not conclude was probable as of December 31, 2023.
Series A Preferred Stock Options
The Company classifies a portion of the fair value of the vested stock options for Series A Preferred Stock equal to the estimated redemption value on the measurement date outside of stockholders’ equity, as the redemption of the shares underlying the options are outside the Company’s control. Any fair value in excess of the estimated redemption value is recognized as additional paid-in capital. The estimated redemption value is based on the intrinsic value of the option. The Company does not adjust the carrying value of the stock options for Series A Preferred Stock until the underlying Series A Preferred Stock is probable of becoming redeemable. The Company concluded the redemption was not probable of occurring as of December 31, 2023. The Company records the stock options for Series A Preferred Stock based on the intrinsic value of the vested options.
Variable Interest Entities
The Company evaluates its variable interests in variable interest entities, or VIEs, and consolidates VIEs when the Company is the primary beneficiary. The Company determines whether it is the primary beneficiary of a VIE based on its assessment of whether the Company possesses both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses that could be significant to the VIE or the right to receive benefits that could be significant to the VIE. The Company reevaluates the accounting for its VIEs upon the occurrence of events that could change the primary beneficiary conclusion.
Contingent Value Right Liability
The CVRs distributed by the Company pursuant to the terms of the CVR Agreement represent financial instruments that are accounted for under the fair value option election in ASC 825, Financial Instruments, or ASC 825. Under the fair value option election, the CVRs are initially measured at the aggregate estimated fair value of the CVRs and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the CVR liability was determined using the discounted cash flow method to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in fair value of the liability are presented within change in fair value of contingent value right liability in the consolidated statements of operations and comprehensive income (loss). The liability value is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of success, and risk-adjustment discount rates, which represent a Level 3 measurement within the fair value hierarchy.
Forward Contract Liabilities
The Company accounts for contracts related to the future issuance of Series A Preferred Stock as a liability because the underlying shares of Series A Preferred Stock include a redemption feature that may require the Company to settle the instrument by transferring an asset. The forward contract liability is carried at fair value through the date the underlying Series A Preferred Stock are issued. The fair value of the forward contract liability was initially measured based on the fair value of the Series A Preferred Stock issued in the November 2023 Private Placement (see Note 11), less the purchase price, if any. Subsequent measurement of the fair value of the forward contract liability is based on the market price of the Company’s common stock, which represents the redemption and conversion value of the Series A Preferred Stock, less the purchase price, if any, on an as-converted basis. The remeasurement of the forward contract liability is based on Level 2 inputs within the fair value hierarchy as it’s based on observable market data. Changes in fair value of the liability are presented within change in fair value of forward contract liabilities in the consolidated statements of operations and comprehensive income (loss).

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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which eliminates Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). This ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2022. Early adoption of the standard is permitted. The Company adopted the new standard effective January 1, 2023 and there was no impact on its consolidated financial statements or results of operations upon adoption.
Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
3. Merger
On November 13, 2023, the Company merged with Old Cartesian in accordance with the terms of the Merger Agreement, by and among Selecta, Sakura Merger Sub I, Inc., a wholly owned subsidiary of Selecta, or First Merger Sub, Sakura Merger Sub II, LLC, a wholly owned subsidiary of Selecta, or Second Merger Sub, and Old Cartesian. Pursuant to the Merger Agreement, First Merger Sub merged with and into Old Cartesian, pursuant to which Old Cartesian was the surviving corporation and became a wholly owned subsidiary of Selecta, or the First Merger. Immediately following the First Merger, Old Cartesian merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity, or the Second Merger and, together with the First Merger, the Merger. In connection with the Second Merger, Old Cartesian changed its name to Cartesian Bio, LLC.
The Merger was intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. As a result of the Merger, Selecta changed its corporate name to Cartesian Therapeutics, Inc. and its common stock began trading on the Nasdaq Global Market under the new trading symbol “RNAC” beginning on November 14, 2023.
The Merger Agreement was unanimously approved by the board of directors, or the Board of Directors, of Selecta and the board of directors of Old Cartesian. The Merger was consummated substantially concurrently with the entry into the Merger Agreement and was not subject to approval of the Company's stockholders.
Under the terms of the Merger Agreement, following the consummation of the Merger on November 13, 2023, or the Closing Date, in exchange for 100% of the outstanding shares of capital stock of Old Cartesian immediately prior to the effective time of the First Merger, the Company agreed to issue to the stockholders of Old Cartesian (i) 6,723,639 shares of the Company’s common stock and (ii) 384,930.724 shares of Series A Preferred Stock. The issuance of the shares of common stock and Series A Preferred Stock occurred on December 5, 2023 which was after the December 4, 2023 record date for the distribution of the CVRs (see Note 6); as such, the Old Cartesian stockholders did not have rights as holders of common stock or holders of Series A Preferred Stock until such issuance on December 5, 2023. In addition, all outstanding stock options to purchase Old Cartesian common stock were assumed by the Company and converted into stock options to purchase (i) shares of the Company’s common stock or (ii) shares of the Company’s Series A Preferred Stock on terms substantially identical to those in effect prior to Merger Agreement, except for adjustments to the underlying number of shares and the exercise price based on the Merger Agreement exchange ratio.
Pursuant to the Merger Agreement, the Company agreed to hold a stockholders’ meeting to submit the following proposals to a vote of its stockholders: (i) the approval of the conversion of shares of Series A Preferred Stock into shares of common stock, or the Conversion Proposal, and (ii) either or both of (A) the approval of an amendment to the Company’s restated certificate of incorporation, as amended, or the Charter, to increase the number of shares of common stock authorized under the Charter and (B) the approval of an amendment to the Charter to effect a reverse stock split of all outstanding shares of common stock, in either case (A) or (B) by a number of authorized shares or at a stock split ratio, as the case may be, sufficient to allow the conversion of all shares of Series A Preferred Stock issued in the Merger.
The Company concluded the acquisition resulted in the Company obtaining a controlling financial interest in a VIE in accordance with ASC 810, Consolidation. The Company determined that Old Cartesian was considered to be a VIE as it did not have sufficient equity to finance its activities without additional subordinated financial support. Prior to the Closing Date, the primary source of funding for Old Cartesian had been preferred stock financings. The Company acquired all of the outstanding shares of Old Cartesian and, therefore, is the sole equity holder and primary beneficiary. The Company has the obligation to the absorb losses and right to receive the benefits of Old Cartesian, and the power to direct the activities that most significantly affect the economic performance of Old Cartesian which the Company considers to be its development activities. Therefore, the Company is the primary beneficiary. Further, the Company concluded the VIE qualified as a business and accounted for the transaction as the acquisition of a business in accordance with ASC 805. As the primary beneficiary, the Company was the acquirer in the transaction.
The Company exchanged the right to receive shares of common stock and Series A Preferred Stock for all of the outstanding equity of Old Cartesian. The Company determined the rights to receive shares exchanged in the Merger represent a forward contract. The fair value of the forward contracts was determined based on the fair value of shares of common stock and Series A Preferred Stock underlying the forward contracts as of the acquisition date. The total purchase price consists of the fair value of the forward contracts in addition to a portion of the fair value of options exchanged in the transaction related to prior service. Under the acquisition method, the total purchase price of the acquisition was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition.
The total fair value of the consideration of $168.5 million as of the Closing Date is summarized as follows (in thousands):

Forward contract to issue common stock	$2,713
Forward contract to issue Series A Preferred Stock	155,308
Stock options allocated to consideration paid	10,444
Total consideration	$168,465
The Company recorded the assets acquired and liabilities assumed as of the Closing Date based on the information available at that date. The following table presents the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Closing Date (in thousands):

Assets acquired:	As of November 13, 2023
Cash and cash equivalents	$6,561
Prepaid expenses and other current assets	309
Property and equipment, net	215
Right-of-use asset, net	915
In-process research and development assets	150,600
Goodwill	48,163
$206,763
Liabilities assumed
Accrued expenses and other current liabilities	$2,530
Lease liability	$292
Lease liability, net of current portion	$623
Deferred tax liability	$34,853
$38,298

Net assets acquired	$168,465

The fair value of IPR&D assets were capitalized as of the Closing Date and will be accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the carrying value of the respective IPR&D asset will be amortized over its estimated useful life. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the Merger is the excess of the fair value of the consideration transferred by the acquirer over the fair value of tangible assets, identifiable intangible assets and assumed liabilities as of the Closing Date and is not deductible for tax purposes. The goodwill balance is primarily attributable to the value of the assembled workforce and deferred tax liabilities associated with the transaction.
The following summarizes the Company’s intangible assets acquired in the Merger and their carrying value as of December 31, 2023 (in thousands):

	Acquisition Date Fair Value	Impairment	Carrying Value at December 31, 2023
Descartes-08 for MG	$93,900	$—	$93,900
Descartes-08 for SLE	56,700	—	56,700
Total in-process research and development assets	$150,600	$—	$150,600
The fair value of the intangible assets was estimated using the income approach in which the after-tax cash flows were discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital.
For the period from November 13, 2023 to December 31, 2023, Old Cartesian’s revenue and net loss within the consolidated statements of operations and comprehensive (loss) income were $0.0 million and $1.6 million, respectively.
The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Merger had taken place on January 1, 2022. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date (in thousands):

	Year Ended December 31,
	2023	2022
Revenue	$26,004	$112,226
Net (loss) income	$(232,259)	$29,607
The Company’s transaction costs of $4.9 million were expensed as incurred and included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income.
The forward contract related to the common stock was recorded as additional paid-in capital as the instrument is indexed to the Company’s common stock. The forward contract related to the Series A Preferred Stock was recorded as a liability as the underlying Series A Preferred Stock has a redemption feature that may require the Company to settle the instrument by transferring an asset. The forward contract was measured at fair value through the date of settlement through the issuance of the shares of Series A Preferred Stock on December 5, 2023.

4. Marketable Securities and Investments
No marketable securities were held as of December 31, 2023. The following table summarizes the marketable securities held as of December 31, 2022 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2022
U.S. government agency securities and treasuries	$13,566	$—	$(9)	$13,557
Corporate bonds	$1,953	$—	$(2)	$1,951
Commercial paper	12,656	—	—	12,656
Total	$28,175	$—	$(11)	$28,164
Investments
As of December 31, 2023 and 2022, the Company has a $2.0 million investment in Cyrus Biotechnology, Inc., or Cyrus, pursuant to the Company's Collaboration and License Agreement with Cyrus, or the Cyrus Agreement. The Company’s maximum exposure to loss related to this VIE is limited to the carrying value of the investment. See Note 16 for details.

5. Net (Loss) Income Per Share
The Company reported a net loss for the years ended December 31, 2023 and 2021, and net income for the year ended December 31, 2022. The Company used the treasury stock method to determine the number of dilutive shares. The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per-share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income	$(219,710)	$35,379	$(25,687)
Less: CVR distribution to participating securities	(37,550)	—	—
Net (loss) income allocable to shares of common stock - basic	(257,260)	35,379	(25,687)
Less: Change in fair value of warrants	—	(20,882)	—
Net (loss) income allocable to shares of common stock - diluted	$(257,260)	$14,497	$(25,687)
Denominator:
Weighted-average common shares outstanding - basic	155,109,561	144,758,555	114,328,798
Dilutive effect of employee equity incentive plans and outstanding warrants	—	1,116,334	—
Weighted-average common shares used in per share calculations - diluted	155,109,561	145,874,889	114,328,798
Net (loss) income per share:
Basic	$(1.66)	$0.24	$(0.22)
Diluted	$(1.66)	$0.10	$(0.22)

The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net (loss) income per share for all periods presented, as the effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Warrants to purchase common stock	31,224,703	213,339	10,735,980
Series A Preferred Stock	435,120,513	—	—
Forward contract to issue Series A Preferred Stock	99,140,326	—	—
Common stock options, RSUs and ESPP shares	23,306,661	17,800,034	11,492,002
Series A Preferred Stock options	14,112,299	—	—
Total	602,904,502	18,013,373	22,227,982

6. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$41,161	$41,161	$—	$—
Total assets	$41,161	$41,161	$—	$—

Liabilities:
Warrant liabilities	$6,394	$—	$—	$6,394
Contingent value right liability	358,600	—	—	358,600
Forward contract liabilities	28,307	—	28,307	—
Total liabilities	$393,301	$—	$28,307	$364,994

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$53,552	$53,552	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	13,557	—	13,557	—
Corporate bonds	1,951	—	1,951	—
Commercial paper	12,656	—	12,656	—
Total assets	$81,716	$53,552	$28,164	$—

Liabilities:
Warrant liabilities	$19,140	$—	$—	$19,140
Total liabilities	$19,140	$—	$—	$19,140

There were no transfers within the fair value hierarchy during the years ended December 31, 2023 or 2022.

Cash, Cash Equivalents, and Restricted Cash
As of December 31, 2023 and 2022, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of December 31, 2023, the Company had restricted cash balances relating to a secured letter of credit in connection with its lease for the Company’s prior headquarters (see Note 9 included elsewhere in this Annual Report). Short-term restricted cash is included within prepaid expenses and other current assets in the consolidated balance sheets. The Company’s consolidated statement of cash flows includes the following as of December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$76,911	$106,438	$114,057
Short-term restricted cash	—	289	—
Long-term restricted cash	1,377	1,311	1,379
Total cash, cash equivalents, and restricted cash	$78,288	$108,038	$115,436

Marketable Securities
No marketable securities were held as of December 31, 2023. Marketable securities held as of December 31, 2022 and classified as Level 2 within the valuation hierarchy consist of U.S. government agency securities and treasuries, corporate bonds and commercial paper. Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. The Company estimates the fair value of these marketable securities by taking into consideration valuations that include market pricing based on real-time trade data for the same or similar securities, and other observable inputs. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts.
Warrants to Purchase Common Stock
In December 2019, the Company issued warrants to purchase common stock in connection with a private placement, or the 2019 Warrants. Pursuant to the terms of the 2019 Warrants, the Company could be required to settle the 2019 Warrants in cash in the event of certain acquisitions of the Company and, as a result, the common warrants are required to be measured at fair value and reported as a liability on the balance sheet. On December 20, 2022, the Company amended the terms of the outstanding 2019 Warrants held by certain members of its Board of Directors, or the Amended 2019 Warrants, to remove the cash settlement provision. As a result, the Amended 2019 Warrants were remeasured at fair value on December 20, 2022 and reclassified from a liability to equity on the balance sheet. Refer to Note 12 for further discussion on the equity-classified Amended 2019 Warrants.
In April 2022, the Company issued warrants in connection with an underwritten offering, or the 2022 Warrants. Pursuant to the terms of the 2022 Warrants, the Company could be required to settle the 2022 Warrants in cash in the event of an acquisition of the Company under certain circumstances and, as a result, the 2022 Warrants are required to be measured at fair value and reported as a liability on the balance sheet.
The Company recorded the fair value of the 2019 Warrants and the 2022 Warrants upon issuance using the Black-Scholes valuation model and is required to revalue the 2019 Warrants and the 2022 Warrants at each reporting date, with any changes in fair value recorded in the statement of operations and comprehensive income (loss). The valuations of the 2019 Warrants and the 2022 Warrants are classified as Level 3 of the fair value hierarchy due to the need to use assumptions in the valuations that are both significant to the fair value measurement and unobservable, including the stock price volatility and the expected life of the 2019 Warrants and the 2022 Warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The changes in the fair values of the warrants are reflected in the statement of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021.
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
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2019 Warrants liability is as follows:

	December 31,
	2023	2022
Risk-free interest rate	4.79%	4.74%
Dividend yield	—	—
Expected life (in years)	0.98	1.98
Expected volatility	83.67%	79.92%
A summary of the Black-Scholes valuation model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

	December 31,
	2023	2022
Risk-free interest rate	4.01%	4.22%
Dividend yield	—	—
Expected life (in years)	3.28	4.28
Expected volatility	84.09%	98.05%
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 12), for the year ended December 31, 2023 (in thousands):

Warrant liabilities
Fair value as of December 31, 2022	$19,140
Change in fair value	(12,746)
Fair value as of December 31, 2023	$6,394

Contingent Value Right
On December 6, 2023, as contemplated by the Merger Agreement, the Company entered into the CVR Agreement, pursuant to which each holder of common stock as of December 4, 2023 or a 2022 Warrant was distributed a CVR, issued by the Company for each share of common stock held directly or underlying a 2022 Warrant held by such holder as of December 4, 2023. Holders of warrants other than the 2022 Warrants will be entitled to receive, upon exercise of such warrants and in accordance with the terms of the warrants, one CVR per each share of common stock underlying such warrants.
Each CVR entitles its holder to distributions of the following, pro-rated on a per-CVR basis, during the period ending on the date on which the Royalty Term (as defined in the Sobi License) ends, or the Termination Date:

•100% of all milestone payments, royalties and other amounts paid to the Company or its controlled affiliates, or the Company Entities, under the Sobi License or, following certain terminations of the Sobi License, any agreement a Company Entity enters into that provides for the development and commercialization of SEL-212; and
•100% of all cash consideration and the actual liquidation value of any and all non-cash consideration of any kind that is paid to or is actually received by any Company Entity prior to the Termination Date pursuant to an agreement relating to a sale, license, transfer or other disposition of any transferable asset of the Company existing as of immediately prior to the Merger, other than those exclusively licensed under the Sobi License or which the Company Entities are required to continue to own in order to comply with the Sobi License.
The distributions in respect of the CVRs will be made on a semi-annual basis, and will be subject to a number of deductions, subject to certain exceptions or limitations, including for (i) certain taxes payable on the proceeds subject to the CVR distribution, (ii) certain out of pocket costs incurred by the Company Entities, including audit and accounting fees incurred in connection with reporting obligations relating to the CVRs and other expenses incurred in the performance of their obligations and other actions under the CVR Agreement, (iii) a fixed semi-annual amount of $0.75 million for general and administrative overhead, (iv) payments made and remaining obligations on lease liabilities of Selecta immediately prior to the Merger and (v) amounts paid and remaining obligations with regard to the Xork product candidate. Each of the deductions described in (iv) and (v) will be made only if certain milestone payments under the Sobi License are made and are also subject to certain adjustments as contemplated in the CVR Agreement.
The CVRs represent financial instruments that are accounted for under the fair value option election in ASC 825, Financial Instruments. Under the fair value option election, the CVRs are initially measured at the aggregate estimated fair value of the CVRs and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The liability was recorded at the date of approval, November 13, 2023, as a dividend. The estimated fair value of the CVR liability was determined using the discounted cash flow method to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in fair value of the CVR liability are presented in the consolidated statements of operations and comprehensive income (loss). The liability value is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of success, and risk-adjustment discount rates, which represent a Level 3 measurement within the fair value hierarchy. The significant inputs used to estimate the fair value of the CVR liability, which represented a financial instrument being accounted for under the fair value option, were as follows:

	December 31, 2023	At Issuance November 13, 2023
Estimated cash flow dates	2024 - 2038	2024 - 2038
Estimated probability of success	95.0%	95.0%
Risk-adjusted discount rate	13.7%	14.4%
The following table reflects a roll-forward of fair value for the Company's Level 3 CVR liability for the year ended December 31, 2023 (in thousands):

CVR liability
Fair value as of December 31, 2022	$—
Issuances	340,300
Change in fair value	18,300
Fair value as of December 31, 2023	$358,600
Forward Contract Liabilities
Merger Consideration
In connection with the Merger, the Company entered into a contract for the issuance of 384,930.724 shares of Series A Preferred Stock as part of the consideration transferred. The fair value of the forward contract at the Closing Date (defined below) was $155.3 million. The non-cash settlement of this liability occurred on December 5, 2023 with the issuance of the Series A Preferred Stock for $261.8 million.

November 2023 Private Placement
The Company entered into a contract for the issuance of 149,330.115 shares of Series A Preferred Stock as part of the November 2023 Private Placement which was settled in multiple tranches. The Company determined the obligation to issue

148,710.488 shares of Series A Preferred Stock to Dr. Timothy A. Springer, a member of the Company’s Board of Directors, and TAS Partners LLC, an affiliate of Dr. Springer, represented a forward contract. See Note 11. The fair value of the forward contract liability on November 13, 2023 was insignificant as the fair value of the underlying Series A Preferred Stock was equal to the purchase price of the Series A Preferred Stock as agreed upon in the November 2023 Private Placement. The non-cash settlement of a portion of the liability occurred on December 13, 2023 with the issuance of the first tranche of the Series A Preferred Stock for $14.8 million.
The following table presents changes in the forward contract liabilities for the periods presented (in thousands):

Forward contract liabilities
Fair value as of December 31, 2022	$—
Issuances	155,308
Settlements	(276,601)
Change in fair value	149,600
Fair value as of December 31, 2023	$28,307
7. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$6,280	$6,001
Computer equipment and software	702	697
Leasehold improvements	61	57
Furniture and fixtures	452	453
Office equipment	196	192
Construction in process	150	599
Total property and equipment	7,841	7,999
Less accumulated depreciation	(5,728)	(5,205)
Property and equipment, net	$2,113	$2,794

Depreciation expense was $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Payroll and employee related expenses	$4,390	$4,242
Accrued patent fees	472	696
Accrued external research and development costs	4,896	7,274
Accrued professional and consulting services	4,331	985
Accrued interest	—	222
Other	644	665
Accrued expenses	$14,733	$14,084
9. Leases
65 Grove Street Lease
In July 2019, the Company entered into a lease with BRE-BMR Grove LLC for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts, or the Watertown Lease. As part of the Watertown Lease, the Company incurred $0.8 million in non-reimbursable construction costs. The lease began in March 2020, when the Company took control of the office space, and the lease term is 8 years. The discount rate of 8.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term, including any reasonably certain renewal periods. In connection with the Watertown Lease, the Company secured a letter of credit from Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon

Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), or SVB, for $1.6 million, of which $0.3 million is recognized as short-term restricted cash and $1.3 million is recognized as long-term restricted cash, as of December 31, 2022.
On September 1, 2022, the Company entered into an amendment, or the Lease Agreement Amendment, to its lease agreement with BRE-BMR Grove LLC, originally entered into on July 23, 2019, or the Lease Agreement, to expand the Company’s laboratory and office space located at 65 Grove Street, Watertown, Massachusetts by 7,216 square feet. The lease term began on September 1, 2022, consistent with when the Company took control of the office space and the expected lease term is 5.7 years. The discount rate of 11.3% was determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods. Rent payments began in November 2022, and the base rent for the first year is $0.1 million per month. The Company recorded the right-of-use asset and operating lease liabilities of $3.2 million during the year ended December 31, 2022 as control of the premises was transferred to the Company.
On October 6, 2022, the Company entered into a sublease agreement to sublease 7,216 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts. The sublease commenced on October 24, 2022, when the Company, the sublessee and BRE-BMR Grove LLC, executed a Consent to Sublease. The term of the sublease expires on March 31, 2024 with no option to extend the sublease term. Sublease income is included within other income, net in the consolidated statements of operations and comprehensive income (loss).
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
In May 2023, the Company received notice from BRE-BMR Grove LLC that the requirements to reduce the amount of the letter of credit for the Watertown Lease had been met. In connection therewith, in June 2023, the Company secured a letter of credit from JPMorgan Chase Bank, N.A. for $1.4 million, which is recognized as long-term restricted cash as of December 31, 2023, and renews automatically each year. The $1.6 million letter of credit with SVB was released from restriction and returned to the Company on July 17, 2023, and therefore was reclassified into cash and cash equivalents in the consolidated balance sheets.
On October 31, 2023, in connection with entering into Amendment No. 1 to the License and Development Agreement with Sobi as described in Note 14, the Company entered into a sublease agreement with Sobi to sublease approximately 5,600 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts for which Sobi paid $1.0 million upfront rental payment. The sublease commenced on November 6, 2023, when the Company, Sobi, and BRE-BMR Grove LLC, executed a Consent to Sublease. The term of the sublease expires on November 5, 2024 with no option to extend the sublease term. As of December 31, 2023, deferred rent of $0.8 million is included within accrued expenses and other current liabilities in the consolidated balance sheets.
During the year ended December 31, 2023, the Company determined that the right-of-use asset related to the operating lease for approximately 7,216 square feet at 65 Grove Street was partially impaired as of November 30, 2023. As a result, the Company recognized a $0.7 million right-of-use asset impairment charge with $0.6 million and $0.1 million recognized in research and development and general and administrative operating expense categories, respectively, on its consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2023.
704 Quince Orchard Road Leases
In connection with the Merger, the Company acquired two operating leases for office and laboratory space in Gaithersburg, Maryland. The leases expire in January 2027 and do not contain any renewal rights. The discount rate of 11.5% was determined based on the Company’s incremental borrowing rate adjusted for the lease term.
Moscow, Russia Lease
The Company has a month-to-month facility agreement for Selecta (RUS)'s Moscow, Russia office. Rent expense is recognized as incurred.
Rent expense for the years ended December 31, 2023, 2022 and 2021 was $3.8 million, $3.2 million, and $2.9 million, respectively.
For the years ended December 31, 2023, 2022 and 2021, the components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$2,828	$2,276	$2,023
Variable lease cost	965	910	834
Short-term lease cost	8	11	10
Less sublease income	(1,172)	(176)	—
Total lease cost	$2,629	$3,021	$2,867
The maturity of the Company’s operating lease liabilities as of December 31, 2023 were as follows (in thousands):

December 31,
2023
2024	$3,077
2025	3,164
2026	3,248
2027	3,017
2028	946
Thereafter	—
Total future minimum lease payments	13,452
Less: Imputed interest	2,497
Total operating lease liabilities	$10,955

The supplemental disclosure for the statement of cash flows related to operating leases were as follows (in thousands):

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$2,696	$2,048

Other than the initial recording and modification of the right-of-use asset and lease liability for the Watertown Lease during the year ended December 31, 2022 and the impairment on the right-of-use asset for the Watertown Lease and the assumption of the right-of-use assets and lease liabilities in connection with the Merger during the year ended December 31, 2023, which were non-cash, the changes in the Company’s right-of-use asset and lease liability for the years ended December 31, 2023 and 2022 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	December 31,
	2023	2022
Weighted-average remaining lease term	4.3 years	5.4 years
Weighted-average discount rate	9.9%	9.7%

10. Debt
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
During the year ended December 31, 2023, the Company recorded a loss of $0.7 million on the extinguishment of the 2020 Term Loan, consisting of the prepayment penalty of $0.2 million and the write-off of $0.5 million of unamortized debt issuance costs and venture debt termination fee, which was included within interest expense in the consolidated statements of operations and comprehensive income (loss).
As of December 31, 2023, the Company had no outstanding borrowings, and as of December 31, 2022, the outstanding principal balance under the 2020 Term Loan was $25.0 million.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized $2.1 million, $3.0 million and $2.8 million respectively of interest expense related to the 2020 Term Loan.

11. Series A Preferred Stock
The Certificate of Designation was filed on November 13, 2023, which provided for the designation of shares of the Series A Preferred Stock and authorized the issuance of 548,375 shares of Series A Preferred Stock.
Additionally on November 13, 2023, the Company entered into the Securities Purchase Agreement with (i) Dr. Timothy A. Springer, a member of the Company’s Board of Directors; (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Dr. Murat Kalayoglu, a co-founder and the former chief executive officer of Old Cartesian, who joined the Company’s Board of Directors effective immediately after the effective time of the Merger, or the Investors. Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million in the November 2023 Private Placement.
In the November 2023 Private Placement Dr. Timothy A. Springer agreed to settle his purchases in three tranches of shares of Series A Preferred Stock, the first for a purchase price of $10.0 million and each thereafter for a purchase price of approximately $20.0 million, with the three tranches settling 30, 60, and 90 days, respectively, following the Closing Date. TAS Partners LLC agreed to settle its purchase for approximately $10.0 million within 30 days following the Closing Date. The first, second and third tranches were settled on December 13, 2023, January 12, 2024 and February 11, 2024, respectively, under which (i) 24,785.081 shares of Series A Preferred Stock were issued to each of TAS Partners LLC and Dr. Timothy A. Springer in the first tranche, (ii) 49,570.163 shares of Series A Preferred Stock were issued to Dr. Timothy A. Springer in the second tranche, and (iii) 49,570.163 shares of Series A Preferred Stock were issued to Dr. Timothy A. Springer in the third tranche. On November 15, 2023, the Company issued 619.627 shares of Series A Preferred Stock to Seven One Eight Three Four Irrevocable Trust for $0.25 million.
The Company determined the obligation to issue 148,710.488 shares of Series A Preferred Stock to Dr. Springer and TAS Partners LLC represented a forward contract and was accounted for as a liability with changes in fair value recorded in earnings. A portion of the liability was settled with the initial issuance of 49,570.162 shares of Series A Preferred Stock on December 13, 2023 (see Note 6).
On December 5, 2023, the Company issued 384,930.724 shares of Series A Preferred Stock as part of its consideration transferred in connection with the Merger which settled the related forward contract liability (see Note 6).
As of December 31, 2023, the Company had 435,120.513 shares of Series A Preferred Stock issued and outstanding.
In accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity the Series A Preferred Stock is classified outside of stockholders’ equity because the shares of Series A Preferred Stock contain redemption features that are not solely within the control of the Company. The Series A Preferred Stock is not currently redeemable, nor is it probable that the instrument will become redeemable, as it is only redeemable upon the occurrence of a contingent event. Accordingly, no accretion has been recognized for the Series A Preferred Stock and it will not be accreted until it is probable that the shares of Series A Preferred Stock will become redeemable.
The Series A Preferred Stock had the following rights and preferences as of December 31, 2023:
Conversion
Prior to the stockholder approval of the Conversion Proposal, the Series A Preferred Shares are not convertible. Following the stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock will automatically convert into 1,000 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion; provided, however, that such beneficial ownership limitation does not apply to Dr. Springer, TAS Partners LLC, or any of their respective affiliates.
Each share of Series A Preferred Stock outstanding that is not otherwise automatically converted into common stock as a result of the beneficial ownership limitation shall be convertible at any time at the option of the holder following stockholder approval of the Conversion Proposal, only to the extent the beneficial ownership limitation does not apply to the shares of Series A Preferred Stock to be converted.
Redemption
Each share of Series A Preferred Stock will be redeemable at the option of the holder at any time following the date that is 18 months after the initial issuance date of the Series A Preferred Stock, other than any shares of Series A Preferred Stock that would not be convertible into shares of common stock as a result of the beneficial ownership limitation referred to above. The amount payable upon redemption will be equal to the average closing sale price of the common stock listed over the ten consecutive trading days ending on, and including, the day immediately prior to the redemption date multiplied by the number of shares of common stock the Series A Preferred Stock would be convertible into.
Dividends
Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock on an as-converted basis equal to the dividends paid on shares of the common stock; provided, however, that holders of Series A Preferred Stock (or any shares of common stock into which the Series A Preferred Stock are convertible) are not entitled to any CVRs or any amounts paid under the CVR Agreement.
Voting
Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend the Charter or other organizational documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (d) issue further shares of Series A Preferred Stock (other than in connection with the exercise of the stock options to purchase Series A Preferred Stock) or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (e) prior to the stockholder approval of the Conversion Proposal or at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate either (A) a Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of the Company or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, (f) amend or fail to comply with, in any manner that would be reasonably likely to prevent, impede or materially delay the conversion (or the stockholder approval thereof), or terminate, any of the stockholder support agreements entered into in connection with the Merger, or the Support Agreements, or agree to any transfer, sale or disposition of such shares subject to the Support Agreements (except for such transfers, sales or dispositions with respect to which the approval of the Company is not required pursuant to the applicable Support Agreement) or (g) enter into any agreement with respect to any of the foregoing.
Liquidation
The holders of Series A Preferred Stock shall rank on parity with the common stockholders as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.
Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary each holder of Series A Preferred Stock shall be entitled to receive out the assets of the Company equal to of the same amount that a holder of common stock would receive if the Series A Preferred Stock were fully converted, which shall be paid pari passu with holders of common stock, plus an amount equal to any dividends declared but unpaid. If the assets available for distribution are not sufficient to pay the holders of the Series A Preferred Stock pursuant to the preceding sentence, the assets will be distributed ratably to the holders of the Series A Preferred Stock and common stock.
Reserved Shares
As of December 31, 2023, the Company has authorized shares of Series A Preferred Stock for future issuance as follows:

As of
December 31, 2023
Shares reserved for issuance in November 2023 Private Placement	99,140.326
Outstanding Series A Preferred Stock options	14,112.299
Total	113,252.625

12. Equity
Equity Financings
Merger
On December 5, 2023, the Company issued 6,723,639 shares of common stock as part of its consideration transferred in connection with the Merger which settled the related equity-classified forward contract (see Note 3).
Underwritten Offering
On April 6, 2022, the Company entered into an underwriting agreement with SVB Securities LLC (now known as Leerink Partners LLC), as representative of the several underwriters named therein, relating to an underwritten offering of 27,428,572 shares of the Company’s common stock and 2022 Warrants to purchase up to 20,571,429 shares of common stock. The offering of such shares and the 2022 Warrants is referred to as the 2022 Offering. Each share and accompanying 2022 Warrant to purchase 0.75 shares of common stock was sold at a combined offering price of $1.41. The exercise price for the 2022 Warrants is $1.55 per share. The Company received net proceeds from the 2022 Offering of approximately $36.9 million.
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
“At-the-Market” Offerings
2020 Sales Agreement
On August 6, 2020, the Company entered into a sales agreement, or the 2020 Sales Agreement with Jefferies LLC, as sales agent, pursuant to which the Company was permitted, from time to time, to issue and sell common stock with an aggregate value of up to $50.0 million in an “at the market offering.” On October 8, 2021, the Company delivered notice to Jefferies LLC that the Company was terminating the 2020 Sales Agreement, with effect as of October 19, 2021.
2021 Sales Agreement
On October 25, 2021, the Company entered into a Sales Agreement, or the 2021 Sales Agreement, with Leerink Partners LLC (then known as SVB Leerink LLC), or Leerink Partners, pursuant to which the Company may sell shares of the Company’s common stock, from time to time, through an “at the market” equity offering program under which Leerink Partners will act as sales agent. The shares of common stock sold pursuant to the 2021 Sales Agreement, if any, would be issued and sold pursuant to a registration statement to be filed by the Company with the SEC, for aggregate remaining gross sales proceeds of up to $51.0 million.
During the year ended December 31, 2023, the Company sold no shares of its common stock pursuant to the 2021 Sales Agreement. During the year ended December 31, 2022, the Company sold 774,544 shares of its common stock pursuant to the 2021 Sales Agreement for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
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
In accordance with ASC 815, this forward sale treatment qualified as equity classification as the shares are not within the scope of ASC 480. The gross proceeds of $25.0 million were determined to include a premium to the fair value of the Company’s shares as of July 28, 2020 of approximately $14.5 million. As a result, such amount was included in the transaction price for revenue recognition of the Sobi License. See Note 14 for details.
Also on June 11, 2020, the Company entered into a registration rights agreement, as amended by that certain letter agreement, dated as of November 4, 2020, or the Sobi Registration Rights Agreement, with Sobi, pursuant to which the Company agreed to prepare and file a registration statement with respect to the resale of the shares of common stock acquired in the Sobi Private Placement. The Company will be required to file this resale registration statement within 30 days following receipt by the Company of a written request from Sobi to file such resale registration statement, and to have the registration statement declared effective within ten business days after the SEC informs the Company that no review of such resale registration statement will be made or that the SEC has no further comments on such resale registration statement.
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
As discussed in Note 6, the Company remeasured the Amended 2019 Warrants at the fair value of $0.8 million on December 20, 2022 and reclassified this amount to additional paid-in capital.
The remaining 2019 Warrants liability and the 2022 Warrants liability were revalued as of December 31, 2023 at $6.4 million. During the years ended December 31, 2023, 2022 and 2021, the Company recorded a decrease of $12.7 million and $20.9 million and an increase of $2.3 million, respectively, in the fair value of the warrants in the consolidated statements of operations and comprehensive income (loss).
June 2017 Financing
In June 2017, the Company entered into a securities purchase agreement, or the Institutional Purchase Agreement, with certain institutional investors and a securities purchase agreement with Timothy A. Springer, Ph.D., a member of the Board of Directors, or the Springer Purchase Agreement, for a private placement of the Company’s securities, or the 2017 PIPE. Pursuant to the Institutional Purchase Agreement, the Company sold an aggregate of 2,750,000 shares of its common stock at a purchase price equal to $16.00 per share. Pursuant to the Springer Purchase Agreement, the Company sold to Dr. Springer an aggregate of 338,791 shares of common stock at a purchase price equal to $17.71 per share, which was equal to the most recent consolidated closing bid price on the Nasdaq Stock Market on June 23, 2017, and warrants to purchase up to 79,130 shares of common stock, or the Warrant Shares, exercisable at $17.71 per Warrant Share, and with a term of five years. The equity-classified warrants expired during the year ended December 31, 2022.
Warrants
The following is a summary of warrant activity for the years ended December 31, 2023 and 2022:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at December 31, 2021	292,469	10,443,511	10,735,980	$1.62
Issuance	—	20,571,429	20,571,429	1.55
Canceled	(79,130)	—	(79,130)	$17.71
Reclassification of warrant liability to equity on modification	2,022,987	(2,022,987)	—	$1.46
Outstanding at December 31, 2022	2,236,326	28,991,953	31,228,279	$1.53
Canceled	(3,576)	—	(3,576)	16.77
Outstanding at December 31, 2023	2,232,750	28,991,953	31,224,703	$1.53
Common Stock
As of December 31, 2023, the Company had 350,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 161,927,821 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:

Voting
Common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
Common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through December 31, 2023, no cash dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.
Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

As of
December 31, 2023
Exercise of warrants	31,224,703
Shares available for future stock incentive awards	35,836,268
Outstanding common stock options	23,306,661
Total	90,367,632
As described in Note 11, prior to the stockholder approval of the Conversion Proposal, the Series A Preferred Shares are not convertible. Following the stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock will automatically convert into 1,000 shares of common stock.

13. Stock Incentive Plans
The Company maintained the 2008 Stock Incentive Plan, or the 2008 Plan, for employees, consultants, advisors, and directors. The 2008 Plan provided for the granting of incentive and non-qualified stock option and restricted stock awards as determined by the Board. In connection with the Merger, all outstanding awards issued under the 2008 Plan were cancelled, and the Board formally terminated the 2008 Plan.
In June 2016, the Company’s stockholders approved the 2016 Incentive Award Plan, or the 2016 Plan, which authorized 1,210,256 shares of common stock for future issuance under the 2016 Plan and the Company ceased granting awards under the 2008 Plan. Upon the effective date of the 2016 Plan, awards issued under the 2008 Plan remained subject to the terms of the 2008 Plan. Awards granted under the 2008 Plan that expired, lapsed or terminated became available under the 2016 Plan as shares available for future grants.
Additionally, pursuant to the terms of the 2016 Plan, the Board is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2023 and 2022, the number of shares of common stock that may be issued under the 2016 Plan was increased by 6,121,697 and 4,944,919 shares, respectively. As of December 31, 2023, 22,504,503 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 1,175,000 shares of its common stock for issuance. In March 2019, the Board approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance thereunder. In December 2023, the Board approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 1,825,000 shares of the Company’s common stock for issuance thereunder. As of December 31, 2023, there are 4,500,858 shares available for future grant under the 2018 Inducement Incentive Award Plan.
In accordance with the Merger Agreement, the Company assumed Old Cartesian’s 2016 Stock Incentive Plan, or the Old Cartesian Plan. The Old Cartesian Plan permits the granting of options or restricted stock to employees, officers, directors, consultants and advisors to the Company. The unvested common stock options and Series A Preferred Stock options assumed by the Company in connection with the Merger generally vest over a four-year period. Additionally, the stock options granted have a contractual term of ten years and only full shares can be exercised as per the individual award agreements. As of December 31, 2023, there are 3,848,809 shares available for future grant under the Old Cartesian Plan.
In connection with the Merger, the outstanding stock options to purchase Old Cartesian common stock were converted into stock options to purchase 23,306,661 shares of common stock and 14,112.299 shares of Series A Preferred Stock of the Company. These replacement awards were revalued at their acquisition-date fair value and then attributed to pre and post-combination service. This resulted in $2.6 million attributed to post-combination service to be recognized as stock-based compensation expense over the remaining terms of the replacement awards, of which $0.2 million was recognized as research and development expense in the consolidated statements of operations and comprehensive (loss) income during the year ended December 31, 2023.
Settlement of Equity Compensation Awards
Upon consummation of the First Merger, the equity compensation awards of the Company outstanding as of the date of the Merger were settled as follows: (i) each unvested option to acquire shares of common stock and each unvested restricted stock unit award with respect to shares of common stock was accelerated and vested in full at the effective time of the First Merger; (ii) each option to acquire shares of common stock was canceled and in exchange therefore, former holders became entitled to receive an amount in cash equal to the product of (A) the total number of shares of common stock subject to the unexercised portion the stock option (determined after giving effect to the accelerated vesting) multiplied by (B) the excess, if any, of $2.06, or the Cash-out Amount, over the applicable exercise price per share of common stock under such stock option; and (iii) each restricted stock unit award with respect to shares of common stock was cancelled and the former holder of such canceled restricted stock unit became entitled, in exchange therefor, to receive an amount in cash equal to the product of (A) the total number of shares of common stock deliverable under such restricted stock unit (determined after giving effect to the accelerated vesting) multiplied by (B) the Cash-out Amount. Stock options with an exercise price in excess of the Cash-out Amount received no cash payment.
The modification to accelerate the vesting of all awards upon the Merger resulted in full recognition of unrecognized compensation of $13.1 million, of which $5.9 million and $7.2 million was classified as research and development expense and general and administrative expense, respectively, in the consolidated statements of operations and comprehensive (loss) income. In addition, with the exception of any options with an exercise price greater than $2.06 per share, all awards were settled in cash for an amount equal to $2.06 less any exercise price associated with the awards. The total cash payment made to the holders of stock options and restricted stock units was $9.4 million. The fair value of the awards prior to the settlement was recorded to additional paid-in capital in an amount of $6.2 million and the amount in excess of fair value was recognized as additional stock-based compensation expense in an amount of $3.2 million, of which $1.5 million and $1.7 million was classified as research and development expense and general and administrative expense, respectively, in the consolidated statements of operations and comprehensive (loss) income.
Stock-Based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive income (loss), including $1.5 million recognized as stock-based compensation expense upon the achievement of a technical milestone by Ginkgo Bioworks Holdings, Inc., or Ginkgo, during the year ended December 31, 2023 and $1.0 million recognized as stock-based compensation expense upon the issuance of common stock to Ginkgo during the year ended December 31, 2022 as described in Note 16, was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$12,985	$5,061	$3,204
General and administrative	12,793	6,133	4,516
Total stock-based compensation expense	$25,778	$11,194	$7,720
Stock Options
The fair value of the stock options assumed in connection with the Merger was calculated using a Black-Scholes option pricing model based on the following weighted-average assumptions:

	Common Stock	Series A Preferred Stock
Risk-free interest rate	4.83%	4.92%
Dividend yield	—	—
Expected term	3.59	3.29
Expected volatility	83.77%	83.87%
Weighted-average fair value of common stock or Series A Preferred Stock, as applicable	$0.40	$403.47

The estimated grant date fair values of employee stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.95%	2.24%	0.79%
Dividend yield	—	—	—
Expected term	5.94	6.02	6.03
Expected volatility	94.64%	92.21%	95.04%
Weighted-average fair value of common stock	$1.15	$2.63	$3.58
The expected term of the Company's stock options granted to employees has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. Under the simplified method, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its stock-based awards. Expected volatilities are based on the Company’s historical volatility.
The weighted average grant date fair value of stock options granted to employees during the years ended December 31, 2023, 2022 and 2021 was $0.90, $1.99, and $2.73 respectively.
As of December 31, 2023, total unrecognized compensation expense related to unvested common stock options and Series A Preferred Stock options was $1.4 million and $1.0 million, respectively, which is expected to be recognized over a weighted average period of 2.4 years and 2.5 years, respectively.

The following table summarizes the stock option activity under the 2008 Plan, the 2016 Plan, the 2018 Inducement Incentive Award Plan, and Old Cartesian Plan for options for common stock:

			Weighted-average
	Number of		remaining	Aggregate
	Common Stock	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employees
Outstanding at December 31, 2022	15,578,412	$3.44	7.57	$4
Granted	5,477,200	$1.15
Assumed in connection with Merger	23,306,661	$0.10
Exercised	—	$—
Forfeited	(2,215,020)	$2.68
Cancelled/settled in connection with the Merger	(18,840,592)	$2.86
Outstanding at December 31, 2023	23,306,661	$0.10	6.50	$13,760

Vested at December 31, 2023	18,067,999	$0.10	6.13	$10,725
Vested and expected to vest at December 31, 2023	23,306,661	$0.10	6.50	$13,760

Non-employee consultants
Outstanding at December 31, 2022	266,239	$8.05	5.08	$—
Forfeited	—	$—
Cancelled/settled in connection with the Merger	(266,239)	$8.05
Outstanding at December 31, 2023	—	$—	—	$—
The following table summarizes the stock option activity under the Old Cartesian Plan for options for Series A Preferred Stock:

	Number of		Weighted-average
	Series A		remaining	Aggregate
	Preferred Stock	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Employees
Outstanding at December 31, 2022	—	$—	—	$—
Assumed in connection with Merger	14,112.299	$79.94
Outstanding at December 31, 2023	14,112.299	$79.94	5.91	$8,601

Vested at December 31, 2023	10,860.441	$71.67	5.15	$6,709
Vested and expected to vest at December 31, 2023	14,112.299	$79.94	5.91	$8,601
Restricted Stock Units
During the year ended December 31, 2023, the Company granted 1,054,600 restricted stock awards with a weighted average fair value of $1.13 per share based on the closing price of the Company’s common stock on the date of grant to employees under the 2016 Plan, which vested over a four-year term . Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock awards to employees based on historical experience.
There was no unrecognized compensation expense and no outstanding restricted stock units as of December 31, 2023.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and 2018 Inducement Incentive Award Plan:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2022	1,705,558	$2.62
Granted	1,054,600	1.13
Vested	(636,418)	2.40
Forfeited	(446,108)	1.91
Cancelled/settled in connection with the Merger	(1,677,632)	1.96
Unvested at December 31, 2023	—	$—

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 173,076 shares of common stock for future issuance under the ESPP to participating employees. In January 2023 and 2022, the number of shares of common stock authorized for issuance under the ESPP was increased by 1,530,424 shares and 1,236,229 shares, respectively. During the year ended December 31, 2023, the Company issued 186,044 shares of common stock under the ESPP. As of December 31, 2023, 4,982,098 shares remain available for future issuance under the ESPP. In connection with the Merger, the Board suspended the current ESPP offering period.
For each of the years ended December 31, 2023 and 2022, the Company recognized $0.1 million of stock-based compensation expense under the ESPP.

14. Revenue Arrangements
Astellas Gene Therapies
In January 2023, the Company entered into the Astellas Agreement, with Astellas. Under the Astellas Agreement, the Company granted Astellas an exclusive license to the Company’s IdeXork technology arising from Xork, to develop and commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product. Xork, Genovis’ IgG Protease, is licensed pursuant to an Exclusive License Agreement with Genovis, or the Genovis Agreement, as described in Note 16 to these consolidated financial statements. Astellas paid a $10.0 million upfront payment to the Company upon signing of the Astellas Agreement, and the Company is entitled to receive up to $340.0 million in future additional payments over the course of the partnership that are contingent on the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales where Xork is used as a pre-treatment for an Astellas investigational or authorized product. The Company is also eligible for tiered royalty payments ranging from low to high single digits. Any proceeds received from milestone payments or royalties relating to Xork would be required to be distributed to holders of CVRs, net of certain deductions.
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
As of December 31, 2023, the Company recorded $2.3 million as a short-term contract liability and $3.5 million as a long-term contract liability, representing deferred revenue associated with the Astellas Agreement. As of December 31, 2023, the Company recorded a receivable of $0.3 million, representing billings for the Xork Development Services that are subject to reimbursement by Astellas. Revenue of $5.5 million related to the Astellas Agreement was recognized during the year ended December 31, 2023.
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
Pursuant to the Takeda Agreement, the Company determined the Takeda Agreement represented a service arrangement under the scope of ASC 606, and given the reversion of the rights under the Takeda Agreement represented a penalty in substance for a termination by Takeda, the contract term would remain the stated term of the Takeda Agreement. The Company determined that the research license, the licensed know-how, and the manufactured supply and delivery of materials represented a single promise and performance obligation to be transferred to Takeda over time due to the nature of the promises in the contract. The delivery of the manufactured supply was the predominant promise within the arrangement, as it was essential to the utility of the licensed intellectual property. The material supplied by the Company to Takeda was unique to the Company and cannot be obtained by other vendors. As such, consideration in the initial transaction price was allocated to the single performance obligation and the recognition period would not extend beyond the initial contractual period. The Company recognized the revenue associated with the upfront payment and combined single performance obligation utilizing the output method over the term that manufactured supply was delivered to Takeda.
In determining the transaction price, the Company concluded the payment associated with all the performance milestones was fully constrained and only included in the transaction price when the respective milestone was deemed probable of achievement. Each of these variable consideration items were evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt and timing of such study milestones is outside the control of the Company and probability of success criteria is estimated. The Company re-evaluated the transaction price in each reporting period, as uncertain events were resolved, or as other changes in circumstances occurred. Takeda had the right to exercise covenant release rights on a field-by-field basis. If Takeda exercised its covenant release rights, we could have received exercise payments per indication and would have been entitled to significant development and commercial milestone payments and tiered royalties on commercial sales. The Company determined that a significant financing component did not exist in its arrangement with Takeda. The Company also determined the options to negotiate additional fields, pursue other products, enter into a supply agreement explore additional fields, and pursue additional development under the initial fields did not represent material rights under the agreement. Takeda had the right to terminate the Takeda Agreement in its entirety or on a field-by-field basis, upon 90 days’ written notice to the Company.
On March 9, 2023, the Company was notified by Takeda of the achievement of the milestone event related to the completion of a non-clinical milestone for one of the specified disease indications within the field of lysosomal storage disorders under the Takeda Agreement. Accordingly, the Company received a milestone payment of $0.5 million during the year ended December 31, 2023.
The Takeda Agreement was terminated effective July 25, 2023, following Takeda’s decision to discontinue discovery and pre-clinical activities in adeno-associated virus, or AAV, gene therapy.
As of December 31, 2023, the Company recorded no contract liability. As of December 31, 2022, the Company recorded $0.1 million as a short-term contract liability and no long-term contract liability representing deferred revenue associated with this agreement. Revenue of $0.6 million and $1.8 million related to the Takeda Agreement was recognized during the years ended December 31, 2023 and 2022, respectively.
Swedish Orphan Biovitrum
License and Development Agreement
On June 11, 2020, the Company and Sobi entered into a License and Development Agreement. Pursuant to the Sobi License, the Company agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. The SEL-212 drug candidate is a pharmaceutical composition containing a combination of SEL-037, or the Compound, and ImmTOR. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay the Company a one-time, upfront payment of $75.0 million. Sobi has also agreed to make milestone payments totaling up to $630.0 million to the Company upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Any proceeds received from milestone payments or royalties relating to the Sobi License would be required to be distributed to holders of CVRs, net of certain deductions.
Pursuant to the Sobi License, the Company agreed to supply (at cost) quantities of the Compound and ImmTOR as necessary for completion of the two Phase 3 clinical trials of SEL-212 (DISSOLVE I and DISSOLVE II) and a six-month placebo extension. The Company was required to supply quantities of the Compound until all rights to the Compound and any materials needed to manufacture the Compound were transferred to Sobi, which transfer occurred upon the execution of Amendment No. 1 to the License and Development Agreement on October 31, 2023. Sobi has agreed to reimburse the Company for all budgeted costs incurred to complete development of SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, except for any costs of additional development activities required that are related to ImmTOR and that are unrelated to SEL-212. Sobi will have control and responsibility over all regulatory filings, including any investigational drug applications (IND), biologics license applications (BLA), and marketing authorization applications (MAA) relating to the licensed product.
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
Additionally, on June 11, 2020, the Company entered into the Sobi Purchase Agreement in connection with the Sobi License. The closing of the Sobi Private Placement occurred on July 31, 2020, following the closing of the transactions contemplated under the Sobi License. See Note 12 for details.
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
In determining the transaction price, the Company concluded the upfront payment of $75.0 million and the $5.0 million development milestone associated with the dosing of the first patient in the Phase 3 DISSOLVE trials were included in the transaction price. All other development milestones will be fully constrained and only be included in the transaction price when the respective milestone is deemed probable of achievement. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of the evaluation of the constraint, the Company considered numerous factors, including that receipt of such milestones is outside the control of the Company and probability of success criteria is estimated. The Company re-evaluates the transaction price in each reporting period, as uncertain events are resolved. In accordance with ASC 606, the Company will only recognize revenue associated with sales-based milestones and royalties when the subsequent sales thresholds are reached and underlying sales occur, respectively. In connection with the Sobi Purchase Agreement, the Company determined that the gross proceeds of $25.0 million from the Sobi Private Placement included a premium to the fair value of the Company’s shares as of July 28, 2020 equal to approximately $14.5 million. The premium amount is included in the transaction price for revenue recognition. The Company estimates and includes in the transaction price the total reimbursements to be received from Sobi for both the manufacturing and delivery of the Compound and ImmTOR as well as conducting the Phase 3 DISSOLVE trials. The Company determined that a significant financing component does not exist in its arrangement with Sobi.
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
On October 31, 2023, the Company and Sobi entered into Amendment No. 1 to the License and Development Agreement, pursuant to which the Company granted Sobi an exclusive license to manufacture ImmTOR solely in connection with Sobi’s development of SEL-212 under the License and Development Agreement and transferred certain contracts and manufacturing equipment to Sobi. Additionally, in connection with entry into the amendment, Sobi agreed to make employment offers to certain of the Company’s employees engaged in ImmTOR manufacturing activities on or prior to a specified date, and the Company agreed not to terminate the employment of such employees prior to such specified date. The Company maintains no responsibilities to Sobi to manufacture, or supply Sobi with, ImmTOR under the Sobi License.
As of December 31, 2023 and 2022, the Company recorded a total outstanding receivable of $4.6 million and $5.0 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Additionally, as of December 31, 2023 and 2022, the Company recorded a total unbilled receivable of $3.0 million and $3.2 million, respectively, representing revenue earned but not yet billed for the Phase 3 DISSOLVE program. Revenue of $19.4 million and $82.6 million related to the Sobi License was recognized during the years ended December 31, 2023 and 2022, respectively, inclusive of $1.1 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the year ended December 31, 2023.
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
Pursuant to the Sarepta Agreement, the Company determined the Sarepta Agreement represents a service arrangement under the scope of ASC 606, with a 24-month contract duration. Given the reversion of the rights under the Sarepta Agreement represents a penalty in substance for a termination by Sarepta, the contract term would remain the stated term of the Sarepta Agreement.

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
On June 10, 2022, the Company was notified by Sarepta that Sarepta would be extending their options under the Sarepta Agreement. In exchange for a nine-month extension to Sarepta’s options to both Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies, the Company received a milestone payment of $2.0 million during the year ended December 31, 2022.
On June 15, 2022, the Company was notified by Sarepta of the achievement of a milestone event related to certain preclinical study milestones under the Sarepta Agreement. Accordingly, the Company received a milestone payment of $4.0 million during the year ended December 31, 2022.
On March 13, 2023, the Company was notified by Sarepta that Sarepta would not be exercising its exclusive option under the Sarepta Agreement. The Sarepta Agreement terminated upon the expiration of the option in March 2023.
As of December 31, 2023, the Company recorded no contract liability. As of December 31, 2022, the Company recorded $0.5 million as a short-term contract liability representing deferred revenue associated with this agreement. Revenue of $0.5 million and $10.2 million related to the Sarepta Agreement was recognized during the years ended December 31, 2023 and 2022, respectively.
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

Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed). As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.8 million.
Contract Balances from Contracts with Customers (Astellas, Takeda, Sobi, Sarepta, AskBio, and Spark)
The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2023 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Contract liabilities:
Deferred revenue	$593	$10,500	$(5,244)	$5,849
Total contract liabilities	$593	$10,500	$(5,244)	$5,849

15. Related-Party Transactions
November 2023 Securities Purchase Agreement
On November 13, 2023, the Company entered into the Securities Purchase Agreement with (i) Dr. Timothy A. Springer, (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Dr. Murat Kalayoglu, in which the Company agreed to issue and sell an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million (see Note 11). The November 2023 Private Placement includes a delayed settlement mechanism, and as a result, the below issuances and sales to related parties of the Company were made during the year ended December 31, 2023.

Name	Shares of Series A Preferred Stock purchased	Total aggregate purchase price
Timothy A. Springer, Ph.D.	24,785.081	$10,000,000
TAS Partners LLC (affiliate of Timothy A. Springer, Ph.D.)	24,785.081	$10,000,000
Seven One Eight Three Four Irrevocable Trust (affiliate of Murat Kalayoglu, MD, Ph.D.)	619.627	$250,000
April 2022 Offering
During the year ended December 31, 2022, the Company completed the 2022 Offering as described in Note 12. The following table sets forth the number of shares of Common Stock and 2022 Warrants purchased in the 2022 Offering by directors and executive officers, as of the time of the Offering, and related parties thereto:

Name	Shares of Common Stock purchased	2022 Warrants purchased	Total aggregate purchase price
TAS Partners LLC (affiliate of Timothy A. Springer, Ph.D.)	6,681,600	5,011,200	$9,421,056

Warrant liability reclassification
During the year ended December 31, 2022, the Company amended the terms of certain of the outstanding 2019 Warrants held by members of the Company's Board of Directors and remeasured the Amended 2019 Warrants as described in Note 6.
Consulting Services
The Company entered into consulting agreements with its founders to serve on its Scientific Advisory Board, effective January 1, 2020 to December 31, 2021, under which they were paid quarterly for their services. The Company incurred expenses for consulting services provided by its founders totaling $0.1 million during the year ended December 31, 2021. No expenses were incurred for the years ended December 31, 2023 and 2022.

16. Collaboration and License Agreements
Biogen MA, Inc.
On September 8, 2023, the Company entered into a non-exclusive, sublicensable, worldwide, perpetual patent license agreement, or the Biogen Agreement with Biogen MA, Inc., or Biogen to research, develop, make, use, offer, sell and import products or processes containing or using an engineering T-cell modified with an mRNA comprising, or encoding a protein comprising, certain sequences licensed under the Biogen Agreement for the prevention, treatment, palliation and management of autoimmune diseases and disorders, excluding cancers, neoplastic disorders, and paraneoplastic disorders. The Company is not obligated to pay Biogen any expenses, fees, or royalties.
The Company may terminate the Biogen Agreement for any reason or no reason, and Biogen may terminate the agreement after a notice-and-cure period of 30 days if the Company fails to pay a fee owed to Biogen or for any other material breach of the agreement. The Biogen Agreement will otherwise expire when all claims of all issued patents within the patents and patent applications licensed to the Company under the Biogen Agreement have expired or been finally rendered revoked, invalid or unenforceable by a decision of a court or government agency.
National Cancer Institute of the National Institutes of Health
Effective September 16, 2019, the Company entered into a nonexclusive, worldwide license agreement, or the NCI Agreement with the U.S. Department of Health and Human Services, represented by the National Cancer Institute of the National Institutes of Health, or NCI.
Under the NCI Agreement, the Company was granted a license under certain NCI patents and patent applications designated in the agreement, to make, use, sell, offer and import products and processes within the scope of the patents and applications licensed under the NCI Agreement when developing and manufacturing anti-BCMA CAR-T cell products for the treatment of myasthenia gravis, pemphigus vulgaris, and immune thrombocytopenic purpura according to methods designated in the NCI Agreement.
In connection with the Company's entry into the NCI Agreement, Old Cartesian paid to NCI a one-time $0.1 million license royalty payment. Under the NCI Agreement, the Company is further required to pay NCI a low five-digit annual royalty. The Company must also pay earned royalties on net sales in a low single-digit percentage and pay up to $0.8 million in benchmark royalties upon the Company's achievement of designated benchmarks that are based on the commercial development plan agreed between the parties.
Under the NCI Agreement, the Company must use reasonable commercial efforts to bring licensed products and licensed processes to the point of Practical Application (as defined in the NCI Agreement). Upon the Company's first commercial sale, the Company must use reasonable commercial efforts to make licensed products and licensed processes reasonably accessible to the United States public. After the Company's first commercial sale, the Company must make reasonable quantities of licensed products or materials produced via licensed processes available to patient assistance programs and develop educational materials detailing the licensed products. Unless the Company obtains a waiver from NCI, the Company must have licensed products and licensed processes manufactured substantially in the United States. Prior to the first commercial sale, upon NCI’s request, the Company is obligated to provide NCI with commercially reasonable quantities of licensed products made through licensed processes to be used for in vitro research.
Additionally, the Company must use reasonable commercial efforts to initiate a Phase 3 clinical trial of a licensed product by the fourth quarter of 2024, submit a BLA with respect to a licensed product by the fourth quarter of 2026, and make a first commercial sale of a licensed product by the fourth quarter of 2028.
The NCI Agreement terminates upon the expiration of the last to expire of the patent rights licensed thereunder, if not sooner terminated. NCI has the right to terminate this agreement, after giving written notice and providing a cure period in accordance with its terms, if the Company is in default of a material obligation. The Company has the unilateral right to terminate the agreement in any country or territory by giving NCI 60 days’ written notice. The Company agreed to indemnify NCI against any liability arising out of the Company's, sublicensees’ or third parties’ use of the licensed patent rights and licensed products or licensed processes developed in connection with the licensed patent rights.
Ginkgo Bioworks Holdings, Inc.
Collaboration and License Agreements
On October 25, 2021, the Company entered into a Collaboration and License Agreement, or the First Ginkgo Agreement, with Ginkgo. Under the First Ginkgo Agreement, Ginkgo will design next generation IgA proteases with potentially transformative therapeutic potential. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments for fixed fair values in the form of the Company's common stock, clinical and commercial milestone payments of up to $85.0 million in cash. The First Ginkgo Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the First Ginkgo Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company is accounting for the contingently issuable shares to be issued in exchange for the license obtained from Ginkgo as a liability classified stock-based compensation arrangement with a non-employee which will be recognized when achievement of the milestones is probable. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Ginkgo tiered royalties ranging from low-single digit to high-single digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.
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
On July 19, 2023, the Company and Ginkgo mutually agreed that the completion of the technical development plan’s midpoint task under the Second Ginkgo Agreement had been achieved as of June 30, 2023. This milestone resulted in the payment of $1.0 million and issuance of 1,339,285 shares of the Company’s common stock then-valued at $1.5 million to Ginkgo during the year ended December 31, 2023.
Genovis AB (publ.)
License Agreement
On October 21, 2021, the Company entered into the Genovis Agreement with Genovis. Under the Genovis Agreement, the Company paid to Genovis an upfront payment in exchange for an exclusive license to Genovis’ IgG Protease, Xork, enzyme technology across all therapeutic uses in humans, excluding research, preclinical, diagnostic and other potential non-therapeutic applications of the enzyme. Genovis is eligible to earn from the Company development and sales-based milestones and sublicensing fees. The Genovis Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the Genovis Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Genovis tiered royalties of low double digit percentages of worldwide annual net sales of collaboration products which will be expensed as the commercial sales occur.
In February 2023, the Company made a $4.0 million payment to Genovis as a result of the sublicense of Xork to Astellas. See Note 14 to these consolidated financial statements for further discussion on the Astellas Agreement.
Cyrus Biotechnology, Inc.
Collaboration and License Agreement
On September 7, 2021, the Company and Cyrus entered into the Cyrus Agreement. Pursuant to the Cyrus Agreement, Cyrus agreed to grant the Company an exclusive, worldwide license to certain intellectual property to form a protein engineering collaboration combining the Company’s ImmTOR platform with Cyrus’ ability to redesign protein therapeutics. The lead program was a proprietary interleukin-2, or IL-2, protein agonist designed to selectively promote expansion of regulatory T cells for treatment of patients with autoimmune diseases and other deleterious immune conditions. In return for the licensed intellectual property, the Company made an upfront payment and was obligated to pay certain discovery, development, and sales-based milestones which could have potentially totaled up to approximately $1.5 billion across multiple programs. The Cyrus Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company expensed costs related to the Cyrus Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company assessed the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, would have amortized these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company was also obligated to pay Cyrus tiered royalties ranging from mid-single digit to low-double digit percentages of annual net sales of collaboration products which would have been expensed as commercial sales occur.
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
As of December 31, 2023, no impairment indicators are present and therefore the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheet. The Company’s maximum exposure to loss related to this VIE is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.
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
Pursuant to the AskBio Collaboration Agreement, the Company and AskBio agreed to conduct proof of concept studies to potentially validate the use of ImmTOR in conjunction with AskBio’s AAV gene therapy, or SEL-302, (previously disclosed as MMA-101, in combination with ImmTOR) for the treatment of methylmalonic acidemia, or MMA, to mitigate the formation of neutralizing anti-AAV capsid antibodies. On April 29, 2021, the Company was notified by AskBio that it intended to opt-out of development of the MMA indication.
The Company and AskBio shared responsibility for the research, development and commercialization of products developed under the SEL-399 program collaboration. The parties also shared research, development, and commercialization costs equally for all collaboration products, but with a right of either party to opt out of certain products, and thereby not be required to share costs for such products. Each party would have received a percentage of net profits under the collaboration equal to the percentage of shared costs borne by such party in the development of such product. Pursuant to the AskBio Collaboration Agreement, AskBio was responsible for manufacturing the AAV capsids and AAV vectors and the Company was responsible for manufacturing ImmTOR.
The Company and AskBio mutually agreed to the termination of the AskBio Collaboration Agreement, effective December 13, 2023.
For the years ended December 31, 2023 and 2022, the Company recognized $0.1 million and $0.9 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of December 31, 2023. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.

17. Income Taxes

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
On November 13, 2023, the Company acquired, in accordance with the terms of the Merger Agreement, the assets of Old Cartesian. In accordance with ASC 805-740-25-3, recognition of deferred tax assets and liabilities is required for substantially all temporary differences and acquired tax carryforwards and credits. The Company has computed estimated temporary differences and acquired tax carryforwards and credits as of the transaction date. The Company will not have tax basis in IPR&D booked as part of the purchase accounting. For accounting purposes, the IPR&D will not be amortized and only subject to impairment review and testing. Though the tax effects may be delayed indefinitely, ASC 740-10-55-63 states that “deferred tax liabilities may not be eliminated or reduced because a reporting entity may be able to delay the settlement of those liabilities by delaying the events that would cause taxable temporary differences to reverse.” As such, the Company can potentially only utilize indefinite-lived assets as it relates to this indefinite lived intangible deferred tax liability reversal. As such, the Company has booked a deferred tax liability for the portion of the liability that cannot be reduced based on scheduling. Additionally, a portion of this target deferred tax liability is offset with the Company's pre-Merger deferred tax assets on a combined basis, and as such the portion of deferred tax liability reduced by the Company's pre-Merger deferred tax assets has been charged to income rather than to goodwill.
For the year ended December 31, 2023, the Company recognized a current tax benefit, of $19.0 million. For the year ended December 31, 2022, the Company recognized a current tax benefit for penalty abatements received of $0.6 million. For the year ended December 31, 2021, the Company had recorded a tax expense of $16.0 million, inclusive of penalties and interest of $1.3 million assessed as of December 31, 2021. The following table reconciles the federal statutory income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	2.3%	1.6%	(166.0)%
Permanent items	(1.6)%	(18.6)%	8.3%
Research tax credits	0.6%	(3.2)%	55.0%
Deferred revenue	—%	—%	156.5%
Other	—%	—%	(3.7)%
Change in fair value of forward contract liabilities	(13.2)%	—%	—%
Valuation allowance, net	2.8%	(4.4)%	(230.1)%
Stock-based compensation	(3.9)%	1.8%	(5.2)%
Effective income tax rate	8.0%	(1.8)%	(164.2)%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred Tax Assets
Net operating loss carryforwards	$29,841	$17,015
Research and development credits	5,649	2,806
Stock-based compensation expense	8	5,892
Other expenses	705	1,697
Deferred revenue	84,626	83,417
Operating lease liabilities	2,718	3,186
R&E Capitalization	19,778	9,588
Patent and license costs	9,140	7,472
Gross deferred tax assets	152,465	131,073
Deferred Tax Liabilities
Intangible assets	$(41,144)	$—
Depreciation	(128)	(81)
Operating lease right-of-use assets	(2,751)	(3,174)
Gross deferred tax liabilities	(44,023)	(3,255)
Net deferred tax assets before valuation allowance	108,442	127,818
Valuation allowance	(124,295)	(127,818)
Net deferred tax assets/(liabilities)	$(15,853)	$—
The Company has provided a full valuation allowance against its net deferred tax assets, outside of the indefinite tax liability booked as part of the Merger. The Company believes that it is more likely than not that the net deferred tax assets will not be realized.
Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its net deferred tax assets. The valuation allowance decreased by $3.5 million for the year ended December 31, 2023, primarily as a result of tax benefit booked as part of the Merger. The valuation allowance decreased by $1.5 million for the year ended December 31, 2022, primarily as a result of pre-tax income and credits. As of December 31, 2023, the Company is in the process of winding down operations in Russia and does not expect any tax liability relating to such operations.
At December 31, 2023, the Company has federal net operating loss carryforward of $108.7 million, which can be carried forward indefinitely, subject to an 80% limitation and state net operating loss carryforward of $110.3 million, which will expire at various times through 2043. The Company has $4.9 million and $0.9 million, respectively, of federal and state research and development tax credit carryforwards, which will expire at various times through 2043. Utilization of the NOL carryforwards and research and orphan drug credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state law due to ownership changes that could occur in the future.
These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. If the Company experiences a change of control, as defined by Section 382 of the Code and similar state law, utilization of the NOL carryforwards or research and orphan drug credit carryforwards may be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and orphan drug credit carryforwards before utilization. The Company performed an analysis of ownership changes through December 31, 2023. Based on this analysis, the Company does not believe that any of its tax attributes through December 31, 2023 will expire unutilized due to Section 382 limitations. To the extent the Company enters into future equity transactions, there could be a limitation on the Company’s tax attributes.
The Company applies ASC 740, Income Taxes to uncertain tax positions. As of the adoption date on January 1, 2010 and through December 31, 2023, the Company had no unrecognized tax benefits or related interest and penalties accrued.
During 2023, the Company completed a detailed study of its research and development and orphan drug credits through December 31, 2022. As a result, the Company adjusted its deferred tax asset balances and the impacts are included in the research tax credits and state income taxes - net of federal benefit lines in the effective rate reconciliation above.
The Tax Cuts and Jobs Act requires taxpayers to capitalize and amortize, rather than deduct, research and experimental, or R&E, expenditures under section 174 for tax years beginning after December 31, 2021. These rules became effective for the

Company during the year ended December 31, 2022. As a result, the Company has capitalized R&E costs of $44.7 million and $29.3 million for the years ended December 31, 2023 and December 31, 2022, respectively. The Company will amortize these costs for tax purposes over five years if the R&E was performed in the U.S. and over 15 years if the R&E was performed outside the U.S.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2023, the Company had no accrued interest related to uncertain tax positions.
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

18. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. As of January 2022, all matching contributions vest ratably over two years and participant contributions vest immediately. Contributions by the Company totaled $0.3 million, $0.3 million, and $0.2 million during each of the years ended December 31, 2023, 2022 and 2021, respectively.

19. Commitments and Contingencies
As of December 31, 2023, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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

20. Restructuring
In April 2023, in light of current market conditions, the Board of Directors, took steps to extend the Company's cash runway by pausing further development of SEL-302 for the treatment of MMA, and conducting a targeted headcount reduction. On August 17, 2023, the Company announced additional steps to extend cash runway and maximize value for stockholders by continuing to prioritize development of SEL-212 and support of its collaboration with Astellas for Xork, and pausing further development of all of the Company’s other clinical and preclinical product candidates that it was no longer actively advancing.
As a result of these measures, the Company implemented a restructuring plan resulting in an approximate 79% reduction of the Company's existing headcount by December 31, 2023. The Company recognized restructuring expenses consisting of one-time cash severance payments and other employee-related costs of $6.4 million during the year ended December 31, 2023. Cash payments for employee related restructuring charges of $2.5 million were paid as of December 31, 2023. The Company recorded $5.6 million and $0.8 million based on each employee's role to research and development and general and administrative operating expense categories, respectively, on its consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023.
The following table summarizes the change in the Company's accrued restructuring balance (in thousands):

	Beginning Balance			Ending Balance
	December 31, 2022	Charges	Payments	December 31, 2023
Severance liability	$—	$6,431	$2,535	$3,896

21. Subsequent Events
On February 28, 2024, the Company entered into a lease agreement with 7495 RP, LLC, or the Landlord, pursuant to which it agreed to lease from the Landlord the manufacturing space located at 7495 New Horizon Way, Frederick, Maryland, or the Frederick Lease Agreement. The space consists of 19,199 leasable square feet of integrated manufacturing and office space. The initial term of the Frederick Lease Agreement is expected to commence no later than April 1, 2024, once the Landlord has obtained legal possession of the premises free of the existing tenant and delivered full possession of the premises to the Company, or the Commencement Date. The Frederick Lease Agreement will terminate seven full lease years following the Commencement Date which, assuming a Commencement Date of April 1, 2024, will be May 31, 2031. The Company will have one option to extend the term of the Frederick Lease Agreement for a period of five years. The base rent for the initial term is $0.1 million per month.