Form 10-Q
period 2024-03-31
Cartesian Therapeutics, Inc.
filed 2024-05-08
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 3, 2024, the registrant had 17,796,053 shares of common stock, par value $0.0001 per share, outstanding.

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	5
	Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	5
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months ended March 31, 2024 and 2023	6
	Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months ended March 31, 2024 and 2023	7
	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2024 and 2023	9
	Notes to Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$103,418	$76,911
Accounts receivable	2,006	5,870
Unbilled receivables	2,370	2,981
Prepaid expenses and other current assets	3,315	4,967
Total current assets	111,109	90,729
Non-current assets:
Property and equipment, net	2,402	2,113
Right-of-use asset, net	9,556	10,068
In-process research and development assets	150,600	150,600
Goodwill	48,163	48,163
Long-term restricted cash	1,377	1,377
Investments	2,000	2,000
Total assets	$325,207	$305,050
Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$2,517	$3,150
Accrued expenses and other current liabilities	9,516	15,572
Lease liability	2,229	2,166
Deferred revenue	412	2,311
Warrant liabilities	597	720
Contingent value right liability	21,383	15,983
Forward contract liabilities	—	28,307
Total current liabilities	36,654	68,209
Non-current liabilities:
Lease liability, net of current portion	8,228	8,789
Deferred revenue, net of current portion	—	3,538
Warrant liabilities, net of current portion	4,755	5,674
Contingent value right liability, net of current portion	376,517	342,617
Deferred tax liabilities, net	15,853	15,853
Total liabilities	442,007	444,680
Commitments and contingencies (Note 18)
Series A Preferred Stock, $0.0001 par value; no and 548,375 shares authorized as of March 31, 2024 and December 31, 2023, respectively; no and 435,120.513 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	296,851
Options for Series A Preferred Stock	—	3,703
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 548,375 and no shares authorized as of March 31, 2024 and December 31, 2023, respectively; 534,260.839 and no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Preferred stock, $0.0001 par value; 9,451,625 shares authorized as of March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 5,515,836 and 5,397,597 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	559,275	179,062
Accumulated deficit	(671,471)	(614,647)
Accumulated other comprehensive loss	(4,605)	(4,600)
Total stockholders’ deficit	(116,800)	(440,184)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$325,207	$305,050
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Collaboration and license revenue	$5,840	$5,938
Operating expenses:
Research and development	9,738	18,624
General and administrative	9,450	5,695
Total operating expenses	19,188	24,319
Operating loss	(13,348)	(18,381)
Investment income	1,164	1,331
Foreign currency transaction, net	—	19
Interest expense	—	(808)
Change in fair value of warrant liabilities	1,042	(4,079)
Change in fair value of contingent value right liability	(39,300)	—
Change in fair value of forward contract liabilities	(6,890)	—
Other income, net	508	255
Net loss	$(56,824)	$(21,663)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(5)	(22)
Unrealized gain (loss) on marketable securities	—	11
Total comprehensive loss	$(56,829)	$(21,674)

Net loss per share:
Basic and Diluted	$(10.50)	$(4.24)
Weighted-average common shares outstanding:
Basic and Diluted	5,414,020	5,111,518

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

			Options for Series A							Accumulated
	Series A		Preferred	Series A				Additional		other
	Preferred Stock		Stock	Preferred Stock		Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2023	435,120.513	$296,851	$3,703	—	$—	5,397,597	$1	$179,062	$(614,647)	$(4,600)	$(440,184)
Issuance of Series A Preferred Stock in connection with private placement and settlement of related forward contract	99,140.326	75,197	—	—	—	—	—	—	—	—	—
Transfer of Series A Preferred Stock and options for series A Preferred Stock to permanent equity	(534,260.839)	(372,048)	(3,703)	534,260.839	—	—	—	375,751	—	—	375,751
Issuance of common stock upon exercise of options	—	—	—	—	—	52,558	—	154	—	—	154
Issuance of common stock upon exercise of warrants	—	—	—	—	—	65,681	—	2,877	—	—	2,877
Stock-based compensation expense	—	—	—	—	—	—	—	1,431	—	—	1,431
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	—	—	(56,824)	—	(56,824)
Balance at March 31, 2024	—	$—	$—	534,260.839	$—	5,515,836	$1	$559,275	$(671,471)	$(4,605)	$(116,800)

On April 4, 2024, the Company effected a 1-for-30 reverse split of its issued and outstanding shares of common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, all figures in this Quarterly Report on Form 10-Q relating to shares of the Company’s common stock (such as share amounts, per share amounts, and conversion rates and prices), including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2022	5,101,459	$1	$493,322	$(394,937)	$(4,558)	$93,828
Issuance of common stock under Employee Stock Purchase Plan	3,584	—	149	—	—	149
Issuance of vested restricted stock units	9,226	—	—	—	—	—
Stock-based compensation expense	—	—	2,276	—	—	2,276
Currency translation adjustment	—	—	—	—	(22)	(22)
Unrealized gain on marketable securities	—	—	—	—	11	11
Net loss	—	—	—	(21,663)	—	(21,663)
Balance at March 31, 2023	5,114,269	$1	$495,747	$(416,600)	$(4,569)	$74,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(56,824)	$(21,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	206
Amortization of premiums and discounts on marketable securities	—	(79)
Non-cash lease expense	512	416
Loss on disposal of property and equipment	2	—
Stock-based compensation expense	1,431	2,276
Non-cash interest expense	—	398
Warrant liabilities revaluation	(1,042)	4,079
Contingent value right liability revaluation	39,300	—
Forward contract liabilities revaluation	6,890	—
Changes in operating assets and liabilities:
Accounts receivable	3,864	(243)
Unbilled receivable	611	1,319
Prepaid expenses, deposits and other assets	1,652	(20)
Accounts payable	(633)	747
Deferred revenue	(5,437)	9,158
Accrued expenses and other liabilities	(6,426)	(5,359)
Net cash used in operating activities	(15,917)	(8,765)
Cash flows from investing activities
Proceeds from maturities of marketable securities	—	28,254
Purchases of property and equipment	(602)	(130)
Net cash (used in) provided by investing activities	(602)	28,124
Cash flows from financing activities
Proceeds from exercise of common warrants	2,877	—
Proceeds from issuance of Series A Preferred Stock, gross in private placement	40,000	—
Proceeds from exercise of stock options	154	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	149
Net cash provided by financing activities	43,031	149
Effect of exchange rate changes on cash	(5)	(21)
Net change in cash, cash equivalents, and restricted cash	26,507	19,487
Cash, cash equivalents, and restricted cash at beginning of period	78,288	108,038
Cash, cash equivalents, and restricted cash at end of period	$104,795	$127,525
Supplemental cash flow information
Cash paid for interest	$—	$625
Noncash investing and financing activities
Purchase of property and equipment not yet paid	$—	$48
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
On November 13, 2023, the Company acquired, in accordance with the terms of the Agreement and Plan of Merger, or the Merger Agreement, the assets of the Delaware corporation which, immediately prior to the Merger (as defined below), was known as Cartesian Therapeutics, Inc., or Old Cartesian, as disclosed in Note 3. The transaction was structured as a stock-for-stock transaction pursuant to which all of Old Cartesian’s outstanding shares of capital stock were exchanged based on a fixed exchange ratio for consideration of 224,099 shares of the common stock, par value $0.0001 per share, of the Company and 384,930.724 shares of the newly designated Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series A Preferred Stock. The Series A Preferred Stock is intended to have economic rights similar to the common stock, but with only limited voting rights. Additionally, the Company assumed all outstanding stock options of Old Cartesian. The common stock and Series A Preferred Stock related to the Merger were issued on December 5, 2023. For additional information, see Note 3.
In connection with the Merger, the Company entered into a definitive agreement, or the Securities Purchase Agreement, for a private investment in public equity transaction, or the November 2023 Private Placement, with the Investors (as defined below). The Securities Purchase Agreement provides for the issuance to the Investors of an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of approximately $60.25 million. For additional information, see Note 10.
In connection with the Merger, a contractual contingent value right, or CVR, was distributed to the holders of record of the Company's common stock and 2022 Warrants (as defined below) as of the close of business on December 4, 2023, but was not distributed to holders of shares of common stock or Series A Preferred Stock issued to stockholders of Old Cartesian or the Investors in the transactions. Holders of the CVRs will be entitled to receive certain payments from proceeds received by the Company, if any, related to the disposition or monetization of the Company's legacy assets following the issuance of the CVRs. For additional information, see Note 5.
On March 27, 2024, the Company's stockholders approved the Conversion Proposal (as defined below). For additional information, see Note 10.
Additionally, on March 27, 2024, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation, as amended, or the Charter, to effect a reverse stock split of the Company’s issued and outstanding common stock, at a ratio in the range of 1-for-20 and 1-for-30, with such ratio to be determined at the discretion of the Company’s board of directors, or the Board of Directors. The Board of Directors subsequently approved a final reverse stock split ratio of 1-for-30, and the Company effected the Reverse Stock Split on April 4, 2024. As a result of the Reverse Stock Split, all figures in this Quarterly Report on Form 10-Q relating to shares of the Company’s common stock (such as share amounts, per share amounts, and conversion rates and prices), have been adjusted to reflect the Reverse Stock Split for all periods presented, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options, restricted stock units and warrants were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with their terms. Additionally, the conversion ratio of the Company’s Series A Preferred Stock was proportionally adjusted. Stockholders entitled to fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three months ended March 31, 2024 and 2023 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 7, 2024. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of March 31, 2024, the consolidated results of operations for the three months ended March 31, 2024, and cash flows for the three months ended March 31, 2024. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.
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
As of March 31, 2024, the Company’s cash, cash equivalents, and restricted cash were $104.8 million, of which $1.4 million was restricted cash related to lease commitments and $0.2 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents and restricted cash as of March 31, 2024 will enable it to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. Further, the liability associated with the CVR Agreement (as defined below) will be settled solely through cash flow received under the Company's License and Development Agreement, or as so amended, the Sobi License, with Swedish Orphan Biovitrum AB (publ.), or Sobi, and any other Gross Proceeds (as defined in the CVR Agreement) net of certain agreed deductions. Under the CVR Agreement, 100% of all milestone payments, royalties and other amounts paid to the Company or controlled entities under the Sobi License, and any other Gross Proceeds will be distributed, net of specified deductions, to holders of the CVRs. There is no obligation to the Company to fund any amount related to the CVR liability. See Note 5.
If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates. As of March 31, 2024, the Company had an accumulated deficit of $671.5 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at the Company. Through March 31,

2024, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

2. Summary of Significant Accounting Policies
The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024.
Recent Accounting Pronouncements
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
The Merger Agreement was unanimously approved by the board of directors of Selecta and the board of directors of Old Cartesian. The Merger was consummated substantially concurrently with the entry into the Merger Agreement and was not subject to approval of the Company's stockholders.
Under the terms of the Merger Agreement, following the consummation of the Merger on November 13, 2023, or the Closing Date, in exchange for 100% of the outstanding shares of capital stock of Old Cartesian immediately prior to the effective time of the First Merger, the Company agreed to issue to the stockholders of Old Cartesian (i) 224,099 shares of the Company’s common stock and (ii) 384,930.724 shares of Series A Preferred Stock. The issuance of the shares of common stock and Series A Preferred Stock occurred on December 5, 2023 which was after the December 4, 2023 record date for the distribution of the CVRs (see Note 5); as such, the Old Cartesian stockholders did not have rights as holders of common stock or holders of Series A Preferred Stock until such issuance on December 5, 2023. In addition, all outstanding stock options to purchase Old Cartesian common stock were assumed by the Company and converted into stock options to purchase (i) shares of the Company’s common stock or (ii) shares of the Company’s Series A Preferred Stock on terms substantially identical to those in effect prior to Merger Agreement, except for adjustments to the underlying number of shares and the exercise price based on the Merger Agreement exchange ratio.
Pursuant to the Merger Agreement, the Company agreed to hold a stockholders’ meeting, or the Special Meeting, to submit the following proposals to a vote of its stockholders: (i) the approval of the conversion of shares of Series A Preferred Stock into shares of common stock, or the Conversion Proposal, and (ii) either or both of (A) the approval of an amendment to the Company’s Charter to increase the number of shares of common stock authorized under the Charter and (B) the approval of an amendment to the Charter to effect a reverse stock split of all outstanding shares of common stock, in either case (A) or (B) by a number of authorized shares or at a stock split ratio, as the case may be, sufficient to allow the conversion of all shares of Series A Preferred Stock issued in the Merger. The Special Meeting was held on March 27, 2024 in which the Company’s stockholders approved the Conversion Proposal, among other matters (see Note 10).
The Company concluded the acquisition resulted in the Company obtaining a controlling financial interest in a variable interest entity, or VIE, in accordance with ASC 810, Consolidation, or ASC 810. The Company determined that Old Cartesian was considered to be a VIE as it did not have sufficient equity to finance its activities without additional subordinated financial support. Prior to the Closing Date, the primary source of funding for Old Cartesian had been preferred stock financings. The Company acquired all of the outstanding shares of Old Cartesian and, therefore, is the sole equity holder and primary beneficiary. The Company has the obligation to the absorb the losses and right to receive the benefits of Old Cartesian, and the power to direct the activities that most significantly affect the economic performance of Old Cartesian which the Company considers to be its development activities. Therefore, the Company is the primary beneficiary. Further, the Company concluded the VIE qualified as a business and accounted for the transaction as the acquisition of a business in accordance with ASC 805, Business Combinations, or ASC 805. As the primary beneficiary, the Company was the acquirer in the transaction.
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
The fair value of the in-process research and development, or IPR&D, assets were capitalized as of the Closing Date and will be accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the carrying value of each respective IPR&D asset will be amortized over its estimated useful life. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the Merger is the excess of the fair value of the consideration transferred by the acquirer over the fair value of tangible assets, identifiable intangible assets and assumed liabilities as of the Closing Date and is not deductible for tax purposes. The goodwill balance is primarily attributable to the value of the assembled workforce and deferred tax liabilities associated with the transaction.

The following summarizes the Company’s intangible assets acquired in the Merger (in thousands):

Acquisition Date Fair Value
Descartes-08 for MG	$93,900
Descartes-08 for SLE	56,700
Total in-process research and development assets	$150,600
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
4. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 (in thousands, except share and per-share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss allocable to shares of common stock - basic and diluted	$(56,824)	$(21,663)
Denominator:
Weighted-average common shares outstanding - basic and diluted	5,414,020	5,111,518
Net loss per share:
Basic and Diluted	$(10.50)	$(4.24)

The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Common stock options, restricted stock units and ESPP shares	1,811,636	773,488
Warrants to purchase common stock	975,132	1,040,942
Series A Preferred Stock	17,808,670	—
Series A Preferred Stock options	470,403	—
Total	21,065,841	1,814,430

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$38,672	$38,672	$—	$—
Total assets	$38,672	$38,672	$—	$—

Liabilities:
Warrant liabilities	$5,352	$—	$—	$5,352
Contingent value right liability	$397,900	$—	$—	$397,900
Total liabilities	$403,252	$—	$—	$403,252

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$41,161	$41,161	$—	$—
Total assets	$41,161	$41,161	$—	$—

Liabilities:
Warrant liabilities	$6,394	$—	$—	$6,394
Contingent value right liability	$358,600	$—	$—	$358,600
Forward contract liabilities	$28,307	$—	$28,307	$—
Total liabilities	$393,301	$—	$28,307	$364,994

There were no transfers within the fair value hierarchy during the three months ended March 31, 2024 or year ended December 31, 2023.
Cash, Cash Equivalents, and Restricted Cash
As of March 31, 2024 and December 31, 2023, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of March 31, 2024, the Company had a restricted cash balance relating to a secured letter of credit in connection with its lease for the Company’s prior headquarters. Short-term restricted cash is included within prepaid expenses and other current assets in the consolidated balance sheets. The Company’s consolidated statements of cash flows include the following as of March 31, 2024 and 2023 (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$103,418	$125,925
Short-term restricted cash	—	289
Long-term restricted cash	1,377	1,311
Total cash, cash equivalents, and restricted cash	$104,795	$127,525
Warrants to Purchase Common Stock
In December 2019, the Company issued warrants to purchase common stock in connection with a private placement, or the 2019 Warrants. Pursuant to the terms of the 2019 Warrants, the Company could be required to settle the 2019 Warrants in cash in the event of certain acquisitions of the Company and, as a result, the 2019 Warrants are required to be measured at fair value and reported as a liability on the balance sheet. On December 20, 2022, the Company amended the terms of the outstanding 2019 Warrants held by certain members of the Board of Directors, or the Amended 2019 Warrants, to remove the cash settlement provision. As a result, the Amended 2019 Warrants were remeasured at fair value on December 20, 2022 and reclassified from a liability to equity on the balance sheet. See Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the equity-classified Amended 2019 Warrants.
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
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2019 Warrants liability is as follows:

	March 31,	December 31,
	2024	2023
Risk-free interest rate	5.38%	4.79%
Dividend yield	—	—
Expected life (in years)	0.73	0.98
Expected volatility	96.03%	83.67%
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

	March 31,	December 31,
	2024	2023
Risk-free interest rate	4.40%	4.01%
Dividend yield	—	—
Expected life (in years)	3.03	3.28
Expected volatility	82.72%	84.09%
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 11 to these unaudited consolidated financial statements) for the three months ended March 31, 2024 (in thousands):

Warrant liabilities
Fair value as of December 31, 2023	$6,394
Change in fair value	(1,042)
Fair value as of March 31, 2024	$5,352

Contingent Value Right
On December 6, 2023, as contemplated by the Merger Agreement, the Company entered into a contingent value rights agreement, or the CVR Agreement, pursuant to which each holder of common stock or a 2022 Warrant as of December 4, 2023 was distributed a CVR, issued by the Company for each share of common stock held directly or underlying a 2022 Warrant held by such holder as of December 4, 2023. Holders of warrants other than the 2022 Warrants will be entitled to receive, upon exercise of such warrants and in accordance with the terms of the warrants, one CVR per each share of common stock underlying such warrants.

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
The CVRs represent financial instruments that are accounted for under the fair value option election in ASC 825, Financial Instruments. Under the fair value option election, the CVRs are initially measured at the aggregate estimated fair value of the CVRs and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The liability was recorded at the date of approval, November 13, 2023, as a dividend. The estimated fair value of the CVR liability was determined using a discounted cash flow methodology as of December 31, 2023 and a Monte Carlo simulation model as of March 31, 2024 to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in fair value of the CVR liability are presented in the consolidated statements of operations and comprehensive income (loss). The liability value is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of success, expected volatility of future revenues (Monte Carlo simulation model) and risk-adjustment discount rates (discounted cash flow methodology), which represent a Level 3 measurement within the fair value hierarchy. The significant inputs used to estimate the fair value of the CVR liability, which represented a financial instrument being accounted for under the fair value option, were as follows:

March 31,
2024
Estimated cash flow dates	2024-2038
Estimated probability of success	95.0%
Expected volatility of future revenues	25.0%

December 31,
2023
Estimated cash flow dates	2024 - 2038
Estimated probability of success	95.0%
Risk-adjusted discount rate	13.7%
The following table reflects a roll-forward of fair value for the Company's Level 3 CVR liability for the three months ended March 31, 2024 (in thousands):

CVR liability
Fair value as of December 31, 2023	$358,600
Change in fair value	39,300
Fair value as of March 31, 2024	$397,900
Forward Contract Liabilities
Merger Consideration

In connection with the Merger, the Company entered into a contract for the issuance of 384,930.724 shares of Series A Preferred Stock as part of the consideration transferred. The fair value of the forward contract at the Closing Date was $155.3 million. The non-cash settlement of this liability occurred on December 5, 2023 with the issuance of the Series A Preferred Stock for $261.8 million.
November 2023 Private Placement
The Company entered into a contract for the issuance of 149,330.115 shares of Series A Preferred Stock as part of the November 2023 Private Placement which was settled in multiple tranches. The Company determined the obligation to issue 148,710.488 shares of Series A Preferred Stock to Dr. Timothy A. Springer, a member of the Company’s Board of Directors, and TAS Partners LLC, an affiliate of Dr. Springer, represented a forward contract. See Note 10. The initial fair value of the forward contract liability on November 13, 2023 was insignificant as the fair value of the underlying Series A Preferred Stock was equal to the purchase price of the Series A Preferred Stock as agreed upon in the November 2023 Private Placement. Subsequent measurement of the fair value of the forward contract liability was based on the market price of the Company’s common stock, which represented the redemption and conversion value of the Series A Preferred Stock, less the purchase price, on an as-converted basis. The non-cash settlement of a portion of the liability occurred on December 13, 2023 with the issuance of the first tranche of the Series A Preferred Stock for $14.8 million. The non-cash settlement of the remaining second and third tranches occurred on January 12, 2024 and February 11, 2024, respectively, for a total of $35.2 million.
The following table presents changes in the forward contract liabilities for the periods presented (in thousands):

Forward contract liabilities
Fair value as of December 31, 2023	$28,307
Settlements	(35,197)
Change in fair value	6,890
Fair value as of March 31, 2024	$—
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory equipment	$6,662	$6,280
Computer equipment and software	620	702
Leasehold improvements	61	61
Furniture and fixtures	452	452
Office equipment	196	196
Construction in process	241	150
Total property and equipment	8,232	7,841
Less: Accumulated depreciation	(5,830)	(5,728)
Property and equipment, net	$2,402	$2,113

Depreciation expense was $0.2 million for each of the three months ended March 31, 2024 and 2023.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll and employee related expenses	$1,701	$4,390
Accrued patent fees	1,177	472
Accrued external research and development costs	2,614	4,896
Accrued professional and consulting services	3,055	4,331
Other	380	644
Accrued expenses	$8,927	$14,733

8. Leases
65 Grove Street Lease
In July 2019, the Company entered into a lease with BRE-BMR Grove LLC for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts, or the Watertown Lease. On September 1, 2022, the Company entered into an amendment to the Watertown Lease, or the Lease Agreement Amendment, to expand the Company’s laboratory and office space located at 65 Grove Street, Watertown, Massachusetts by approximately 7,216 square feet. In connection with the Lease Agreement Amendment, the Company secured a letter of credit for the Watertown Lease from Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), or SVB, for $1.6 million as of December 31, 2022.
In May 2023, the Company received notice from BRE-BMR Grove LLC that the requirements to reduce the amount of the letter of credit for the Watertown Lease had been met. In connection therewith, in June 2023, the Company secured a letter of credit from JPMorgan Chase Bank, N.A. for $1.4 million, which is recognized as long-term restricted cash as of March 31, 2024 and December 31, 2023, and renews automatically each year. The $1.6 million letter of credit with SVB was released from restriction and returned to the Company on July 17, 2023, and therefore was reclassified into cash and cash equivalents in the consolidated balance sheets.
On October 6, 2022, the Company entered into a sublease agreement to sublease 7,216 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts. The sublease commenced on October 24, 2022, and the term expired on March 31, 2024. On October 31, 2023, in connection with entering into Amendment No. 1 to the Sobi License as described in Note 13, the Company entered into a sublease agreement with Sobi to sublease approximately 5,600 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts for which Sobi paid $1.0 million upfront rental payment. The sublease commenced on November 6, 2023, when the Company, Sobi, and BRE-BMR Grove LLC, executed a Consent to Sublease. The term of the sublease expires on November 5, 2024 with no option to extend the sublease term. As of March 31, 2024 and December 31, 2023, deferred rent of $0.6 million and $0.8 million is included within accrued expenses and other current liabilities in the consolidated balance sheets. Sublease income is included within other income, net in the consolidated statements of operations and comprehensive income (loss).
During the year ended December 31, 2023, the Company determined that the right-of-use asset related to the operating lease for approximately 7,216 square feet at 65 Grove Street was partially impaired as of November 30, 2023. As a result, the Company recognized a $0.7 million right-of-use asset impairment charge in the fourth quarter of 2023.
704 Quince Orchard Road Leases
In connection with the Merger, the Company acquired two operating leases for office and laboratory space in Gaithersburg, Maryland. The leases expire in January 2027 and do not contain any renewal rights. The discount rate of 11.5% was determined based on the Company’s incremental borrowing rate adjusted for the lease term.
7495 New Horizon Way Lease
On February 28, 2024, the Company entered into a lease agreement with 7495 RP, LLC, or the Landlord, pursuant to which it agreed to lease from the Landlord the manufacturing space located at 7495 New Horizon Way, Frederick, Maryland, or the Frederick Lease Agreement. The space consists of 19,199 leasable square feet of integrated manufacturing and office space. The initial term of the Frederick Lease Agreement is expected to commence once the Landlord has obtained legal possession of the premises free of the existing tenant and delivered full possession of the premises to the Company, or the Commencement Date, which had not occurred as of March 31, 2024. Upon the Commencement Date, which was determined to be May 1, 2024, the Company will assess the classification of the lease and measure the right-of-use asset and lease liability. The Frederick Lease Agreement will terminate approximately seven years following the Commencement Date. The Company will have one option to extend the term of the Frederick Lease Agreement for a period of five years at a cost of 100% of the then-fair market value, not to exceed 103% of the then-current base rent. The base rent for the initial term is $0.1 million per month. The Company paid first month’s rent of $0.1 million upon execution of the Frederick Lease Agreement and paid a cash security deposit of $0.3 million, both of which are classified as prepaid expenses and other current assets on the consolidated balance sheet.

For the three months ended March 31, 2024 and 2023, the components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$775	$696
Variable lease cost	397	142
Short-term lease cost	3	3
Less: Sublease income	(510)	(255)
Total lease cost	$665	$586

The maturity of the Company’s operating lease liabilities as of March 31, 2024 were as follows (in thousands):

March 31,
2024
2024 (remainder)	$2,316
2025	3,164
2026	3,248
2027	3,017
2028	946
Thereafter	—
Total future minimum lease payments	12,691
Less: Imputed interest	2,234
Total operating lease liabilities	$10,457

The supplemental disclosure for the statement of cash flows related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$761	$653

The changes in the Company’s right-of-use assets and lease liabilities for the three months ended March 31, 2024 and 2023 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	March 31,
	2024	2023
Weighted-average remaining lease term	4.0 years	5.1 years
Weighted-average discount rate	9.9%	9.7%

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
During the third quarter of 2023, the Company recorded a loss of $0.7 million on the extinguishment of the 2020 Term Loan, consisting of the prepayment penalty of $0.2 million and the write-off of $0.5 million of unamortized debt issuance costs and venture debt termination fee.
As of March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings.

10. Series A Preferred Stock
The Certificate of Designation of Preferences, Rights, and Limitations of the Series A Non-Voting Convertible Preferred Stock, or the Certificate of Designation, was filed on November 13, 2023, which provided for the designation of shares of the Series A Preferred Stock and authorized the issuance of 548,375 shares of Series A Preferred Stock.
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
In the November 2023 Private Placement, Dr. Timothy A. Springer agreed to settle his purchases in three tranches of shares of Series A Preferred Stock, the first for a purchase price of $10.0 million and each thereafter for a purchase price of approximately $20.0 million, with the three tranches settling 30, 60, and 90 days, respectively, following the Closing Date. TAS Partners LLC agreed to settle its purchase for approximately $10.0 million within 30 days following the Closing Date. The first, second and third tranches were settled on December 13, 2023, January 12, 2024 and February 11, 2024, respectively, under which (i) 24,785.081 shares of Series A Preferred Stock were issued to each of TAS Partners LLC and Dr. Timothy A. Springer in the first tranche, (ii) 49,570.163 shares of Series A Preferred Stock were issued to Dr. Timothy A. Springer in the second tranche, and (iii) 49,570.163 shares of Series A Preferred Stock were issued to Dr. Timothy A. Springer in the third tranche. On November 15, 2023, the Company issued 619.627 shares of Series A Preferred Stock to Seven One Eight Three Four Irrevocable Trust for $0.25 million.
The Company determined the obligation to issue 148,710.488 shares of Series A Preferred Stock to Dr. Springer and TAS Partners LLC represented a forward contract and was accounted for as a liability with changes in fair value recorded in earnings. A portion of the liability was settled with the initial issuance of 49,570.162 shares of Series A Preferred Stock on December 13, 2023. The remaining portion of the forward contract liability was settled upon the issuance of 49,570.163 shares of Series A Preferred Stock each on January 12, 2024 and February 11, 2024, respectively (see Note 5).
On December 5, 2023, the Company issued 384,930.724 shares of Series A Preferred Stock as part of its consideration transferred in connection with the Merger which settled the related forward contract liability (see Note 5).
On March 26, 2024, the Company, with the consent of the requisite holders of Series A Preferred Stock, amended the Certificate of Designation such that the automatic conversion of the Series A Preferred Stock into common stock, or the Automatic Conversion, will occur eight business days following stockholder approval of the Conversion Proposal. Upon such date, each share of Series A Preferred Stock will automatically convert into 33.333 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion; provided, however, that such beneficial ownership limitation does not apply to Dr. Springer, TAS Partners LLC, or any of their respective affiliates. Each share of Series A Preferred Stock outstanding that is not otherwise automatically converted into common stock as a result of the beneficial ownership limitation shall be convertible at any time at the option of the holder following stockholder approval of the Conversion Proposal, only to the extent the beneficial ownership limitation does not apply to the shares of Series A Preferred Stock to be converted.
On March 27, 2024, the Company's stockholders approved the Conversion Proposal, among other matters, at the Special Meeting. As a result of the approval of the Conversion Proposal, all conditions that could have required cash redemption of the Series A Preferred Stock were satisfied. Since the Series A Preferred Stock is no longer redeemable, the associated balances of the Series A Preferred Stock were reclassified from mezzanine equity to permanent equity during the first quarter of 2024.
As of March 31, 2024, the Company had 534,260.839 shares of Series A Preferred Stock issued and outstanding.

On April 8, 2024, pursuant to the terms of the Certificate of Designation, as amended, 367,919.247 shares of Series A Preferred Stock automatically converted into 12,263,951 shares of common stock; 166,341.592 shares of Series A Preferred Stock did not automatically convert due to beneficial ownership limitations. The 166,341.592 shares of Series A Preferred Stock that did not automatically convert are convertible into 5,544,719 shares of common stock. Based on the 17,779,787 shares of common stock outstanding on April 8, 2024, there would be 23,324,506 shares of common stock outstanding if all shares of Series A Preferred Stock converted into common stock on such date.
11. Equity
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
During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company sold no shares of its common stock pursuant to the 2021 Sales Agreement.
Warrants
The following is a summary of warrant activity for the three months ended March 31, 2024:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted-average exercise price
Outstanding at December 31, 2023	74,420	966,393	1,040,813	$45.98
Exercises	(65,681)	—	(65,681)	43.80
Outstanding at March 31, 2024	8,739	966,393	975,132	$46.12
See Note 14 for further discussion on the exercise of the 65,681 warrants. See Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of the terms related to the Company’s warrants.
Reserved Shares
The Company has authorized shares of common stock for future issuance as of March 31, 2024 as follows:

Exercise of warrants	975,132
Shares available for future stock incentive awards	202,875
Unvested restricted stock units	464,018
Outstanding common stock options	1,347,618
Series A Preferred Stock	17,808,670
Outstanding Series A Preferred Stock options	470,403
Total	21,268,716

12. Stock Incentive Plans
The Company maintained the 2008 Stock Incentive Plan, or the 2008 Plan, for employees, consultants, advisors, and directors. The 2008 Plan provided for the granting of incentive and non-qualified stock option and restricted stock awards as determined by the Board of Directors. In connection with the Merger, all outstanding awards issued under the 2008 Plan were cancelled, and the Board of Directors formally terminated the 2008 Plan.
In June 2016, the Company’s stockholders approved the 2016 Incentive Award Plan, or the 2016 Plan, which authorized 40,341 shares of common stock for future issuance under the 2016 Plan and the Company ceased granting awards under the 2008 Plan. Upon the effective date of the 2016 Plan, awards issued under the 2008 Plan remained subject to the terms of the 2008 Plan. Awards granted under the 2008 Plan that expired, lapsed or terminated became available under the 2016 Plan as shares available for future grants.
Additionally, pursuant to the terms of the 2016 Plan, the Board of Directors is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board of Directors or executive officers of the

Company the authority to grant options and restricted stock units. On December 9, 2020, the Board of Directors established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2024, the number of shares of common stock that may be issued under the 2016 Plan was increased by 215,903. As of March 31, 2024, 19,446 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan, was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 39,166 shares of its common stock for issuance. In March 2019, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 66,667 shares of the Company’s common stock for issuance thereunder. In December 2023, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 60,833 shares of the Company’s common stock for issuance thereunder. As of March 31, 2024, there are 113,927 shares available for future grant under the 2018 Inducement Incentive Award Plan.
In accordance with the Merger Agreement, the Company assumed Old Cartesian’s 2016 Stock Incentive Plan, or the Old Cartesian Plan. The Old Cartesian Plan permits the granting of options or restricted stock to employees, officers, directors, consultants and advisors to the Company. The unvested common stock options and Series A Preferred Stock options assumed by the Company in connection with the Merger generally vest over a four-year period. Additionally, the stock options granted have a contractual term of ten years and only full shares can be exercised as per the individual award agreements. As of March 31, 2024, there are 23,707 shares available for future grant under the Old Cartesian Plan.
In connection with the Merger, the outstanding stock options to purchase Old Cartesian common stock were converted into stock options to purchase 776,865 shares of common stock and 14,112.299 shares of Series A Preferred Stock of the Company. These replacement awards were revalued at their acquisition-date fair value and then attributed to pre and post-combination service. This resulted in $2.6 million attributed to post-combination service to be recognized as stock-based compensation expense over the remaining terms of the replacement awards, of which $0.4 million was recognized as research and development expense in the consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2024. Following the Automatic Conversion, the options exercisable for shares of Series A Preferred Stock became exercisable for shares of common stock.
Stock-Based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$712	$1,192
General and administrative	719	1,084
Total stock-based compensation expense	$1,431	$2,276

Stock Options
The estimated grant date fair values of stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.95%	3.95%
Dividend yield	—	—
Expected term (in years)	6.20	5.94
Expected volatility	95.37%	94.64%
Weighted-average fair value of common stock	$19.78	$34.50
The expected term of the Company's stock options granted has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Under the simplified method, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its stock-based awards.

The weighted-average grant date fair value of stock options granted was $15.79 and $26.87 during the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, total unrecognized compensation expense related to unvested common stock options and Series A Preferred Stock options was $8.3 million and $0.8 million, respectively, which is expected to be recognized over a weighted average period of 3.4 years and 1.4 years, respectively.

The following table summarizes the stock option activity under the 2016 Plan, the 2018 Inducement Incentive Award Plan, and Old Cartesian Plan for options for common stock:

			Weighted-average
	Number of		remaining	Aggregate
	common stock	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Outstanding at December 31, 2023	776,865	$2.97	6.50	$13,760
Granted	641,089	$19.78
Exercised	(52,558)	$2.93
Forfeited	(17,778)	$11.46
Outstanding at March 31, 2024	1,347,618	$10.86	7.88	$11,827

Vested at March 31, 2024	583,183	$2.98	5.90	$9,633
Vested and expected to vest at March 31, 2024	1,200,826	$9.77	7.72	$11,827

The following table summarizes the stock option activity under the Old Cartesian Plan for options for Series A Preferred Stock:

	Number of		Weighted-average
	Series A		remaining	Aggregate
	Preferred Stock	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Outstanding at December 31, 2023	14,112.299	$79.94	5.91	$8,601

Outstanding at March 31, 2024	14,112.299	$79.94	5.65	$8,043

Vested at March 31, 2024	11,323.762	$73.14	5.05	$6,530
Vested and expected to vest at March 31, 2024	14,112.299	$79.94	5.65	$8,043
As a result of the approval of the Conversion Proposal on March 27, 2024, all conditions that could have required cash redemption of the Series A Preferred Stock underlying the stock options were satisfied. Since the Series A Preferred Stock is no longer redeemable, the associated balances of the stock options to purchase Series A Preferred Stock were reclassified from mezzanine equity to additional paid-in capital during the first quarter of 2024.
Restricted Stock Units
During the three months ended March 31, 2024, the Company granted 471,104 restricted stock unit awards with a weighted-average fair value of $19.80 per share based on the closing price of the Company’s common stock on the date of grant under the 2016 Plan and the Old Cartesian Plan, which generally vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock unit awards based on historical experience.
Unrecognized compensation expense related to the restricted stock units was $6.5 million as of March 31, 2024, which is expected to be recognized over a weighted-average period of 3.7 years.

The following table summarizes the Company’s restricted stock units under the 2016 Plan, the 2018 Inducement Incentive Award Plan, and the Old Cartesian Plan:

	Number of shares	Weighted-average grant date fair value ($)
Unvested at December 31, 2023	—	$—
Granted	471,104	19.80
Forfeited	(7,086)	19.80
Unvested at March 31, 2024	464,018	$19.80

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 5,769 shares of common stock for future issuance under the ESPP to participating employees. As of March 31, 2024, 45,795 shares remain available for future issuance under the ESPP. In connection with the Merger, the Board of Directors suspended the offerings under the ESPP.
The Company recognized no and less than $0.1 million stock-based compensation expense under the ESPP for the three months ended March 31, 2024 and March 31, 2023, respectively.

13. Revenue Arrangements
Astellas Gene Therapies
In January 2023, the Company entered into a License and Development Agreement, or the Astellas Agreement, with Audentes Therapeutics, Inc., doing business as Astellas Gene Therapies, or Astellas. Under the Astellas Agreement, the Company granted Astellas an exclusive license to the Company’s IdeXork technology arising from Xork (defined below), to develop and commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product. Xork, Genovis’ IgG Protease, is licensed by the Genovis Agreement, as described in Note 15 to these consolidated financial statements. Astellas paid a $10.0 million upfront payment to the Company upon signing of the Astellas Agreement, and the Company is entitled to receive up to $340.0 million in future additional payments over the course of the partnership that are contingent on the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales where Xork is used as a pre-treatment for an Astellas investigational or authorized product. The Company is also eligible for tiered royalty payments ranging from low to high single digits. Any proceeds received from milestone payments or royalties relating to Xork would be required to be distributed to holders of CVRs, net of certain deductions. A more detailed description of the Astellas Agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 14 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
In March 2024, the Company was notified by Astellas of its intention to terminate the Astellas Agreement, effective June 6, 2024.
As of March 31, 2024 and December 31, 2023, the Company recorded $0.4 million and $2.3 million as a short-term contract liability, respectively, and no and $3.5 million long-term contract liability, respectively, representing deferred revenue associated with the Astellas Agreement. As of March 31, 2024 and December 31, 2023, the Company recorded a receivable of $0.4 million and $0.3 million, respectively, representing billings for the Xork Development Services (as defined in the Astellas Agreement) that are subject to reimbursement by Astellas. Revenue of $5.8 million and $0.6 million related to the Astellas Agreement was recognized during the three months ended March 31, 2024 and 2023, respectively, inclusive of $3.2 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the three months ended March 31, 2024.
Takeda Pharmaceuticals USA, Inc.
License and Development Agreement
In October 2021, the Company entered into a License Agreement, or the Takeda Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda. Under the Takeda Agreement, the Company granted Takeda an exclusive license to the Company’s ImmTOR technology initially for two specified disease indications within the field of lysosomal storage disorders. Takeda paid a $3.0 million upfront payment to the Company upon signing of the Takeda Agreement, and the Company was entitled to receive up to $1.124 billion in future additional payments over the course of the partnership that were contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. The Company was also eligible for tiered royalties on future commercial sales of any licensed products. A more detailed description of the Takeda Agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 14 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of both March 31, 2024 and December 31, 2023, the Company recorded no contract liability related to the Takeda Agreement. No revenue related to the Takeda Agreement was recognized during the three months ended March 31, 2024. Revenue of $0.5 million related to the Takeda Agreement was recognized during the three months ended March 31, 2023, all from performance obligations related to prior periods as a result of the change in transaction price.
Swedish Orphan Biovitrum AB (publ.)
License and Development Agreement
In June 2020, the Company and Sobi entered into the Sobi License, which was subsequently amended. Pursuant to the Sobi License, the Company agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. The SEL-212 drug candidate is a pharmaceutical composition containing a combination of SEL-037, or the Compound, and ImmTOR. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay the Company a one-time, upfront payment of $75.0 million. Sobi has also agreed to make milestone payments totaling up to $630.0 million to the Company upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. A more detailed description of the Sobi License and the Company's evaluation of this agreement under ASC 606 can be found in Note 14 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of March 31, 2024 and December 31, 2023, the Company recorded a total outstanding receivable of $0.6 million and $4.6 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Additionally, as of March 31, 2024 and December 31, 2023, the Company recorded a total unbilled receivable of $2.4 million and $3.0 million, respectively, representing revenue earned but not yet billed for the Phase 3 DISSOLVE program. No revenue and revenue of $4.4 million related to the Sobi License was recognized during the three months ended March 31, 2024 and 2023, respectively.
Sarepta Therapeutics, Inc.
Research License and Option Agreement
In June 2020, the Company and Sarepta Therapeutics, Inc., or Sarepta, entered into a Research License and Option Agreement, or the Sarepta Agreement. Pursuant to the Sarepta Agreement, the Company agreed to grant Sarepta a license under the Company’s intellectual property rights covering the Company’s antigen-specific biodegradable nanoparticle encapsulating ImmTOR to research and evaluate ImmTOR in combination with Sarepta’s adeno-associated virus gene therapy technology, or gene editing technology, using viral or non-viral delivery, to treat Duchenne Muscular Dystrophy and certain Limb-Girdle Muscular Dystrophy subtypes, or the Indications. Sarepta initially had an option term of 24 months during which it could opt-in to obtain an exclusive license to further develop and commercialize the product to treat at least one indication, with a potential to extend the option term for an additional fee. The Company agreed to supply ImmTOR to Sarepta for clinical supply on a cost-plus basis under the Sarepta Agreement. A more detailed description of the Sarepta Agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 14 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
On March 13, 2023, the Company was notified by Sarepta that Sarepta would not be exercising its exclusive option under the Sarepta Agreement. Therefore, the remaining deferred revenue balance as of December 31, 2022 of $0.5 million was recognized as revenue during the three months ended March 31, 2023. No revenue related to the Sarepta Agreement was recognized during the three months ended March 31, 2024.

Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.4 million.
Contract Balances from Contracts with Customers
The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2024 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Three Months Ended March 31, 2024
Contract liabilities:
Deferred revenue	$5,849	$—	$(5,437)	$412
Total contract liabilities	$5,849	$—	$(5,437)	$412

14. Related-Party Transactions
November 2023 Securities Purchase Agreement
On November 13, 2023, the Company entered into the Securities Purchase Agreement with (i) Dr. Timothy A. Springer, (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Dr. Murat Kalayoglu, in which the Company agreed to issue and sell an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million (see Note 10). The November 2023 Private Placement includes a delayed settlement mechanism, and as a result, the below issuances and sales to related parties of the Company were made during the three months ended March 31, 2024.

Name	Shares of Series A Preferred Stock purchased	Total aggregate purchase price
Timothy A. Springer, Ph.D.	99,140.326	$40,000,000
Exercise of Amended 2019 Warrants
On March 26, 2024, TAS Partners LLC, an affiliate of Dr. Springer, exercised 65,681 Amended 2019 Warrants, paid the per-share exercise price of $43.80 in cash for an aggregate exercise price of $2.9 million, and received 65,681 shares of common stock and 1,970,443 CVRs.
During the three months ended March 31, 2023, there were no related party transactions.
15. Collaboration and License Agreements
Biogen MA, Inc.
On September 8, 2023, the Company entered into a non-exclusive, sublicensable, worldwide, perpetual patent license agreement, or the Biogen Agreement, with Biogen MA, Inc., or Biogen, to research, develop, make, use, offer, sell and import products or processes containing or using an engineering T-cell modified with an mRNA comprising, or encoding a protein comprising, certain sequences licensed under the Biogen Agreement for the prevention, treatment, palliation and management of autoimmune diseases and disorders, excluding cancers, neoplastic disorders, and paraneoplastic disorders. The Company is not obligated to pay Biogen any expenses, fees, or royalties.
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

National Cancer Institute of the National Institutes of Health
Effective September 16, 2019, the Company entered into a nonexclusive, worldwide license agreement, or the NCI Agreement, with the U.S. Department of Health and Human Services, represented by the National Cancer Institute of the National Institutes of Health, or NCI.
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
Ginkgo Bioworks Holdings, Inc.
Collaboration and License Agreements
On October 25, 2021, the Company entered into a Collaboration and License Agreement, or the First Ginkgo Agreement, with Ginkgo Bioworks Holdings, Inc., or Ginkgo. Under the First Ginkgo Agreement, Ginkgo will design next generation IgA proteases with potentially transformative therapeutic potential. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments for fixed fair values in the form of the Company's common stock, clinical and commercial milestone payments of up to $85.0 million in cash. The First Ginkgo Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808, Collaborative Arrangements, or ASC 808, as the risk and rewards are not shared by both parties. The Company will expense costs related to the First Ginkgo Agreement as incurred until regulatory approval is received in accordance with ASC 730, Research and Development, or ASC 730. The Company is accounting for the contingently issuable shares to be issued in exchange for the license obtained from Ginkgo as a liability classified stock-based compensation arrangement with a non-employee which will be recognized when achievement of the milestones is probable. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Ginkgo tiered royalties ranging from low-single digit to high-single digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.
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
On June 13, 2022, the Company was notified of the achievement of the midpoint of the technical development plan under the First Ginkgo Agreement by Ginkgo. This milestone resulted in the payment of $0.5 million and issuance of 29,761 shares of the Company’s common stock then-valued at $1.0 million to Ginkgo during the year ended December 31, 2022.
On July 19, 2023, the Company and Ginkgo mutually agreed that the completion of the technical development plan’s midpoint task under the Second Ginkgo Agreement had been achieved as of June 30, 2023. This milestone resulted in the payment of $1.0 million and issuance of 44,642 shares of the Company’s common stock then-valued at $1.5 million to Ginkgo during the year ended December 31, 2023.
Genovis AB (publ.)
License Agreement
In October 2021, the Company entered into an Exclusive License Agreement, or the Genovis Agreement, with Genovis AB (publ.), or Genovis. Under the Genovis Agreement, the Company paid to Genovis an upfront payment in exchange for an exclusive license to the Xork enzyme technology across all therapeutic uses in humans, excluding research, preclinical, diagnostic and other potential non-therapeutic applications of the enzyme. Genovis is eligible to earn from the Company development and sales-based milestones and sublicensing fees. The Genovis Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the Genovis Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Genovis tiered royalties of low double digit percentages of worldwide annual net sales of collaboration products which will be expensed as the commercial sales occur.
In February 2023, the Company made a $4.0 million payment to Genovis as a result of the sublicense of Xork to Astellas. See Note 13 to these unaudited consolidated financial statements for further discussion on the Astellas Agreement.
In March 2024, the Company notified Genovis of its intention to terminate the Genovis Agreement effective September 13, 2024.
Cyrus Biotechnology, Inc.
Collaboration and License Agreement
In September 2021, the Company and Cyrus Biotechnology, Inc., or Cyrus, entered into a collaboration and license agreement, or the Cyrus Agreement. Pursuant to the Cyrus Agreement, Cyrus agreed to grant the Company an exclusive, worldwide license to certain intellectual property to form a protein engineering collaboration combining the Company’s ImmTOR platform with Cyrus’ ability to redesign protein therapeutics. The lead program was a proprietary interleukin-2, or IL-2, protein agonist designed to selectively promote expansion of regulatory T cells for treatment of patients with autoimmune diseases and other deleterious immune conditions. In return for the licensed intellectual property, the Company made an upfront payment and was obligated to pay certain discovery, development, and sales-based milestones which could have potentially totaled up to approximately $1.5 billion across multiple programs. The Cyrus Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company expensed costs related to the Cyrus Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company assessed the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, would have amortized these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company was also obligated to pay Cyrus tiered royalties ranging from mid-single digit to low-double digit percentages of annual net sales of collaboration products which would have been expensed as commercial sales occur.
On June 13, 2022, the Company and Cyrus mutually agreed that the preclinical key in-vitro success milestone had been achieved.
In October 2023, the Company notified Cyrus of its termination of the Cyrus Agreement effective December 29, 2023.

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
As of March 31, 2024, no impairment indicators were present and there were no observable price changes. Therefore, the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheets. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.
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
No collaboration expense under the AskBio Collaboration Agreement was recognized during the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company recognized $0.1 million of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of March 31, 2024. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.
16. Income Taxes
As of March 31, 2024, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
17. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. As of January 2022, all matching contributions vest ratably over two years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively.
18. Commitments and Contingencies
As of March 31, 2024, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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

19. Restructuring
In April 2023, in light of current market conditions, the Board of Directors took steps to extend the Company's cash runway by pausing further development of SEL-302 for the treatment of MMA, and conducting a targeted headcount reduction. On August 17, 2023, the Company announced additional steps to extend cash runway and maximize value for stockholders by continuing to prioritize development of SEL-212 and support of its collaboration with Astellas for Xork, and pausing further development of all of the Company’s other clinical and preclinical product candidates that it was no longer actively advancing.
As a result of these measures, the Company implemented a restructuring plan resulting in an approximate 79% reduction of the Company's existing headcount by March 31, 2024. The Company recognized restructuring expenses consisting of one-time cash severance payments and other employee-related costs of $6.4 million for the year ended December 31, 2023 with $5.6 million and $0.8 million recorded to research and development and general and administrative operating expense categories, respectively, on its consolidated statements of operations and comprehensive income (loss) based on each employee's role. Cash payments for employee related restructuring charges of $2.5 million were paid as of December 31, 2023.
For the three months ended March 31, 2024, the Company recorded restructuring expenses consisting of one-time cash severance payments and other employee-related costs of $0.3 million, with $0.2 million and $0.1 million recorded to research and development and general and administrative operating expense categories, respectively, on its consolidated statements of operations and comprehensive income (loss) based on each employee's role. Cash payments for employee related restructuring charges of $3.3 million were paid during the three months ended March 31, 2024.
The following table summarizes the change in the Company's accrued restructuring balance (in thousands):

	Beginning Balance			Ending Balance
	December 31, 2023	Charges	Payments	March 31, 2024
Severance liability	$3,896	$292	$(3,320)	$868
20. Subsequent Events
Reverse Stock Split
On April 4, 2024, the Company implemented the Reverse Stock Split. The Reverse Stock Split became effective at 4:30 p.m. Eastern Time on April 4, 2024. On April 5, 2024, the Company’s common stock began trading on The Nasdaq Global Market on a split-adjusted basis under the symbol “RNAC” with a new CUSIP number, 816212302. As a result of the Reverse Stock Split, every 30 shares of common stock outstanding were combined, automatically and without any action on the part of the Company or its stockholders, into one share of common stock. Stockholders entitled to fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. The Reverse Stock Split did not change the number of authorized shares or par value of the Company’s common or preferred stock.

Series A Preferred Stock Automatic Conversion
The Automatic Conversion of the Series A Preferred Stock occurred on April 8, 2024 at 5:00 p.m. Eastern Time pursuant to the terms of the Certificate of Designation, as amended. As a result, 367,919.247 shares of Series A Preferred Stock automatically converted into 12,263,951 shares of common stock; 166,341.592 shares of Series A Preferred Stock did not automatically convert due to beneficial ownership limitations. The 166,341.592 shares of Series A Preferred Stock that did not automatically convert are convertible into 5,544,719 shares of common stock. Based on the 17,779,787 shares of common stock outstanding on April 8, 2024, there would be 23,324,506 shares of common stock outstanding if all shares of Series A Preferred Stock converted into common stock on such date.
7495 New Horizon Way Lease Amendment
Effective May 7, 2024, the Company and the Landlord entered into a First Amendment to the Frederick Lease Agreement, or the Amendment, providing for the expansion of the premises leased pursuant to the Frederick Lease Agreement by approximately 7,842 square feet. In connection with the expansion of the leased premises, the Company will be obligated to pay $0.3 million in additional annual base rent for the first year of the term, which is subject to an annual upward adjustment of 3% of the then-current rental rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on March 7, 2024. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
We are leveraging our proprietary technology and manufacturing platform, RNA Armory®, to develop mRNA cell therapies for autoimmune diseases across three modalities. Our mRNA CAR-T modality is a personalized approach that collects a patient’s T-cells and uses mRNA to introduce a CAR into the cell. The CAR redirects the T-cells to target and destroy pathogenic self-reactive cells. Our mRNA MSC modality is an allogeneic approach that introduces one or more mRNAs into donor-sourced mesenchymal stem cells, enabling them to produce proteins that target key pathways involved in autoimmunity. These cells are banked and are designed to be administered off-the-shelf to any patient. Our mRNA in situ modality is designed to deliver mRNA into a patient’s lymph node to generate CAR-T cells and other proteins that target autoimmunity.
Merger
On November 13, 2023, the Company (formerly known as Selecta Biosciences, Inc., or Selecta) merged with the private Delaware corporation which, immediately prior to the Merger (as defined below), was known as Cartesian Therapeutics, Inc., or Old Cartesian, in accordance with the terms of an Agreement and Plan of Merger, or the Merger Agreement, by and among
Selecta, Sakura Merger Sub I, Inc., a wholly owned subsidiary of Selecta, or First Merger Sub, Sakura Merger Sub II, LLC, a wholly owned subsidiary of Selecta, or Second Merger Sub, and Old Cartesian. Pursuant to the Merger Agreement, First Merger Sub merged with and into Old Cartesian, pursuant to which Old Cartesian was the surviving corporation and became a wholly owned subsidiary of Selecta, or the First Merger. Immediately following the First Merger, Old Cartesian merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity, or the Second Merger and, together with the First Merger, the Merger. In connection with the Second Merger, Old Cartesian changed its name to Cartesian Bio, LLC. In connection with the Merger and pursuant to the Merger Agreement, the Company changed its corporate name to Cartesian Therapeutics, Inc. See Note 3 of the accompanying notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report for additional information regarding the Merger.

Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants, collaboration and license arrangements and a credit facility. We do not have any products approved for sale and have not generated any product sales.
Except for the year ended December 31, 2022, we have incurred significant operating losses since our inception. We incurred a net loss of $56.8 million and $21.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $671.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
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
Concurrently with the closing of the Merger, we entered into a securities purchase agreement, or the Securities Purchase Agreement, pursuant to which we agreed to issue 149,330.115 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series A Preferred Stock, in exchange for aggregate gross proceeds of $60.25 million, or the November 2023 Private Placement. We granted customary registration rights to investors in connection with the November 2023 Private Placement.
We believe that our existing cash, cash equivalents, and restricted cash as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Collaboration and license revenue
To date, we have not generated any revenue from product sales. Our revenue consists primarily of collaboration and license revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amounts of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For further description of the agreements underlying our collaboration and license revenue, see Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
In June 2020, we and Swedish Orphan Biovitrum AB, or Sobi, entered into a License and Development Agreement, which was amended in October 2023, or, as so amended, the Sobi License. Pursuant to the Sobi License, clinical trial costs incurred to complete development of the product candidate SEL-212, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials for SEL-212, were reimbursed by Sobi. These costs, when reimbursed, were recognized as revenue consistent with the revenue recognition methodology disclosed in Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. The reimbursable costs exclude any costs of additional development activities required that were related to the ImmTOR platform and were unrelated to SEL-212.
In January 2023, we and Audentes Therapeutics, Inc., or Astellas, entered into a License and Development Agreement, or the Astellas Agreement. Pursuant to the Astellas Agreement, Astellas agreed to reimburse us for 25% of all budgeted costs incurred to complete the development of Xork, a bacterial IgG protease licensed from Genovis AB (publ.), or Genovis, for use in Pompe disease with an Astellas gene therapy investigational or authorized product. These costs, when reimbursed, will be recognized as revenue consistent with the revenue recognition methodology disclosed in Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. In March 2024, we were notified by Astellas of its intention to terminate the Astellas Agreement, effective June 6, 2024.
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
Change in fair value of contingent value right liability
The contingent value right, or CVR, liability is remeasured quarterly at fair value, utilizing a Monte Carlo simulation, with the change in fair value recognized as a component of earnings.
Change in fair value of Series A Preferred Stock forward contract liabilities
The forward contract liability associated with the delayed issuance of the Series A Preferred Stock related to the November 2023 Private Placement is remeasured quarterly at fair value, utilizing the market price of our common stock, with the change in fair value recognized as a component of earnings.
Foreign currency transaction gain (loss)
The functional currency of Selecta (RUS) is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of both March 31, 2024 and December 31, 2023, we maintained cash of $0.2 million in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
Collaboration and license revenue
During the three months ended March 31, 2024, we recognized $5.8 million of collaboration and license revenue, compared to $5.9 million for the three months ended March 31, 2023, a decrease of $0.1 million, or 2%. The decrease was primarily due to a decrease of revenue recognized under the Sobi License resulting from both the shipment of clinical supply and the reimbursement of costs incurred for the Phase 3 DISSOLVE clinical program offset by an increase in revenue recognized under the Astellas Agreement.
Research and development expenses
For the three months ended March 31, 2024, our research and development expenses were $9.7 million compared to $18.6 million for the three months ended March 31, 2023, a decrease of $8.9 million, or 48%. The decrease in cost primarily resulted from reductions in expenses incurred for preclinical and clinical programs due to the strategic reprioritization.
General and administrative expenses
For the three months ended March 31, 2024, our general and administrative expenses were $9.5 million compared to $5.7 million for the three months ended March 31, 2023, an increase of $3.8 million, or 66%. The increase in cost was primarily the result of an increase in professional fees incurred in connection with the Merger.
Investment income
Investment income for the three months ended March 31, 2024 was $1.2 million, compared to $1.3 million for the three months ended March 31, 2023. The decrease in investment income was due to decreased investment balance.
Foreign currency transaction gain (loss)
We recognized de minimis foreign currency fluctuations during each of the three months ended March 31, 2024 and 2023.
Interest expense
We recognized no interest expense for the three months ended March 31, 2024, compared to $0.8 million for the three months ended March 31, 2023, representing interest expense and amortization of the carrying costs of our credit facilities that were extinguished during the year ended December 31, 2023.
Change in fair value of warrant liabilities
For the three months ended March 31, 2024, we recognized $1.0 million of income from the decrease in the fair value of warrant liabilities, compared to a $4.1 million charge from the increase in the fair value of warrant liabilities for the three months ended March 31, 2023, a decrease of $5.1 million, or 126%. Fair value of warrant liabilities was determined utilizing the Black-Scholes valuation methodology. The decrease in warrant value was primarily driven by a decrease in the per-share price of our common stock.
Change in fair value of contingent value right liability
For the three months ended March 31, 2024, we recognized $39.3 million of expense associated with the increase in the fair value of the CVR liability. The fair value of the CVR liability as of March 31, 2024 was determined utilizing a Monte Carlo simulation model. The increase in the fair value of CVR liability was primarily driven by the passage of time since December 31, 2023. There was no CVR liability prior to the Merger and as such, no change in the fair value of the CVR liability is reflected in our unaudited consolidated financial statements for the three months ended March 31, 2023.
Change in fair value of Series A Preferred Stock forward contract liabilities
For the three months ended March 31, 2024, we recognized $6.9 million of expense associated with the increase in the fair value of Series A Preferred Stock forward contract liabilities. The increase in Series A Preferred Stock value was primarily driven by an increase in the per-share price of our common stock since December 31, 2023 through settlement. The remaining Series A Preferred Stock forward contract liability was settled during the three months ended March 31, 2024. There was no Series A Preferred Stock forward contract liability prior to the Merger and as such, no change in the fair value of the Series A Preferred Stock forward contract liability is reflected in our unaudited consolidated financial statements for the three months ended March 31, 2023.
Other income, net

During the three months ended March 31, 2024, we recognized other income, net of $0.5 million, compared to $0.3 million for the three months ended March 31, 2023, an increase of $0.2 million, or 99%. The increase was primarily driven by sublease income.
Net loss
Net loss for the three months ended March 31, 2024 was $56.8 million as compared to net loss of $21.7 million for the three months ended March 31, 2023, a decrease of $35.1 million or 162%. The change was primarily due to expenses associated with the change in the fair value of the CVR liability and Series A Preferred Stock forward contract liability and increased general and administrative expenses, partially offset by decreased research and development expenses and income associated with the change in the fair value of the warrant liabilities.

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
As of March 31, 2024, our cash, cash equivalents, and restricted cash were $104.8 million, of which $1.4 million was restricted cash related to lease commitments and $0.2 million was held by our Russian subsidiary designated solely for use in its operations.
In addition to our existing cash equivalents, we from time to time have received and may receive in the future research and development funding pursuant to our collaboration and license agreements. Currently, funding from payments under our collaboration agreements represent our only source of committed external funds.
The liability associated with the contingent value rights agreement, or CVR Agreement, entered into on December 6, 2023, will be settled solely through cash flow received under the Sobi License and any other Gross Proceeds (as such term is defined in the CVR Agreement) net of certain agreed deductions. Under the CVR Agreement, 100% of all milestone payments, royalties, and other amounts paid to us or our controlled entities under the Sobi License, and any other Gross Proceeds, in each case net of certain agreed deductions, will be distributed to holders of the CVRs. There is no contractual obligation for us to fund any amount related to the CVR liability.
Collaboration and License Agreements
In-licenses
In September 2023, we entered into a non-exclusive, sublicensable, worldwide, perpetual patent license agreement, or the Biogen Agreement, with Biogen MA, Inc., or Biogen, to research, develop, make, use, offer, sell and import products or processes containing or using an engineering T-cell modified with an mRNA comprising, or encoding a protein comprising, certain sequences licensed under the Biogen Agreement for the prevention, treatment, palliation and management of autoimmune diseases and disorders, excluding cancers, neoplastic disorders, and paraneoplastic disorders. We are not obligated to pay Biogen any expenses, fees, or royalties. For further description of the Biogen Agreement, see Note 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Effective September 2019, we entered into a nonexclusive, worldwide license agreement, or the NCI Agreement, with the U.S. Department of Health and Human Services, represented by the National Cancer Institute of the National Institutes of Health, or NCI. Under the NCI Agreement, we were granted a license under certain NCI patents and patent applications designated in the agreement, to make, use, sell, offer and import products and processes within the scope of the patents and applications licensed under the NCI Agreement when developing and manufacturing anti-BCMA CAR-T cell products for the treatment of MG, pemphigus vulgaris, and immune thrombocytopenic purpura according to methods designated in the NCI Agreement. In connection with our entry into the NCI Agreement, we paid to NCI a one-time $0.1 million license royalty payment. Under the NCI Agreement, we are further required to pay NCI a low five-digit annual royalty. We must also pay earned royalties on net sales in a low single-digit percentage and pay up to $0.8 million in benchmark royalties upon our achievement of designated benchmarks that are based on the commercial development plan agreed between the parties. For further description of the NCI Agreement, see Note 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
In October 2021, we and Ginkgo Bioworks Holdings, Inc., or Ginkgo, entered into a Collaboration and License Agreement, or the First Ginkgo Agreement, and paid Ginkgo a $0.5 million one-time upfront payment. In June 2022, we paid $0.5 million and issued 29,761 shares of our common stock then-valued at $1.0 million to Ginkgo for the achievement of certain preclinical milestones under the First Ginkgo Agreement. In January 2022, we entered into a Collaboration and License Agreement, or the Second Ginkgo Agreement, and paid Ginkgo a $1.5 million one-time upfront payment. In July 2023, we paid $1.0 million and issued 44,642 shares of our common stock then-valued at $1.5 million to Ginkgo for the achievement of certain preclinical milestones under the Second Ginkgo Agreement. For further description of the First Ginkgo Agreement and the Second Ginkgo Agreement, see Note 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Additionally, in October 2021, we entered into an Exclusive License Agreement with Genovis, or the Genovis Agreement, and paid Genovis a $4.0 million one-time upfront payment. In February 2023, as a result of the sublicense of Xork to Astellas, we made a $4.0 million payment to Genovis. In March 2024, we informed Genovis of our intent to terminate the Genovis Agreement, effective September 13, 2024. For further description of the Genovis Agreement, see Note 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
On September 7, 2021, we entered into a Collaboration and License Agreement, or the Cyrus Agreement, with Cyrus Biotechnology, Inc., or Cyrus, and purchased 2,326,934 shares of Cyrus’ Series B Preferred Stock, par value $0.0001 per share at a purchase price of $0.8595 per share for an aggregate purchase price of $2.0 million. In October 2023, we notified Cyrus of our termination of the Cyrus Agreement, effective December 29, 2023. For further description of the Cyrus Agreement, see Note 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Out-licenses
In January 2023, we entered into the Astellas Agreement with Astellas. Under this agreement, Astellas obtained the sole and exclusive right to commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product, with a current focus on AT845. In connection with entry into this agreement, we received a $10 million upfront payment and are eligible to receive $340.0 million for certain additional development and commercial milestones plus royalties on any potential commercial sales where Xork is used as a pre-treatment for AT845. As a result of the sublicense of Xork to Astellas, we made a $4.0 million payment to Genovis in February 2023. In March 2024, we were notified by Astellas of their intention to terminate the Astellas Agreement, effective June 6, 2024. For further description of the Astellas Agreement, see Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
On October 1, 2021, we entered into a License Agreement, or the Takeda Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda. We received a $3.0 million upfront payment and were entitled to receive up to $1.124 billion in future additional payments over the course of the partnership that were contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. The Takeda Agreement was terminated effective July 25, 2023. For further description of the Takeda Agreement, see Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
In June 2020, we entered into the Sobi License. Sobi paid us a one-time, upfront payment of $75 million, and upon the closing of a private placement of our common stock to Sobi at a price of $138.468 per share, we received an additional $25 million from Sobi. We are eligible to receive $630 million in milestone payments upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Sobi has agreed to fund the Phase 3 clinical program of SEL-212, which commenced in September 2020. In July 2022, we received $10.0 million for the completion of the enrollment of the DISSOLVE II trial. Proceeds from milestone payments and royalties on sales of SEL-212, if any, are required to be distributed, net of certain agreed deductions, to holders of the CVRs. For further description of the Sobi License, see Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Additionally, in June 2020, we and Sarepta Therapeutics, Inc., or Sarepta, entered into a Research License and Option Agreement, or the Sarepta Agreement. Sarepta paid us a $2.0 million upfront payment upon closing and $3.0 million for the achievement of certain pre-clinical milestones in June 2021. In August 2022, we received a payment of $2.0 million in exchange for a nine-month extension to Sarepta's options to both Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies and a payment of $4.0 million for the achievement of certain non-clinical milestones. In March 2023, we were notified by Sarepta that Sarepta would not be exercising its exclusive option under the Sarepta Agreement. The Sarepta Agreement terminated upon the expiration of the option in March 2023. For further description of the Sarepta Agreement, see Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Financings
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

During the three months ended March 31, 2024 and the year ended December 31, 2023, we sold no shares of our common stock pursuant to the 2021 Sales Agreement. During the year ended December 31, 2022, we sold 25,818 shares of our common stock pursuant to the 2021 Sales Agreement for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
On November 13, 2023, we entered into the Securities Purchase Agreement with (i) Dr. Timothy A. Springer, a member of our Board of Directors; (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Dr. Murat Kalayoglu, a co-founder and the former chief executive officer of Old Cartesian, who joined our Board of Directors effective immediately after the effective time of the Merger, providing for the November 2023 Private Placement. In the November 2023 Private Placement, we issued and sold an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million, of which 50,189.789 shares of Series A Preferred Stock were issued and sold in the year ended December 31, 2023 for gross proceeds of $20.25 million, and 99,140.326 shares of Series A Preferred Stock were issued and sold during the three months ended March 31, 2024 for gross proceeds of $40.0 million.
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
As of March 31, 2024, we had an accumulated deficit of $671.5 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, and restricted cash as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates.
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
Summary of Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash (used in) and provided by:
Operating activities	$(15,917)	$(8,765)
Investing activities	(602)	28,124
Financing activities	43,031	149
Effect of exchange rate changes on cash	(5)	(21)
Net change in cash, cash equivalents, and restricted cash	$26,507	$19,487
Operating activities
Net cash used in operating activities for the three months ended March 31, 2024 was $15.9 million compared to $8.8 million for the three months ended March 31, 2023. The increase in net cash used in operating activities of $7.1 million was primarily due to $9.5 million of net loss, adjusted for non-cash items, and approximately $6.4 million cash used in changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2024 was $0.6 million compared to net cash provided by investing activities of $28.1 million for the three months ended March 31, 2023, a decrease of $28.7 million. The net cash used in investing activities for the three months ended March 31, 2024 consisted primarily of purchases of property and equipment. The net cash provided by investing activities for the three months ended March 31, 2023 was primarily proceeds from the maturities of marketable securities offset by purchases of property and equipment.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $43.0 million compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2023, an increase of $42.9 million. The net cash provided by financing activities in the three months ended March 31, 2024 was primarily the result of proceeds of the November 2023 Private Placement. The net cash provided by financing activities in the three months ended March 31, 2023 was primarily the result of proceeds from issuance of common stock under the 2016 Employee Stock Purchase Plan
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents, and restricted cash of $104.8 million and $78.3 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current policy to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024 because of the material weakness in internal control over financial reporting discussed below.
Material Weakness
As a result of its review of the internal control procedures for the year ended December 31, 2023, management identified a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. There are no material accounting errors or omissions within the consolidated financial statements as a result of this material weakness. Management concluded that it did not design and implement effective internal controls specifically related to the documentation of the assumptions supporting the valuation of the in-process intangible assets in connection with the Old Cartesian material business combination and the initial and ongoing contingent value right obligation issued at the time to legacy Selecta stockholders. This includes a lack of sufficient documentation to provide evidence of the associated management review controls.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 7, 2024, Justin Sloan, a purported stockholder of our Company, filed a putative class action on behalf of himself and similarly situated stockholders of our Company against us and members of our Board of Directors in the Court of Chancery of the State of Delaware, titled Sloan v. Barabe, et al., No. 2024-0105. The complaint alleges that the individual defendants breached their fiduciary duties by failing to disclose purportedly material information to our stockholders in our Preliminary Proxy Statement filed on January 31, 2024 in connection with the solicitation of stockholder approval of the Conversion Proposal. The complaint seeks a temporary injunction against the stockholder vote on the Conversion Proposal, compensatory damages, pre- and post-judgment interest, and attorneys’ fees and costs. At a telephonic hearing on February 28, 2024, the Court denied the Plaintiff’s motion to expedite the proceedings, rejecting Plaintiff's argument that the lawsuit raised colorable disclosure claims warranting expedited treatment. The action was subsequently dismissed on March 13, 2024.
On February 21, 2024, Paul Wymer, a purported stockholder of our Company, filed an action against us and members of our Board of Directors in the U.S. District Court for the Southern District of New York, titled Wymer v. Cartesian Therapeutics, Inc., et al., No. 24-cv-01288. The complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act by failing to disclose purportedly material information to our stockholders in our Preliminary and Definitive Proxy Statements filed on January 31, 2024, and February 14, 2024, respectively, in connection with the solicitation of stockholder approval of the Conversion Proposal. The complaint seeks injunctive relief enjoining or rescinding the Merger, issuance of an amended proxy statement, and attorneys' fees and costs. This action was voluntarily dismissed on March 11, 2024.

Item 1A. Risk Factors
See the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the quarter ended March 31, 2024, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Cartesian securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.
Effective May 7, 2024, the Company and the Landlord entered into the Amendment providing for the expansion of the premises leased pursuant to the Frederick Lease Agreement by approximately 7,842 square feet. In connection with the expansion of the leased premises, the Company will be obligated to pay $0.3 million in additional annual base rent for the first year of the term, which is subject to an annual upward adjustment of 3% of the then-current rental rate.

Item 6.  Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated November 13, 2023, by and among Selecta Biosciences, Inc., Sakura Merger Sub I, Inc., Sakura Merger Sub II, LLC, and Cartesian Therapeutics, Inc.	8-K	001-37798	2.1	11/13/2023
3.1(a)	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated June 21, 2022	8-K	001-37798	3.1	6/21/2022
3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated November 13, 2023	8-K	001-37798	3.3	11/13/2023
3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Cartesian Therapeutics, Inc., dated March 28, 2024.	8-K	001-37798	3.2	3/28/2024
3.2	Amended and Restated By-laws of Cartesian Therapeutics, Inc.	8-K	001-37798	3.2	11/13/2023
4.1(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-37798	3.4	11/13/2023
4.1(b)	Certificate of Amendment to the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, dated March 26, 2024.	8-K	001-37798	3.1	3/28/2024
10.1#	Employment Agreement, dated as of March 26, 2024, by and between the Registrant and Christopher Jewell, Ph.D.	8-K	001-37798	10.1	4/1/2024
10.2#	Employment Agreement, dated as of March 28, 2024, by and between the Registrant and Metin Kurtoglu, M.D., Ph.D.	8-K	001-37798	10.2	4/1/2024
10.3(a)†	Lease Agreement by and between 7495 RP, LLC and Cartesian Therapeutics, Inc. dated February 28, 2024	10-K	001-37798	10.12	3/7/2024
10.3(b)†	First Amendment to Lease Agreement by and between 7495 RP, LLC and Cartesian Therapeutics, Inc. dated May 7, 2024	-	-	-	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith
* Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
# Management contract or compensatory plan or arrangement.
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

CARTESIAN THERAPEUTICS, INC.

Date: May 8, 2024	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Blaine Davis
Blaine Davis
Chief Financial Officer
(Principal Financial Officer)