Form 10-Q
period 2024-06-30
Cartesian Therapeutics, Inc.
filed 2024-08-08
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2024, the registrant had 21,382,485 shares of common stock, par value $0.0001 per share, outstanding.

2

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
•our preclinical and clinical development activities;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$87,227	$76,911
Accounts receivable	32,039	5,870
Unbilled receivables	3,472	2,981
Prepaid expenses and other current assets	2,044	4,967
Total current assets	124,782	90,729
Non-current assets:
Property and equipment, net	6,672	2,113
Right-of-use asset, net	13,852	10,068
In-process research and development assets	150,600	150,600
Goodwill	48,163	48,163
Long-term restricted cash	1,669	1,377
Investments	2,000	2,000
Total assets	$347,738	$305,050
Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$2,862	$3,150
Accrued expenses and other current liabilities	10,954	15,572
Lease liability	2,523	2,166
Deferred revenue	—	2,311
Warrant liabilities	1,205	720
Contingent value right liability	8,571	15,983
Forward contract liabilities	—	28,307
Total current liabilities	26,115	68,209
Non-current liabilities:
Lease liability, net of current portion	12,344	8,789
Deferred revenue, net of current portion	—	3,538
Warrant liabilities, net of current portion	8,055	5,674
Contingent value right liability, net of current portion	386,829	342,617
Deferred tax liabilities, net	15,853	15,853
Total liabilities	449,196	444,680
Commitments and contingencies (Note 18)
Series A Preferred Stock, $0.0001 par value; no and 548,375 shares authorized as of June 30, 2024 and December 31, 2023, respectively; no and 435,120.513 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	296,851
Options for Series A Preferred Stock	—	3,703
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 180,455.753 and no shares authorized as of June 30, 2024 and December 31, 2023, respectively; 166,341.592 and no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Preferred stock, $0.0001 par value; 9,819,544.247 and 9,451,625 shares authorized as of June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 17,816,238 and 5,397,597 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	1
Additional paid-in capital	560,766	179,062
Accumulated deficit	(657,635)	(614,647)
Accumulated other comprehensive loss	(4,591)	(4,600)
Total stockholders’ deficit	(101,458)	(440,184)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$347,738	$305,050
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Collaboration and license revenue	$33,271	$5,249	$39,111	$11,187
Grant revenue	174	—	174	—
Total revenue	33,445	5,249	39,285	11,187
Operating expenses:
Research and development	12,661	17,782	22,399	36,406
General and administrative	7,027	6,105	16,477	11,800
Total operating expenses	19,688	23,887	38,876	48,206
Operating income (loss)	13,757	(18,638)	409	(37,019)
Investment income	1,195	1,394	2,359	2,725
Foreign currency transaction, net	—	23	—	42
Interest expense	—	(752)	—	(1,560)
Change in fair value of warrant liabilities	(3,908)	6,341	(2,866)	2,262
Change in fair value of contingent value right liability	2,500	—	(36,800)	—
Change in fair value of forward contract liabilities	—	—	(6,890)	—
Other income, net	292	245	800	500
Net income (loss)	$13,836	$(11,387)	$(42,988)	$(33,050)

Other comprehensive income (loss):
Foreign currency translation adjustment	14	(27)	9	(49)
Unrealized gain on marketable securities	—	—	—	11
Total comprehensive income (loss)	$13,850	$(11,414)	$(42,979)	$(33,088)

Net income (loss)	13,836	(11,387)	(42,988)	(33,050)
Less: Undistributed earnings allocable to participating securities	(4,208)	—	—	—
Net income (loss) allocable to shares of common stock - basic and diluted	9,628	(11,387)	(42,988)	(33,050)
Net income (loss) per share allocable to common stockholders:
Basic	$0.58	$(2.23)	$(3.88)	$(6.46)
Diluted	$0.54	$(2.23)	$(3.88)	$(6.46)
Weighted-average common shares outstanding:
Basic	16,723,479	5,114,747	11,068,749	5,113,213
Diluted	17,791,143	5,114,747	11,068,749	5,113,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

			Options for Series A							Accumulated
	Series A		Preferred	Series A				Additional		other
	Preferred Stock		Stock	Preferred Stock		Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	equity (deficit)
Balance at December 31, 2023	435,120.513	$296,851	$3,703	—	$—	5,397,597	$1	$179,062	$(614,647)	$(4,600)	$(440,184)
Issuance of Series A Preferred Stock in connection with private placement and settlement of related forward contract	99,140.326	75,197	—	—	—	—	—	—	—	—	—
Transfer of Series A Preferred Stock and options for Series A Preferred Stock to permanent equity	(534,260.839)	(372,048)	(3,703)	534,260.839	—	—	—	375,751	—	—	375,751
Issuance of common stock upon exercise of options	—	—	—	—	—	52,558	—	154	—	—	154
Issuance of common stock upon exercise of warrants	—	—	—	—	—	65,681	—	2,877	—	—	2,877
Stock-based compensation expense	—	—	—	—	—	—	—	1,431	—	—	1,431
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	—	—	(56,824)	—	(56,824)
Balance at March 31, 2024	—	$—	$—	534,260.839	$—	5,515,836	$1	$559,275	$(671,471)	$(4,605)	$(116,800)
Conversion of Series A Preferred Stock to common stock	—	—	—	(367,919.247)	—	12,263,951	1	(1)	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	36,451	—	120	—	—	120
Equity offering costs	—	—	—	—	—	—	—	(219)	—	—	(219)
Stock-based compensation expense	—	—	—	—	—	—	—	1,591	—	—	1,591
Currency translation adjustment	—	—	—	—	—	—	—	—	—	14	14
Net income	—	—	—	—	—	—	—	—	13,836	—	13,836
Balance at June 30, 2024	—	$—	$—	166,341.592	$—	17,816,238	$2	$560,766	$(657,635)	$(4,591)	$(101,458)

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

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	capital	deficit	loss	equity (deficit)
Balance at December 31, 2022	5,101,459	$1	$493,322	$(394,937)	$(4,558)	$93,828
Issuance of common stock under Employee Stock Purchase Plan	3,584	—	149	—	—	149
Issuance of vested restricted stock units	9,226	—	—	—	—	—
Stock-based compensation expense	—	—	2,276	—	—	2,276
Currency translation adjustment	—	—	—	—	(22)	(22)
Unrealized gain on marketable securities	—	—	—	—	11	11
Net loss	—	—	—	(21,663)	—	(21,663)
Balance at March 31, 2023	5,114,269	$1	$495,747	$(416,600)	$(4,569)	$74,579
Issuance of vested restricted stock units	20	—	—	—	—	—
Stock-based compensation expense	—	—	2,283	—	—	2,283
Currency translation adjustment	—	—	—	—	(27)	(27)
Net loss	—	—	—	(11,387)	—	(11,387)
Balance at June 30, 2023	5,114,289	$1	$498,030	$(427,987)	$(4,596)	$65,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(42,988)	$(33,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379	382
Amortization of premiums and discounts on marketable securities	—	(79)
Non-cash lease expense	1,113	842
Loss on disposal of property and equipment	2	—
Stock-based compensation expense	3,022	6,059
Non-cash interest expense	—	533
Warrant liabilities revaluation	2,866	(2,262)
Contingent value right liability revaluation	36,800	—
Forward contract liabilities revaluation	6,890	—
Changes in operating assets and liabilities:
Accounts receivable	(26,169)	1,211
Unbilled receivable	(491)	2,107
Prepaid expenses, deposits and other assets	2,848	815
Accounts payable	(290)	(49)
Deferred revenue	(5,849)	8,504
Accrued expenses and other liabilities	(8,496)	(3,673)
Net cash used in operating activities	(30,363)	(18,660)
Cash flows from investing activities
Proceeds from maturities of marketable securities	—	28,254
Purchases of property and equipment	(2,189)	(142)
Net cash (used in) provided by investing activities	(2,189)	28,112
Cash flows from financing activities
Repayments of principal, final payment fee, and prepayment penalty on debt	—	(2,586)
Proceeds from exercise of common warrants	2,877	—
Proceeds from issuance of Series A Preferred Stock, gross in private placement	40,000	—
Proceeds from exercise of stock options	274	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	149
Net cash provided by (used in) financing activities	43,151	(2,437)
Effect of exchange rate changes on cash	9	(49)
Net change in cash, cash equivalents, and restricted cash	10,608	6,966
Cash, cash equivalents, and restricted cash at beginning of period	78,288	108,038
Cash, cash equivalents, and restricted cash at end of period	$88,896	$115,004
Supplemental cash flow information
Cash paid for interest	$—	$1,242
Noncash investing and financing activities
Stock-based compensation expense in accrued liabilities	$—	$1,500
Purchase of property and equipment not yet paid	$2,879	$48
Equity offering costs in accrued liabilities	$219	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
Cartesian Therapeutics, Inc., or the Company (formerly known as Selecta Biosciences, Inc., or Selecta), was incorporated in Delaware on December 10, 2007, and is headquartered in Gaithersburg, Maryland. The Company is a clinical-stage biotechnology company developing mRNA cell therapies for the treatment of autoimmune diseases leveraging its proprietary technology and manufacturing platform to introduce one or more mRNA molecules into cells to enhance their function. The Company believes its mRNA cell therapies have the potential to deliver deep, durable clinical benefit to a broad group of patients with autoimmune diseases because they can be administered over a short period of time, in an outpatient setting, and without pre-treatment chemotherapy.
On November 13, 2023, the Company acquired, in accordance with the terms of the Agreement and Plan of Merger, or the Merger Agreement, the assets of the Delaware corporation which, immediately prior to the Merger (as defined below), was known as Cartesian Therapeutics, Inc., or Old Cartesian, as disclosed in Note 3. The transaction was structured as a stock-for-stock transaction pursuant to which all of Old Cartesian’s outstanding shares of capital stock were exchanged based on a fixed exchange ratio for consideration of 224,099 shares of the common stock, par value $0.0001 per share, of the Company, or the common stock, and 384,930.724 shares of the newly designated Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series A Preferred Stock. The Series A Preferred Stock is intended to have economic rights similar to the common stock, but with only limited voting rights. Additionally, the Company assumed all outstanding stock options of Old Cartesian. The common stock and Series A Preferred Stock related to the Merger were issued on December 5, 2023. For additional information, see Note 3.
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
On March 27, 2024, the Company’s stockholders approved the Conversion Proposal (as defined below). For additional information, see Note 10.
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
On July 2, 2024, the Company entered into a securities purchase agreement, or the July 2024 Purchase Agreement, for a private investment in public equity financing, or the July 2024 Private Placement, which provides for the issuance of 3,563,247 shares of common stock and 2,937,903 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series B Preferred Stock, each at a purchase price of $20.00 per share. The July 2024 Private Placement resulted in gross proceeds of approximately $130.0 million before deducting placement agent fees and other offering expenses. For additional information, see Note 20.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 7, 2024. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of June 30, 2024, the consolidated results of operations for the three and six months ended June 30, 2024, and cash flows for the six months ended June 30, 2024. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.
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
As of June 30, 2024, the Company’s cash, cash equivalents, and restricted cash were $88.9 million, of which $1.7 million was restricted cash related to lease commitments and $0.2 million was held by its Russian subsidiary designated solely for use in its operations. The Company believes the cash, cash equivalents and restricted cash as of June 30, 2024, combined with net proceeds of $124.4 million from the July 2024 Private Placement received subsequent to June 30, 2024, will enable it to fund its current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any collaboration milestones will be achieved or that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. Further, the liability associated with the CVR Agreement (as defined below) will be settled solely through cash flow received under the Company's License and Development Agreement, or as so amended, the Sobi License, with Swedish Orphan Biovitrum AB (publ.), or Sobi, and any other Gross Proceeds (as defined in the CVR Agreement) net of certain agreed deductions. Under the CVR Agreement, 100% of all milestone payments, royalties and other amounts paid to the Company or controlled entities under the Sobi License, and any other Gross Proceeds will be distributed, net of specified deductions, to holders of the CVRs. There is no obligation to the Company to fund any amount related to the CVR liability. See Note 5.

If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates. As of June 30, 2024, the Company had an accumulated deficit of $657.6 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at the Company. Through June 30, 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
2. Summary of Significant Accounting Policies
The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024, except as noted below.
Grant Revenue
The Company has contracts with government-sponsored organizations for research and development related activities that provide for payments for reimbursable costs. The Company recognizes grant revenue from these contracts as it performs services under these arrangements when the funding is committed. Expenses associated with these contracts are recognized when incurred as research and development expense. Grant revenue and related expenses are presented gross in the consolidated statements of operations and comprehensive income (loss) as the Company has determined it is the primary obligor under the arrangements relative to the research and development services it performs as lead technical expert. Amounts incurred that are subject to reimbursement from the sponsor are recorded as accounts receivable on the consolidated balance sheets.
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
The Company concluded the acquisition resulted in the Company obtaining a controlling financial interest in a variable interest entity, or VIE, in accordance with ASC 810, Consolidation, or ASC 810. The Company determined that Old Cartesian was considered to be a VIE as it did not have sufficient equity to finance its activities without additional subordinated financial support. Prior to the Closing Date, the primary source of funding for Old Cartesian had been preferred stock financings. The Company acquired all of the outstanding shares of Old Cartesian and, therefore, is the sole equity holder and primary beneficiary. The Company has the obligation to absorb the losses and right to receive the benefits of Old Cartesian, and the power to direct the activities that most significantly affect the economic performance of Old Cartesian which the Company considers to be its development activities. Therefore, the Company is the primary beneficiary. Further, the Company concluded the VIE qualified as a business and accounted for the transaction as the acquisition of a business in accordance with ASC 805, Business Combinations, or ASC 805. As the primary beneficiary, the Company was the acquirer in the transaction.
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
The Company recorded the assets acquired and liabilities assumed as of the Closing Date based on the information available at that date. The following table presents the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Closing Date (in thousands):

Assets acquired:	As of November 13, 2023
Cash and cash equivalents	$6,561
Prepaid expenses and other current assets	309
Property and equipment, net	215
Right-of-use asset, net	915
In-process research and development assets	150,600
Goodwill	48,163
$206,763
Liabilities assumed
Accrued expenses and other current liabilities	$2,530
Lease liability	292
Lease liability, net of current portion	623
Deferred tax liability	34,853
$38,298

Net assets acquired	$168,465
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
4. Net Income (Loss) Per Share Allocable to Common Stockholders
The following table sets forth the computation of basic and diluted net income (loss) per share allocable to common stockholders for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$13,836	$(11,387)	$(42,988)	$(33,050)
Less: Undistributed earnings allocable to participating securities	(4,208)	—	—	—
Net income (loss) allocable to shares of common stock - basic and diluted	$9,628	$(11,387)	$(42,988)	$(33,050)
Denominator:
Weighted-average common shares outstanding - basic	16,723,479	5,114,747	11,068,749	5,113,213
Dilutive effect of employee equity incentive plans	1,067,664	—	—	—
Weighted-average common shares outstanding - diluted	17,791,143	5,114,747	11,068,749	5,113,213
Net income (loss) per share allocable to common stockholders:
Basic	$0.58	$(2.23)	$(3.88)	$(6.46)
Diluted	$0.54	$(2.23)	$(3.88)	$(6.46)

The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net income (loss) per share allocable to common stockholders for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock options, restricted stock units and ESPP shares	740,211	753,590	2,344,017	753,590
Warrants to purchase common stock	975,132	1,040,943	975,132	1,040,943
Series A Preferred Stock	5,544,719	—	5,544,719	—
Total	7,260,062	1,794,533	8,863,868	1,794,533

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$39,181	$39,181	$—	$—
Total assets	$39,181	$39,181	$—	$—

Liabilities:
Warrant liabilities	$9,260	$—	$—	$9,260
Contingent value right liability	$395,400	$—	$—	$395,400
Total liabilities	$404,660	$—	$—	$404,660

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$41,161	$41,161	$—	$—
Total assets	$41,161	$41,161	$—	$—

Liabilities:
Warrant liabilities	$6,394	$—	$—	$6,394
Contingent value right liability	$358,600	$—	$—	$358,600
Forward contract liabilities	$28,307	$—	$28,307	$—
Total liabilities	$393,301	$—	$28,307	$364,994

There were no transfers within the fair value hierarchy during the six months ended June 30, 2024 or year ended December 31, 2023.

Cash, Cash Equivalents, and Restricted Cash
As of June 30, 2024 and December 31, 2023, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of June 30, 2024, the Company had restricted cash balances relating to secured letters of credit in connection with its real estate leases. Short-term restricted cash is included within prepaid expenses and other current assets in the consolidated balance sheets. The Company’s consolidated statements of cash flows include the following as of June 30, 2024 and 2023 (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$87,227	$112,027
Short-term restricted cash	—	1,600
Long-term restricted cash	1,669	1,377
Total cash, cash equivalents, and restricted cash	$88,896	$115,004
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
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2019 Warrants liability is as follows:

	June 30,	December 31,
	2024	2023
Risk-free interest rate	5.33%	4.79%
Dividend yield	—	—
Expected life (in years)	0.49	0.98
Expected volatility	110.52%	83.67%
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

	June 30,	December 31,
	2024	2023
Risk-free interest rate	4.52%	4.01%
Dividend yield	—	—
Expected life (in years)	2.78	3.28
Expected volatility	87.23%	84.09%
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 11 to these unaudited consolidated financial statements) for the six months ended June 30, 2024 (in thousands):

Warrant liabilities
Fair value as of December 31, 2023	$6,394
Change in fair value	2,866
Fair value as of June 30, 2024	$9,260

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
The distributions in respect of the CVRs will be made on a semi-annual basis, and will be subject to a number of deductions, subject to certain exceptions or limitations, including for (i) certain taxes payable on the proceeds subject to the CVR distribution, (ii) certain out of pocket costs incurred by the Company Entities, including audit and accounting fees incurred in connection with reporting obligations relating to the CVRs and other expenses incurred in the performance of their obligations and other actions under the CVR Agreement, (iii) a fixed semi-annual amount of $0.75 million for general and administrative overhead, (iv) payments made and remaining obligations on lease liabilities of Selecta immediately prior to the Merger and (v) amounts paid and remaining obligations with regard to the Xork product candidate. Each of the deductions described in (iv) and (v) will be made only if certain milestone payments under the Sobi License are made and are also subject to certain adjustments as contemplated in the CVR Agreement. Upon the achievement of a development milestone in June 2024, Sobi became obligated to make a $30.0 million payment to the Company and made such payment in July 2024. The proceeds from this payment, net of deductions specified in the CVR Agreement, is expected to be included in the next scheduled distribution to the holders of the CVR in March 2025.

The CVRs represent financial instruments that are accounted for under the fair value option election in ASC 825, Financial Instruments, or ASC 825. Under the fair value option election, the CVRs are initially measured at the aggregate estimated fair value of the CVRs and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The liability was recorded at the date of approval, November 13, 2023, as a dividend. The estimated fair value of the CVR liability was determined using a discounted cash flow methodology as of December 31, 2023 and a Monte Carlo simulation model as of June 30, 2024 to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in fair value of the CVR liability are presented in the consolidated statements of operations and comprehensive income (loss). The liability value is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of success, expected volatility of future revenues (Monte Carlo simulation model) and risk-adjustment discount rates (discounted cash flow methodology), which represent a Level 3 measurement within the fair value hierarchy. The significant inputs used to estimate the fair value of the CVR liability, which represented a financial instrument being accounted for under the fair value option, were as follows:

June 30,
2024
Estimated cash flow dates	2024-2038
Estimated probability of success	95.0% - 100.0%
Expected volatility of future revenues	22.0%

December 31,
2023
Estimated cash flow dates	2024 - 2038
Estimated probability of success	95.0%
Risk-adjusted discount rate	13.7%
The following table reflects a roll-forward of fair value for the Company's Level 3 CVR liability for the six months ended June 30, 2024 (in thousands):

CVR liability
Fair value as of December 31, 2023	$358,600
Change in fair value	36,800
Fair value as of June 30, 2024	$395,400
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
The following table presents changes in the forward contract liabilities for the periods presented (in thousands):

Forward contract liabilities
Fair value as of December 31, 2023	$28,307
Settlements	(35,197)
Change in fair value	6,890
Fair value as of June 30, 2024	$—
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory equipment	$6,944	$6,280
Computer equipment and software	621	702
Leasehold improvements	61	61
Furniture and fixtures	462	452
Office equipment	196	196
Construction in process	4,417	150
Total property and equipment	12,701	7,841
Less: Accumulated depreciation	(6,029)	(5,728)
Property and equipment, net	$6,672	$2,113

Depreciation expense was $0.2 million for each of the three months ended June 30, 2024 and 2023, and $0.4 million for each of the six months ended June 30, 2024 and 2023.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Payroll and employee related expenses	$1,402	$4,390
Accrued patent fees	689	472
Accrued external research and development costs	3,467	4,896
Accrued professional and consulting services	1,871	4,331
Property and equipment	2,877	128
Other	309	516
Accrued expenses	$10,615	$14,733

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
In May 2023, the Company received notice from BRE-BMR Grove LLC that the requirements to reduce the amount of the letter of credit for the Watertown Lease had been met. In connection therewith, in June 2023, the Company secured a letter of credit from JPMorgan Chase Bank, N.A. for $1.4 million, which is recognized as long-term restricted cash as of June 30, 2024 and December 31, 2023, and renews automatically each year. The $1.6 million letter of credit with SVB was released from restriction and returned to the Company on July 17, 2023, and therefore was reclassified into cash and cash equivalents in the consolidated balance sheets.
On October 6, 2022, the Company entered into a sublease agreement to sublease 7,216 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts. The sublease commenced on October 24, 2022, and the term expired on March 31, 2024. On October 31, 2023, in connection with entering into Amendment No. 1 to the Sobi License as described in Note 13, the Company entered into a sublease agreement with Sobi to sublease approximately 5,600 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts for which Sobi paid $1.0 million upfront rental payment. The sublease commenced on November 6, 2023, when the Company, Sobi, and BRE-BMR Grove LLC, executed a Consent to Sublease. The term of the sublease expires on November 5, 2024 with no option to extend the sublease term. As of June 30, 2024 and December 31, 2023, deferred rent of $0.3 million and $0.8 million is included within accrued expenses and other current liabilities in the consolidated balance sheets. Sublease income is included within other income, net in the consolidated statements of operations and comprehensive income (loss).
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
7495 New Horizon Way Leases
On February 28, 2024, the Company entered into a lease agreement with 7495 RP, LLC, or the Landlord, pursuant to which it agreed to lease from the Landlord the manufacturing space located at 7495 New Horizon Way, Frederick, Maryland, or the Frederick Lease Agreement. The space consists of 19,199 leasable square feet of integrated manufacturing and office space. The lease commenced on May 1, 2024 which was the date the Landlord delivered full possession of the premises to the Company. The Frederick Lease Agreement will terminate approximately 7.2 years following the commencement date. The Company will have one option to extend the term of the Frederick Lease Agreement for a period of five years at a cost of 100% of the then-fair market value, not to exceed 103% of the then-current base rent. Base rent, which was due beginning on July 1, 2024, is $0.9 million annually and is subject to an annual upward adjustment of 3% of the then-current rental rate. In addition, the Company is obligated to pay its share of operating costs and taxes related to the property. The Company paid the first month’s rent of $0.1 million upon execution of the Frederick Lease Agreement.
The Company assessed the classification of the lease at the commencement date and concluded it should be accounted for as an operating lease. The Company recorded a lease liability and right-of-use asset of $3.6 million and $3.7 million, respectively, on the commencement date. The Frederick Lease Agreement includes a tenant improvement allowance of up to $0.7 million which was recognized as a reduction in the right-of-use asset and lease liability at the commencement date as the Company was reasonably certain to incur reimbursable costs related to alterations equal to or exceeding the amount. Additionally, the prepaid rent was included as an adjustment to the right-of-use asset. The discount rate of 14% was determined based on the Company’s incremental borrowing rate adjusted for the lease term, including any reasonably certain renewal periods.
Effective May 7, 2024, the Company and the Landlord entered into the first amendment to the Frederick Lease Agreement, or the Amended Frederick Lease Agreement, providing for the expansion of the premises leased pursuant to the Frederick Lease Agreement by approximately 7,842 square feet. In connection with the expansion of the leased premises, the Company is obligated to pay $0.3 million in additional annual base rent for the first year of the term, which is subject to an annual upward adjustment of 3% of the then-current rental rate, as well as its share of operating costs and taxes. The lease commenced on May 7, 2024 which was the date the Landlord delivered full possession of the premises to the Company and will be coterminous with the Frederick Lease Agreement. The rent commencement date is expected to be September 1, 2024.
The Company assessed the classification of the lease at the commencement date and concluded it should be accounted for as an operating lease. The Company recorded a lease liability and right-of-use asset each of $1.2 million on the commencement date. The Amended Frederick Lease Agreement includes a tenant improvement allowance of up to $0.1 million which was recognized as a reduction in the right-of-use asset and lease liability at the commencement date as the Company was reasonably certain to incur reimbursable costs related to alterations equal to or exceeding the amount. The discount rate of 14% was determined based on the Company’s incremental borrowing rate adjusted for the lease term.
The Company secured a letter of credit from SVB for $0.3 million for the Frederick Lease Agreement and the Amended Frederick Lease Agreement, which is recognized as long-term restricted cash as of June 30, 2024, and renews automatically each year.

For the three and six months ended June 30, 2024 and 2023, the components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$956	$696	$1,731	$1,392
Variable lease cost	352	270	749	412
Short-term lease cost	1	2	4	5
Less: Sublease income	(250)	(251)	(760)	(506)
Total lease cost	$1,059	$717	$1,724	$1,303

The maturity of the Company’s operating lease liabilities as of June 30, 2024 were as follows (in thousands):

June 30,
2024
2024 (remainder)	$1,239
2025	4,350
2026	4,471
2027	4,276
2028	2,243
Thereafter	3,409
Total future minimum lease payments	19,988
Less: Imputed interest	5,121
Total operating lease liabilities	$14,867

The supplemental disclosure for the statement of cash flows related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$1,604	$1,319
Other than the initial recording of the right-of-use assets and lease liabilities for the Frederick Lease Agreement and Amended Frederick Lease Agreement, which were non-cash, the changes in the Company’s right-of-use assets and lease liabilities for the six months ended June 30, 2024 and 2023 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	June 30,
	2024	2023
Weighted-average remaining lease term	4.9 years	4.9 years
Weighted-average discount rate	11.5%	9.7%

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
As of June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings.

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
On March 26, 2024, the Company, with the consent of the requisite holders of Series A Preferred Stock, amended the Certificate of Designation such that the automatic conversion of the Series A Preferred Stock into common stock, or the Automatic Conversion, would occur eight business days following stockholder approval of the Conversion Proposal. Upon such date, each share of Series A Preferred Stock automatically converted into 33.333 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion; provided, however, that such beneficial ownership limitation does not apply to Dr. Springer, TAS Partners LLC, or any of their respective affiliates. Each share of Series A Preferred Stock outstanding that was not automatically converted into common stock as a result of the beneficial ownership limitation is convertible at any time at the option of the holder, only to the extent the beneficial ownership limitation does not apply to the shares of Series A Preferred Stock to be converted.
On March 27, 2024, the Company’s stockholders approved the Conversion Proposal, among other matters, at the Special Meeting. As a result of the approval of the Conversion Proposal, all conditions that could have required cash redemption of the Series A Preferred Stock were satisfied. Since the Series A Preferred Stock is no longer redeemable, the associated balances of the Series A Preferred Stock were reclassified from mezzanine equity to permanent equity during the first quarter of 2024.
On April 8, 2024, pursuant to the terms of the Certificate of Designation, as amended, 367,919.247 shares of Series A Preferred Stock automatically converted into 12,263,951 shares of common stock, including the non-cash reclassification of an amount equal to the increase in par value of common stock from additional paid-in capital; 166,341.592 shares of Series A Preferred Stock did not automatically convert due to beneficial ownership limitations.

As of June 30, 2024, the Company had 166,341.592 shares of Series A Preferred Stock issued and outstanding, which are convertible into 5,544,719 shares of common stock.

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
During the six months ended June 30, 2024 and the year ended December 31, 2023, the Company sold no shares of its common stock pursuant to the 2021 Sales Agreement.
Warrants
The following is a summary of warrant activity for the six months ended June 30, 2024:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted-average exercise price
Outstanding at December 31, 2023	74,420	966,393	1,040,813	$45.98
Exercises	(65,681)	—	(65,681)	43.80
Outstanding at June 30, 2024	8,739	966,393	975,132	$46.12
See Note 14 for further discussion on the exercise of the 65,681 warrants during the six months ended June 30, 2024. See Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of the terms related to the Company’s warrants.
Common Stock
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
Reserved Shares
The Company has authorized shares of common stock for future issuance as of June 30, 2024 as follows:

Exercise of warrants	975,132
Shares available for future stock incentive awards	3,930,990
Unvested restricted stock units	454,456
Outstanding common stock options	1,889,561
Series A Preferred Stock	5,544,719
Total	12,794,858

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
Additionally, pursuant to the terms of the 2016 Plan, the Board of Directors is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board of Directors or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board of Directors established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2024, the number of shares of common stock that may be issued under the 2016 Plan was increased by 215,903. In June 2024, the Company’s stockholders approved an amendment and restatement of the 2016 Plan to reserve an additional 3,466,544 shares of its common stock for issuance. As of June 30, 2024, 3,496,828 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan, was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 39,166 shares of its common stock for issuance. In March 2019, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 66,667 shares of the Company’s common stock for issuance thereunder. In December 2023, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 60,833 shares of the Company’s common stock for issuance thereunder. In June 2024, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 360,000 shares of the Company’s common stock for issuance thereunder. As of June 30, 2024, there are 364,660 shares available for future grant under the 2018 Inducement Incentive Award Plan.
In accordance with the Merger Agreement, the Company assumed Old Cartesian’s 2016 Stock Incentive Plan, or the Old Cartesian Plan. The Old Cartesian Plan permits the granting of options or restricted stock to employees, officers, directors, consultants and advisors to the Company. The unvested common stock options and Series A Preferred Stock options assumed by the Company in connection with the Merger generally vest over a four-year period. Additionally, the stock options granted have a contractual term of ten years and only full shares can be exercised as per the individual award agreements. As of June 30, 2024, there are 23,707 shares available for future grant under the Old Cartesian Plan.
In connection with the Merger, the outstanding stock options to purchase Old Cartesian common stock were converted into stock options to purchase 776,865 shares of common stock and 14,112.299 shares of Series A Preferred Stock of the Company. These replacement awards were revalued at their acquisition-date fair value and then attributed to pre and post-combination service. This resulted in $2.6 million attributed to post-combination service to be recognized as stock-based compensation expense over the remaining terms of the replacement awards, of which $0.3 million and $0.7 million was recognized as research and development expense in the consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2024, respectively. Following the Automatic Conversion, the options exercisable for shares of Series A Preferred Stock became exercisable for shares of common stock.
Stock-Based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive income (loss), including $1.5 million recognized as stock-based compensation expense upon the achievement of a technical milestone by Ginkgo Bioworks Holdings, Inc., or Ginkgo, during the three and six months ended June 30, 2023 as described in Note 15, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$776	$2,677	$1,488	$3,869
General and administrative	815	1,106	1,534	2,190
Total stock-based compensation expense	$1,591	$3,783	$3,022	$6,059

Stock Options
The estimated grant date fair values of stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.53%	3.38%	4.04%	3.95%
Dividend yield	—	—	—	—
Expected term (in years)	6.18	6.00	6.20	5.94
Expected volatility	93.57%	94.40%	95.09%	94.64%
Weighted-average fair value of common stock	$22.08	$39.30	$20.14	$34.50
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
The weighted-average grant date fair value of stock options granted was $17.40 and $30.51 during the three months ended June 30, 2024 and 2023, respectively, and $16.05 and $26.89 during the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, total unrecognized compensation expense related to unvested common stock options was $9.9 million, which is expected to be recognized over a weighted average period of 3.0 years.
The following table summarizes the stock option activity under the 2016 Plan, the 2018 Inducement Incentive Award Plan, and Old Cartesian Plan for options for common stock:

			Weighted-average
	Number of		remaining	Aggregate
	common stock	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Outstanding at December 31, 2023	776,865	$2.97	6.50	$13,760
Granted	761,556	$20.14
Converted from options for Series A Preferred Stock	470,403	$2.40
Exercised	(89,009)	$3.08
Forfeited	(30,254)	$14.84
Outstanding at June 30, 2024	1,889,561	$9.56	7.24	$33,081

Vested at June 30, 2024	944,490	$2.74	5.43	$22,925
Vested and expected to vest at June 30, 2024	1,743,749	$8.66	7.12	$32,070

The following table summarizes the stock option activity under the Old Cartesian Plan for options for Series A Preferred Stock:

	Number of		Weighted-average
	Series A		remaining	Aggregate
	Preferred Stock	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Outstanding at December 31, 2023	14,112.299	$79.94	5.91	$8,601
Converted to options for common stock	(14,112.299)	$79.94
Outstanding at June 30, 2024	—	$—
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
Following the Automatic Conversion, all options to purchase Series A Preferred Stock were converted into options to purchase common stock with adjustments to the underlying number of shares of common stock determined by multiplying the number of shares of Series A Preferred Stock by 33.333 and rounding down to the nearest whole number of shares and the per-

share exercise price by dividing the per-share exercise price of Series A Preferred Stock by 33.333 and rounding the resulting exercise price up to the nearest whole cent.
Restricted Stock Units
During the six months ended June 30, 2024, the Company granted 471,104 restricted stock unit awards with a weighted-average fair value of $19.80 per share based on the closing price of the Company’s common stock on the date of grant under the 2016 Plan and the Old Cartesian Plan, which generally vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock unit awards based on historical experience.
Unrecognized compensation expense related to the restricted stock units was $6.1 million as of June 30, 2024, which is expected to be recognized over a weighted-average period of 3.4 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan, the 2018 Inducement Incentive Award Plan, and the Old Cartesian Plan:

	Number of shares	Weighted-average grant date fair value ($)
Unvested at December 31, 2023	—	$—
Granted	471,104	19.80
Forfeited	(16,648)	19.80
Unvested at June 30, 2024	454,456	$19.80

Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which authorized 5,769 shares of common stock for future issuance under the ESPP to participating employees. As of June 30, 2024, 45,795 shares remain available for future issuance under the ESPP. In connection with the Merger, the Board of Directors suspended the offerings under the ESPP.
The Company recognized no stock-based compensation expense under the ESPP for the three and six months ended June 30, 2024 and less than $0.1 million stock-based compensation expense under the ESPP for each of the three and six months ended June 30, 2023.

13. Revenue Arrangements
Collaboration and license revenue
Astellas Gene Therapies
In January 2023, the Company entered into a License and Development Agreement, or the Astellas Agreement, with Audentes Therapeutics, Inc., doing business as Astellas Gene Therapies, or Astellas. Under the Astellas Agreement, the Company granted Astellas an exclusive license to the Company’s IdeXork technology arising from Xork (defined below), to develop and commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product. Xork, Genovis’ IgG Protease, is licensed by the Genovis Agreement, as described in Note 15 to these consolidated financial statements. Astellas paid a $10.0 million upfront payment to the Company upon signing of the Astellas Agreement, and the Company was entitled to receive up to $340.0 million in future additional payments over the course of the partnership that were contingent on the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales where Xork is used as a pre-treatment for an Astellas investigational or authorized product. The Company was also eligible for tiered royalty payments ranging from low to high single digits. Any proceeds received from milestone payments or royalties relating to Xork would have been required to be distributed to holders of CVRs, net of certain deductions. A more detailed description of the Astellas Agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 14 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
In March 2024, the Company was notified by Astellas of its intention to terminate the Astellas Agreement, which occurred effective June 6, 2024.
As of June 30, 2024, there were no unsatisfied performance obligations related to the Astellas Agreement. As of December 31, 2023, the Company recorded $2.3 million and $3.5 million as a short-term and a long-term contract liability, respectively, representing deferred revenue associated with the Astellas Agreement. As of June 30, 2024 and December 31, 2023, the Company recorded a receivable of $0.1 million and $0.3 million, respectively, representing billings for the Xork Development

Services (as defined in the Astellas Agreement) that are subject to reimbursement by Astellas. Revenue of $0.5 million and $6.3 million related to the Astellas Agreement was recognized during the three and six months ended June 30, 2024, inclusive of $3.2 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the six months ended June 30, 2024. Revenue of $0.8 million and $1.4 million related to the Astellas Agreement was recognized during the three and six months ended June 30, 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, there were no unsatisfied performance obligations related to the Takeda Agreement. No revenue related to the Takeda Agreement was recognized during the three and six months ended June 30, 2024. Revenue of $0.1 million and $0.6 million related to the Takeda Agreement was recognized during the three and six months ended June 30, 2023, respectively.
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
On June 28, 2024, Sobi initiated a rolling biologics license application to the FDA for SEL-212 for the potential treatment of chronic refractory gout which resulted in the achievement of a development milestone and a $30.0 million payment obligation from Sobi to the Company. As a result, the development milestone was no longer constrained and $30.0 million was recognized as revenue during each of the three and six months ended June 30, 2024 as there were no remaining performance obligations under the Sobi License. The proceeds from the achievement of the development milestone were received from Sobi in July 2024 and are expected to be included, net of deductions as specified in the CVR Agreement, in the next scheduled distribution to holders of the CVRs in March 2025.

As of June 30, 2024 and December 31, 2023, the Company recorded total outstanding receivables of $31.7 million and $4.6 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi and, as of June 30, 2024, the unpaid milestone. Additionally, as of June 30, 2024 and December 31, 2023, the Company recorded a total unbilled receivable of $3.5 million and $3.0 million, respectively, representing revenue earned but not yet billed for the Phase 3 DISSOLVE program. Revenue of $32.8 million, inclusive of the $30.0 million development milestone, related to the Sobi License was recognized during each of the three and six months ended June 30, 2024. Revenue of $4.3 million and $8.7 million related to the Sobi License was recognized during the three and six months ended June 30, 2023, respectively.
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
On March 13, 2023, the Company was notified by Sarepta that Sarepta would not be exercising its exclusive option under the Sarepta Agreement. Therefore, the remaining deferred revenue balance as of December 31, 2022 of $0.5 million was recognized as revenue during the six months ended June 30, 2023. No revenue related to the Sarepta Agreement was recognized during the three and six months ended June 30, 2024 or the three months ended June 30, 2023.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of June 30, 2024, there were no unsatisfied performance obligations from contracts with customers.
Contract Balances from Contracts with Customers
The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2024 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Six Months Ended June 30, 2024
Contract liabilities:
Deferred revenue	$5,849	$—	$(5,849)	$—
Total contract liabilities	$5,849	$—	$(5,849)	$—

Grant revenue
National Institute of Neurological Disorders and Stroke of the National Institutes of Health
In June 2024, the Company received funding approval from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health, or NINDS, for an award of $1.5 million granted for the budget period, which runs from June 2024 through May 2025. Subject to the availability of funds and satisfactory progress of the project, an additional $1.5 million is recommended to be awarded for the budget period June 2025 through May 2026. The funding was provided by NINDS to further the Company’s use of RNA-based CAR-T cells to combat autoantibody-associated autoimmune disorders. Grant funding is to be used solely for manufacturing of RNA-based CAR-T cells and analysis of samples to inform mechanism of action. The award period runs through May 31, 2026. The Company will recognize grant revenue when expenses reimbursable under the grant have been incurred during the budget period.
As of June 30, 2024, the Company recorded a receivable of $0.2 million that is subject to reimbursement by NINDS. The Company recognized grant revenue of $0.2 million during each of the three and six months ended June 30, 2024.

14. Related-Party Transactions

November 2023 Securities Purchase Agreement
On November 13, 2023, the Company entered into the Securities Purchase Agreement with (i) Dr. Timothy A. Springer, (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Dr. Murat Kalayoglu, in which the Company agreed to issue and sell an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million (see Note 10). The November 2023 Private Placement includes a delayed settlement mechanism, and as a result, the below issuances and sales to related parties of the Company were made during the six months ended June 30, 2024.

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
In connection with the Company’s entry into the NCI Agreement, Old Cartesian paid to NCI a one-time $0.1 million license royalty payment. Under the NCI Agreement, the Company is further required to pay NCI a low five-digit annual royalty. The Company must also pay earned royalties on net sales in a low single-digit percentage and pay up to $0.8 million in benchmark royalties upon the Company's achievement of designated benchmarks that are based on the commercial development plan agreed between the parties.
Under the NCI Agreement, the Company must use reasonable commercial efforts to bring licensed products and licensed processes to the point of Practical Application (as defined in the NCI Agreement). Upon the Company’s first commercial sale, the Company must use reasonable commercial efforts to make licensed products and licensed processes reasonably accessible to the United States public. After the Company's first commercial sale, the Company must make reasonable quantities of licensed products or materials produced via licensed processes available to patient assistance programs and develop educational materials detailing the licensed products. Unless the Company obtains a waiver from NCI, the Company must have licensed products and licensed processes manufactured substantially in the United States. Prior to the first commercial sale, upon NCI’s request, the Company is obligated to provide NCI with commercially reasonable quantities of licensed products made through licensed processes to be used for in vitro research.

Additionally, the Company must use reasonable commercial efforts to initiate a Phase 3 clinical trial of a licensed product by the fourth quarter of 2024, submit a BLA with respect to a licensed product by the fourth quarter of 2026, and make a first commercial sale of a licensed product by the fourth quarter of 2028.
The NCI Agreement terminates upon the expiration of the last to expire of the patent rights licensed thereunder, if not sooner terminated. NCI has the right to terminate this agreement, after giving written notice and providing a cure period in accordance with its terms, if the Company is in default of a material obligation. The Company has the unilateral right to terminate the agreement in any country or territory by giving NCI 60 days’ written notice. The Company agreed to indemnify NCI against any liability arising out of the Company’s, sublicensees’ or third parties’ use of the licensed patent rights and licensed products or licensed processes developed in connection with the licensed patent rights.
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
As of June 30, 2024, no impairment indicators were present and there were no observable price changes. Therefore, the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheets. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.
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
No collaboration expense under the AskBio Collaboration Agreement was recognized during the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recognized less than $0.1 million and $0.1 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of June 30, 2024. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.
16. Income Taxes
As of June 30, 2024, the Company has not recorded any U.S. federal or state income tax benefits for either the net losses the Company has incurred or its earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
17. Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. As of January 2022, all matching contributions vest ratably over two years and participant contributions vest immediately. Contributions by the Company totaled less than $0.1 million and $0.1 million during the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively.
18. Commitments and Contingencies
As of June 30, 2024, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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

19. Restructuring
In April 2023, in light of current market conditions, the Board of Directors took steps to extend the Company’s cash runway by pausing further development of SEL-302 for the treatment of MMA, and conducting a targeted headcount reduction. On August 17, 2023, the Company announced additional steps to extend cash runway and maximize value for stockholders by continuing to prioritize development of SEL-212 and support of its collaboration with Astellas for Xork, and pausing further development of all of the Company’s other clinical and preclinical product candidates that it was no longer actively advancing.
As a result of these measures, the Company implemented a restructuring plan resulting in an approximate 89% reduction of the Company's existing headcount by July 1, 2024. The Company recognized restructuring expenses consisting of one-time cash severance payments and other employee-related costs of $6.4 million for the year ended December 31, 2023 with $5.6 million and $0.8 million recorded to research and development and general and administrative operating expense categories, respectively, on its consolidated statements of operations and comprehensive income (loss) based on each employee's role. Cash payments for employee related restructuring charges of $2.5 million were paid as of December 31, 2023.
For the six months ended June 30, 2024, the Company recorded restructuring expenses consisting of one-time cash severance payments and other employee-related costs of $0.8 million, with $0.2 million and $0.6 million recorded to research and development and general and administrative operating expense categories, respectively, on its consolidated statements of operations and comprehensive income (loss) based on each employee’s role. Cash payments for employee related restructuring charges of $4.5 million were paid during the six months ended June 30, 2024. The Company expects that the payments for the restructuring plan will be substantially complete by June 30, 2024.
The following table summarizes the change in the Company's accrued restructuring balance (in thousands):

	Beginning Balance			Ending Balance
	December 31, 2023	Charges	Payments	June 30, 2024
Severance liability	$3,896	$805	$(4,527)	$174
20. Subsequent Events
On July 2, 2024, the Company entered into the July 2024 Purchase Agreement for the July 2024 Private Placement, with certain institutional and accredited investors, or the Purchasers.
Pursuant to the July 2024 Purchase Agreement, the Purchasers agreed to purchase an aggregate of 3,563,247 shares of common stock and 2,937,903 shares of Series B Preferred Stock, inclusive of 2,359,500 shares of Series B Preferred Stock purchased by directors and executive officers, and related parties thereto, each at a price per share of $20.00. Each share of Series B Preferred Stock is convertible into one share of the Company’s common stock subject to stockholder approval of a proposal to issue such shares of common stock upon conversion of such shares of Series B Preferred Stock in accordance with the Listing Rules of the Nasdaq Stock Market LLC, or the Series B Conversion Proposal. The July 2024 Private Placement resulted in gross proceeds of approximately $130.0 million before deducting placement agent fees and other offering expenses.
Pursuant to the July 2024 Purchase Agreement, the Company has agreed to submit to its stockholders the approval of the Series B Conversion Proposal, at a special meeting of stockholders, which is to be held no later than October 31, 2024.
Holders of shares of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal to, on an as-if-converted-to-common stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock, or the Series B Certificate of Designation, or (c) amend its restated certificate of incorporation, as amended, or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.
Following stockholder approval of the Series B Conversion Proposal, each share of Series B Preferred Stock will automatically convert into one share of common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion; provided, however, that such beneficial ownership limitation does not apply to TAS Partners LLC or any of its affiliates.

Based on the 21,382,485 shares of common stock outstanding on August 7, 2024, there would be 29,865,107 shares of common stock outstanding if all shares of Series A Preferred Stock and all shares of Series B Preferred Stock converted into common stock on such date.
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
Except for the quarter ended June 30, 2024 and the year ended December 31, 2022, we have incurred significant operating losses since our inception. We incurred a net loss of $43.0 million and $33.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $657.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
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
On July 2, 2024, we entered into a securities purchase agreement, or the July 2024 Purchase Agreement, for a private investment in public equity financing, or the July 2024 Private Placement, which provides for the issuance of 3,563,247 shares of common stock and 2,937,903 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series B Preferred Stock, each at a purchase price of $20.00 per share. The July 2024 Private Placement resulted in gross proceeds of approximately $130.0 million before deducting placement agent fees and other offering expenses. We granted customary registration rights to investors in connection with the July 2024 Private Placement.
We believe that our existing cash, cash equivalents, and restricted cash as of June 30, 2024, combined with net proceeds from the July 2024 Private Placement received subsequent to June 30, 2024, will support development of Descartes-08 in MG, specifically supporting anticipated manufacturing costs associated with a Phase 3 clinical trial and early commercial activities in preparation for a potential launch. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Grant revenue
Additionally, we generate grant revenue which consists of funding received to perform specific research and development services under a grant arrangement with the National Institute of Neurological Disorders and Stroke of the National Institutes of Health, or NINDS. For further description of the arrangement underlying our grant revenue, see Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
In January 2023, we and Audentes Therapeutics, Inc., or Astellas, entered into a License and Development Agreement, or the Astellas Agreement. Pursuant to the Astellas Agreement, Astellas agreed to reimburse us for 25% of all budgeted costs incurred to complete the development of Xork, a bacterial IgG protease licensed from Genovis AB (publ.), or Genovis, for use in Pompe disease with an Astellas gene therapy investigational or authorized product. These costs, when reimbursed, will be recognized as revenue consistent with the revenue recognition methodology disclosed in Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. The Astellas Agreement was terminated effective June 6, 2024.
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
Foreign currency transaction gain (loss)
The functional currency of Selecta (RUS) is the Russian ruble. In addition to holding cash denominated in Russian rubles, our Russian bank accounts also hold cash balances denominated in U.S. dollars to facilitate payments to be settled in U.S. dollars or other currencies. As of both June 30, 2024 and December 31, 2023, we maintained cash of $0.2 million in Russian bank accounts in denominations of both Russian rubles and U.S. dollars. The amounts denominated in U.S. dollars and used in transacting the day-to-day operations of our Russian subsidiary are subject to transaction gains and losses, which are reported as incurred.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
Collaboration and license revenue
During the three months ended June 30, 2024, we recognized $33.3 million of collaboration and license revenue, compared to $5.2 million for the three months ended June 30, 2023, an increase of $28.1 million, or 540%. The increase was primarily due to an increase in revenue recognized under the Sobi License resulting from the $30.0 million unconstrained development milestone recognized during the three months ended June 30, 2024.
Grant revenue
During the three months ended June 30, 2024, we recognized $0.2 million of grant revenue. We received funding approval from NINDS during the three months ended June 30, 2024, and as such there was no grant revenue during the three months ended June 30, 2023.
Research and development expenses
For the three months ended June 30, 2024, our research and development expenses were $12.7 million compared to $17.8 million for the three months ended June 30, 2023, a decrease of $5.1 million, or 29%. The decrease in cost primarily resulted from reductions in expenses due to a one-time cash charge to salaries and benefits as a result of our headcount reduction in April 2023 and decreased contract license and milestone payments.
General and administrative expenses
For the three months ended June 30, 2024, our general and administrative expenses were $7.0 million compared to $6.1 million for the three months ended June 30, 2023, an increase of $0.9 million, or 15%. The increase in cost was primarily the result of expenses incurred for personnel expenses.
Investment income
Investment income for the three months ended June 30, 2024 was $1.2 million, compared to $1.4 million for the three months ended June 30, 2023. The decrease in investment income was due to decreased investment balance.
Foreign currency transaction gain (loss)
We recognized de minimis foreign currency fluctuations during each of the three months ended June 30, 2024 and 2023.
Interest expense
We recognized no interest expense for the three months ended June 30, 2024, compared to $0.8 million for the three months ended June 30, 2023, representing interest expense and amortization of the carrying costs of our credit facilities that were extinguished during the year ended December 31, 2023.
Change in fair value of warrant liabilities
For the three months ended June 30, 2024, we recognized a $3.9 million charge from the increase in the fair value of warrant liabilities, compared to $6.3 million of income from the decrease in the fair value of warrant liabilities for the three months ended June 30, 2023, a decrease of $10.2 million, or 162%. Fair value of warrant liabilities was determined utilizing the Black-Scholes valuation methodology. The increase in warrant value was primarily driven by an increase in the per-share price of our common stock.
Change in fair value of contingent value right liability
For the three months ended June 30, 2024, we recognized $2.5 million of income from the decrease in the fair value of the CVR liability. The fair value of the CVR liability as of June 30, 2024 was determined utilizing a Monte Carlo simulation model. The decrease in the fair value of CVR liability was primarily due to changes in the amount and timing of anticipated payments and the passage of time. There was no CVR liability prior to the Merger and as such, no change in the fair value of the CVR liability is reflected in our unaudited consolidated financial statements for the three months ended June 30, 2023.
Change in fair value of Series A Preferred Stock forward contract liabilities
The remaining Series A Preferred Stock forward contract liability was settled during the three months ended March 31, 2024, and there was no Series A Preferred Stock forward contract liability prior to the Merger. As such, no change in the fair value of the Series A Preferred Stock forward contract liability is reflected in our unaudited consolidated financial statements for each of the three months ended June 30, 2024 and 2023.
Other income, net

During the three months ended June 30, 2024, we recognized other income, net of $0.3 million, compared to $0.2 million for the three months ended June 30, 2023, an increase of $0.1 million, or 50%. The increase was primarily driven by sublease income.
Net income (loss)
Net income for the three months ended June 30, 2024 was $13.8 million as compared to net loss of $11.4 million for the three months ended June 30, 2023, an increase of $25.2 million or 221%. The change was primarily due to revenue recognized under the Sobi License and decreased research and development expenses, partially offset by expenses associated with the change in the fair value of the warrant liabilities.

Comparison of the Six Months Ended June 30, 2024 and 2023
Collaboration and license revenue
During the six months ended June 30, 2024, we recognized $39.1 million of collaboration and license revenue, compared to $11.2 million for the six months ended June 30, 2023, an increase of $27.9 million, or 249%. The increase was primarily due to an increase in revenue recognized under the Sobi License resulting from the $30.0 million unconstrained development milestone recognized during the three months ended June 30, 2024 and an increase for revenue recognized under the Astellas Agreement upon notice of termination during the six months ended June 30, 2024.
Grant revenue
During the six months ended June 30, 2024, we recognized $0.2 million of grant revenue. We received funding approval from NINDS during the six months ended June 30, 2024, and as such there was no grant revenue during the six months ended June 30, 2023.
Research and development expenses
For the six months ended June 30, 2024, our research and development expenses were $22.4 million compared to $36.4 million for the six months ended June 30, 2023, a decrease of $14.0 million, or 38%. The decrease in cost primarily resulted from reductions in expenses due to a one-time cash charge to salaries and benefits as a result of our headcount reduction in April 2023 and decreased contract license and milestone payments.
General and administrative expenses
For the six months ended June 30, 2024, our general and administrative expenses were $16.5 million compared to $11.8 million for the six months ended June 30, 2023, an increase of $4.7 million, or 40%. The increase in cost was primarily the result of expenses incurred for personnel expenses and professional fees incurred in connection with the Merger.
Investment income
Investment income for the six months ended June 30, 2024 was $2.4 million, compared to $2.7 million for the six months ended June 30, 2023. The decrease in investment income was due to decreased investment balance.
Foreign currency transaction gain (loss)
We recognized de minimis foreign currency fluctuations during each of the six months ended June 30, 2024 and 2023, respectively.
Interest expense
We recognized no interest expense for the six months ended June 30, 2024, compared to $1.6 million for the six months ended June 30, 2023, representing interest expense and amortization of the carrying costs of our credit facilities that were extinguished during the year ended December 31, 2023.
Change in fair value of warrant liabilities
For the six months ended June 30, 2024, we recognized $2.9 million charge from the increase in the fair value of warrant liabilities, compared to $2.3 million of income from the decrease in the fair value of warrant liabilities for the six months ended June 30, 2023, a decrease of $5.2 million, or 226%. Fair value of warrant liabilities was determined utilizing the Black-Scholes valuation methodology. The increase in warrant value was primarily driven by an increase in the per-share price of our common stock.
Change in fair value of contingent value right liability
For the six months ended June 30, 2024, we recognized $36.8 million of expense associated with the increase in the fair value of the CVR liability. The fair value of the CVR liability as of June 30, 2024 was determined utilizing a Monte Carlo simulation model. The increase in the fair value of CVR liability was primarily due to changes in the amount and timing of anticipated payments and the passage of time. There was no CVR liability prior to the Merger and as such, no change in the fair value of the CVR liability is reflected in our unaudited consolidated financial statements for the six months ended June 30, 2023.
Change in fair value of Series A Preferred Stock forward contract liabilities
For the six months ended June 30, 2024, we recognized $6.9 million of expense associated with the increase in the fair value of Series A Preferred Stock forward contract liabilities. The increase in Series A Preferred Stock value was primarily driven by an increase in the per-share price of our common stock since December 31, 2023 through settlement. The remaining Series A Preferred Stock forward contract liability was settled during the six months ended June 30, 2024. There was no Series A Preferred Stock forward contract liability prior to the Merger and as such, no change in the fair value of the Series A Preferred Stock forward contract liability is reflected in our unaudited consolidated financial statements for the six months ended June 30, 2023.
Other income, net
During the six months ended June 30, 2024, we recognized other income, net of $0.8 million, compared to $0.5 million for the six months ended June 30, 2023, an increase of $0.3 million, or 60%. The increase was primarily driven by sublease income.
Net income (loss)
Net loss for the six months ended June 30, 2024 was $43.0 million as compared to net loss of $33.1 million for the six months ended June 30, 2023, a decrease of $9.9 million or 30%. The change was primarily due to expenses associated with the change in the fair value of the CVR liability, Series A Preferred Stock forward contract liability, and warrant liabilities and increased general and administrative expenses, partially offset by revenue recognized under the Sobi License and decreased research and development expenses.
Liquidity and Capital Resources
Except for net income of $13.8 million for the quarter ended June 30, 2024 and $35.4 million for the year ended December 31, 2022, we have incurred recurring net losses since our inception. We expect that we will continue to incur losses and that such losses will increase for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, third-party funding, potential royalty and/or milestone monetization transactions and other collaborations and strategic alliances.
As of June 30, 2024, our cash, cash equivalents, and restricted cash were $88.9 million, of which $1.7 million was restricted cash related to lease commitments and $0.2 million was held by our Russian subsidiary designated solely for use in its operations. On a pro forma basis, giving effect to the receipt of $124.4 million of net proceeds from our July 2024 Private Placement received subsequent to June 30, 2024, our cash, cash equivalents, and restricted cash were $213.3 million, as of June 30, 2024.
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
Out-licenses
In January 2023, we entered into the Astellas Agreement with Astellas. Under this agreement, Astellas obtained the sole and exclusive right to commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product, with a current focus on AT845. In connection with entry into this agreement, we received a $10 million upfront payment and are eligible to receive $340.0 million for certain additional development and commercial milestones plus royalties on any potential commercial sales where Xork is used as a pre-treatment for AT845. As a result of the sublicense of Xork to Astellas, we made a $4.0 million payment to Genovis in February 2023. The Astellas Agreement was terminated effective June 6, 2024. For further description of the Astellas Agreement, see Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Amounts paid and remaining obligations with regard to the Xork product candidate not reimbursed by Astellas through the Astellas Agreement are subject to potential reimbursement through deductions to CVR distributions as described in Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
In June 2020, we entered into the Sobi License. Sobi paid us a one-time, upfront payment of $75 million, and upon the closing of a private placement of our common stock to Sobi at a price of $138.468 per share, we received an additional $25 million from Sobi. We are eligible to receive $630 million in milestone payments upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Sobi has agreed to fund the Phase 3 clinical program of SEL-212, which commenced in September 2020. In July 2022, we received $10.0 million for the completion of the enrollment of the DISSOLVE II trial. In June 2024, we recorded a $30.0 million receivable for the milestone associated with the initiation of a rolling biologics license application to the FDA for SEL-212 for the potential treatment of chronic refractory gout by Sobi. Proceeds from milestone payments and royalties on sales of SEL-212, if any, are required to be distributed, net of certain agreed deductions, to holders of the CVRs. For further description of the Sobi License, see Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
During the six months ended June 30, 2024 and the year ended December 31, 2023, we sold no shares of our common stock pursuant to the 2021 Sales Agreement. During the year ended December 31, 2022, we sold 25,818 shares of our common stock pursuant to the 2021 Sales Agreement for aggregate net proceeds of $2.1 million, after deducting commissions and other transaction costs.
On November 13, 2023, we entered into the Securities Purchase Agreement with (i) Dr. Timothy A. Springer, a member of our Board of Directors; (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Dr. Murat Kalayoglu, a co-founder and the former chief executive officer of Old Cartesian, who joined our Board of Directors effective immediately after the effective time of the Merger, providing for the November 2023 Private Placement. In the November 2023 Private Placement, we issued and sold an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million, of which 50,189.789 shares of Series A Preferred Stock were issued and sold in the year ended December 31, 2023 for gross proceeds of $20.25 million, and 99,140.326 shares of Series A Preferred Stock were issued and sold during the six months ended June 30, 2024 for gross proceeds of $40.0 million.
On July 2, 2024, we entered into the July 2024 Purchase Agreement for the July 2024 Private Placement with certain institutional and accredited investors, or the Purchasers. In the July 2024 Private Placement, we issued and sold an aggregate of 3,563,247 shares of common stock and 2,937,903 shares of Series B Preferred Stock for which we generated gross proceeds of approximately $130.0 million.
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
As of June 30, 2024, we had an accumulated deficit of $657.6 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, and restricted cash as of June 30, 2024, combined with net proceeds from the July 2024 Private Placement received subsequent to June 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates.
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
Cash Requirements due to Contractual Obligations and Other Commitments
We are under agreement to lease approximately 32,294 square feet of laboratory and office space in Watertown, Massachusetts through May 2028. Remaining lease payments from June 30, 2024 through the end of the lease term total approximately $11.0 million. Payments made and remaining obligations on this lease liability are subject to potential reimbursement through deductions to CVR distributions as described in Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
In November 2023, in connection with the Merger, we acquired two leases for office and laboratory space in Gaithersburg, Maryland, which expire in January 2027. Annualized rent is approximately $0.3 million and remaining lease payments total $0.8 million through the end of the lease term.
In February 2024, we entered into an agreement to lease approximately 19,199 square feet of integrated manufacturing and office space in Fredericksburg, Maryland. In May 2024, we entered into an amendment to lease an additional approximately 7,842 square feet. The leases expire coterminous in June 2031. Annualized base rent under the leases is approximately $1.2 million and is subject to annual increases in accordance with the terms of the lease agreement. The leases provide for a tenant improvement allowance of $0.8 million.
We are also party to certain license and collaboration agreements with Biogen, NCI, and Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of June 30, 2024, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Payments made and remaining obligations on the license agreement with 3SBio are subject to potential reimbursement through deductions to CVR distributions as described in Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Summary of Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash (used in) and provided by:
Operating activities	$(30,363)	$(18,660)
Investing activities	(2,189)	28,112
Financing activities	43,151	(2,437)
Effect of exchange rate changes on cash	9	(49)
Net change in cash, cash equivalents, and restricted cash	$10,608	$6,966
Operating activities
Net cash used in operating activities for the six months ended June 30, 2024 was $30.4 million compared to $18.7 million for the six months ended June 30, 2023. The increase in cash used in operating activities of $11.7 million was primarily due to $8.1 million of net income, adjusted for non-cash items, and approximately $38.5 million cash used in changes in operating assets and liabilities for the six months ended June 30, 2024 compared to $27.6 million of net loss, adjusted for non-cash items, and approximately $8.9 million cash provided by changes in operating assets and liabilities for the six months ended June 30, 2023.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2024 was $2.2 million compared to net cash provided by investing activities of $28.1 million for the six months ended June 30, 2023, a decrease of $30.3 million. The net cash used in investing activities for the six months ended June 30, 2024 consisted primarily of purchases of property and equipment. The net cash provided by investing activities for the six months ended June 30, 2023 was primarily proceeds from the maturities of marketable securities offset by purchases of property and equipment.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $43.2 million compared to net cash used in financing activities of $2.4 million for the six months ended June 30, 2023, an increase of $45.6 million. The net cash provided by financing activities in the six months ended June 30, 2024 was primarily the result of proceeds of the November 2023 Private Placement. The net cash used in financing activities in the six months ended June 30, 2023 was primarily the result of repayments of principal on outstanding debt offset by proceeds from issuance of common stock under the Employee Stock Purchase Plan.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements please see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. During the three and six months ended June 30, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents, and restricted cash of $88.9 million and $78.3 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current policy to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024 because of the material weakness in internal control over financial reporting discussed below.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
See the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the quarter ended June 30, 2024, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Cartesian securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated November 13, 2023, by and among Selecta Biosciences, Inc., Sakura Merger Sub I, Inc., Sakura Merger Sub II, LLC, and Cartesian Therapeutics, Inc.	8-K	001-37798	2.1	11/13/2023
3.1(a)	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated June 21, 2022	8-K	001-37798	3.1	6/21/2022
3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated November 13, 2023	8-K	001-37798	3.3	11/13/2023
3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Cartesian Therapeutics, Inc., dated March 28, 2024.	8-K	001-37798	3.2	3/28/2024
3.2	Amended and Restated By-laws of Cartesian Therapeutics, Inc.	8-K	001-37798	3.2	11/13/2023
4.1(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-37798	3.4	11/13/2023
4.1(b)	Certificate of Amendment to the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, dated March 26, 2024.	8-K	001-37798	3.1	3/28/2024
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock	8-K	001-37798	3.1	7/2/2024
4.3	Form of Registration Rights Agreement	8-K	001-37798	10.2	7/2/2024
10.1#	Amended and Restated Cartesian Therapeutics, Inc. 2016 Incentive Award Plan and form of agreements thereunder	S-1	333-281204	10.1	8/2/2024
10.2#	Non-Employee Director Compensation Program	S-1	333-281204	10.6	8/2/2024
10.3#	Amended and Restated 2018 Inducement Incentive Award Plan and form of agreements thereunder	S-1	333-281204	10.3	8/2/2024
10.4	Securities Purchase Agreement, dated as of July 2, 2024, by and between Cartesian Therapeutics, Inc. and each purchaser identified on Annex A thereto	8-K	001-37798	10.1	7/2/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith
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

CARTESIAN THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Blaine Davis
Blaine Davis
Chief Financial Officer
(Principal Financial Officer)