Form 10-K
period 2024-12-31
Cartesian Therapeutics, Inc.
filed 2025-03-13
CIK 1453687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Stock Market on June 28, 2024, the last business day of the registrant’s most recently completed second quarter, was $193,901,954.
As of February 28, 2025, the registrant had 25,907,101 shares of common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or the Annual Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, the plans and objectives of management for future operations and future results of anticipated products, and the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•our dependence on third-parties, including contract research organizations, or CROs, in the conduct of our pre-clinical studies and clinical trials;
•the efficacy and safety profile of our product candidates;
•the potential therapeutic benefits and economic value of our product candidates;
•the timing and results of preclinical studies and clinical trials;
•the potential impairment of our goodwill and indefinite lived intangible assets;
•the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, current or potential bank failures;
•global events, including the ongoing conflicts between Russia and Ukraine and between Hamas and Israel and geopolitical tensions in China on our operations;
•the impact of political uncertainty on our product development;
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
•the impact of pandemics or similar events on our operations, the continuity of our business, including our preclinical studies and clinical trials, and general economic conditions;
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
Overview
We are a clinical-stage biotechnology company pioneering mRNA cell therapy for the treatment of autoimmune diseases. We leverage our proprietary technology and manufacturing platform to introduce one or more mRNA molecules into cells to enhance their function. Unlike DNA, mRNA degrades naturally over time without integrating into the cell’s genetic material. Therefore, our mRNA cell therapies are distinguished by their capacity to be dosed repeatedly like conventional drugs, administered in an outpatient setting, and given without pre-treatment chemotherapy required with many conventional cell therapies. In a placebo-controlled Phase 2b clinical trial in patients with myasthenia gravis, or MG, a chronic autoimmune disease that causes disabling muscle weakness and fatigue, we observed that our lead product candidate, Descartes-08, generated a deep and durable clinical benefit where we observed an average MG-ADL (Activities of Daily Living) reduction of 5.5 points at Month 4 with a third of patients achieving minimal symptom expression at Month 6 and 80% of participants reaching Month 12 maintained a clinically meaningful response. Durability of response in MG is commonly measured over a period of 26 to 52 weeks, and maintenance of response over that period is considered durable.
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
Cell therapies have the potential to provide this benefit, but conventional cell therapies that use DNA are associated with toxicities, including cytokine release syndrome, or CRS, neurotoxicity, transformation to cancer, and death. Further, conventional cell therapies typically require pre-treatment with chemotherapy, which suppresses the immune system and increases the risk of infection, anemia, and neurotoxicity. As a result, conventional DNA cell therapies typically require close monitoring in an inpatient setting, increasing the total cost of care and generally limiting their reach to only the sickest patients.
We believe our mRNA cell therapies have the potential to deliver deep, durable clinical benefit to a broad group of patients with autoimmune diseases because they can be administered over a short period of time, in an outpatient setting, and without pre-treatment chemotherapy.
We are leveraging our proprietary technology and manufacturing platform to develop mRNA cell therapies for autoimmune diseases. Our mRNA CAR-T modality is a personalized approach that collects a patient’s T-cells and uses mRNA to introduce a chimeric antigen receptor, or CAR, into the cell. The CAR redirects the T-cells to target and destroy pathogenic self-reactive cells.
The table below summarizes key information about our development pipeline.

Our lead product candidate, Descartes-08, is an autologous mRNA CAR-T directed against the B cell maturation antigen, or BCMA, that we are developing for the treatment of autoimmune diseases. Descartes-08 has been granted Orphan Drug Designation and Regenerative Medicine Advanced Therapy, or RMAT, Designation by the FDA for the treatment of MG as well as a Rare Pediatric Disease Designation for the treatment of juvenile dermatomyositis.
Descartes-08 for the Treatment of MG
In July 2024, we reported topline results from a Phase 2b randomized, double-blind, placebo-controlled trial in patients with MG. The trial achieved its primary endpoint with statistical significance in the pre-specified modified intent-to-treat, or mITT, efficacy population, with 71% (10/14) of patients treated with Descartes-08 observed to have 5-point or greater improvements in MG Composite, or MGC, score at Month 3 compared to 25% (3/12) of patients treated with placebo (p=0.018). In addition, the trial also achieved its primary endpoint with statistical significance in the per-protocol population, with 69% (11/16) of patients treated with Descartes-08 observed to have 5-point or greater improvements in MGC score at Month 3 compared to 33% (5/15) of patients treated with placebo (p=0.048).
Consistent with previously reported results from the Phase 2a open-label portion of the trial, Descartes-08 responders experienced deep improvements across the MG severity scales at Month 3 (average MG-ADL (Activities of Daily Living) = -5.6; MGC= -8.3; QMG (Quantitative MG) = -5.0; QoL-15r (Quality of Life Revised Scale) = -7.9). A 2-point improvement in MG-ADL and 3-point improvement in MGC and QMG scales are considered “clinically meaningful” by expert consensus published in peer-reviewed journals. The improvements seen at Month 3 persisted or further improved in patients evaluated at their Month 4 (n=5) and Month 6 (n=3) follow-up visits, as of the June 19, 2024 data cutoff date.
In December 2024, we reported updated results from this trial. Deepening of responses was observed over time with participants included in the primary efficacy dataset who continued follow-up (n=12) experiencing an average MG-ADL reduction of 5.5 (±1.1) at Month 4. At Month 4, particularly deep responses were observed in participants without prior exposure to biologic therapies (n=7), including complement or neonatal fragment crystallizable receptor inhibitors, with an average MG-ADL reduction of 6.6 (±1.5). Responses were observed to further deepen at Month 6, with 33% (4/12) of participants in the primary efficacy dataset and 57% (4/7) of participants with no prior exposure to biologic therapy observed to have minimum symptom expression, defined as an MG-ADL score of 0 or 1. Responses were observed to be durable through Month 12, with 80% (4/5) of evaluable participants from the primary efficacy dataset maintaining a clinically meaningful response, defined as a reduction in MG-ADL score of at least 2 points. Of the two participants with no prior exposure to biologic therapy that reached Month 12, both maintained at least a clinically meaningful response, with one continuing to demonstrate minimum symptom expression.
Consistent with previously reported results from the Phase 2a open-label portion of the trial, Descartes-08 continued to be observed as well-tolerated, supporting outpatient administration without the need for lymphodepleting chemotherapy. Consistent with previously reported data, Descartes-08 was observed to be well-tolerated across the safety dataset (n=36), and adverse events were transient and mostly mild. Notably, there were no cases of CRS, and no cases of immune effector cell-associated neurotoxicity syndrome, or ICANS. In addition, treatment with Descartes-08 was not observed to lead to a decrease in vaccine titers for common viruses and was not associated with increased rates of infection or hypogammaglobulinemia.
Within this data readout, we also announced updated trial results from a Phase 2a open-label trial of Descartes-08 in patients with MG from certain retreated patients. Two participants were previously retreated, and experienced rapid improvement in clinical scores and maintained minimum symptom expression for up to one year after receiving a second treatment cycle. A third participant received a second treatment cycle and at the participant’s Month 2 visit, two weeks after the last Descartes-08 infusion, achieved a 4-point reduction in MG-ADL and 6-point reduction in MGC scores from baseline, without reports of CRS or ICANS. The time course and magnitude of treatment response upon retreatment were similar to the time course and magnitude of treatment response observed when the participants were first treated. Four of the seven remaining participants from the Phase 2a portion of the trial maintained clinically meaningful responses for at least one year following initial dosing.
We plan to commence our Phase 3 AURORA trial of Descartes-08 in patients with MG in the first half of 2025. The randomized, double-blind, placebo-controlled Phase 3 AURORA trial is designed to assess Descartes-08 versus placebo (1:1 randomization) administered as six weekly outpatient infusions without preconditioning chemotherapy in approximately 100 participants with acetylcholine receptor autoantibody positive, or AChR Ab+, MG. The primary endpoint will assess the proportion of Descartes-08 participants with an improvement in MG-ADL score of three points or more at Month 4 compared to placebo. Secondary endpoints will assess safety and tolerability and the proportion of participants with a reduction of four points or more in MGC score, as well as improvements in other validated MG severity scales, including Quantitative MG, QMG, and MG Quality of Life Revised Scale, or MG-QoL-15R. In January 2025, we received written agreement from the FDA under the Special Protocol Assessment, or SPA, process on the overall design of our planned AURORA trial. The SPA agreement indicates that the FDA has determined that the proposed trial design is acceptable to support a future Biologics License Application, or BLA, for Descartes-08 in MG, subject to the ultimate outcome of the trial.
Descartes-08 for the Treatment of Other Autoimmune Diseases
We are also developing Descartes-08 for the treatment of other autoimmune diseases. In July 2024, the first patient was dosed in our Phase 2 trial of Descartes-08 for the treatment of systemic lupus erythematosus, or SLE, a chronic autoimmune disease that causes systemic inflammation affecting multiple organ systems. A data readout of this trial is expected in the second half of 2025.
In December 2024, we filed an amendment to the investigational new drug application, or IND, for a pediatric basket trial for juvenile dermatomyositis, or JDM, juvenile SLE, juvenile MG, anti-neutrophil cytoplasmic antibody-associated vasculitis, as well as other conditions. Our Phase 2 basket trial in pediatric patients is expected to initiate in the second half of 2025. The FDA has also granted Descartes-08 Rare Pediatric Disease Designation for the treatment of JDM. The FDA grants Rare Pediatric Disease Designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 people in the United States. Under the FDA’s Rare Pediatric Disease Designation and priority review voucher programs, if Decartes-08 is approved for marketing in JDM, Cartesian may qualify for a priority review voucher that can be redeemed to receive priority review of a subsequent marketing application for a different product candidate.
Descartes-15
Descartes-15 is our next-generation autologous anti-BCMA mRNA CAR-T. In preclinical studies, we have observed Descartes-15 to be 10-fold more potent than Descartes-08. We are testing the safety of Descartes-15 in an open label, single-arm Phase 1 trial in patients with relapsed/refractory multiple myeloma. This trial remains ongoing with three patients dosed to date. We expect that the Phase 1 trial data will inform our clinical development plan for Descartes-15 in autoimmune diseases.
Limitations of Current DNA-Based Cell Therapy Treatments in Autoimmune Disease

Conventional DNA cell therapies have been associated with CRS, neurological toxicities and Parkinsonism, infection, risk of secondary malignancy, and death. The acute toxicities are from exponential amplification of the modified cell, and the pre-treatment chemotherapy administered to enable cell amplification.
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
Limitations of Current Biologic Treatments in Autoimmune Disease
Currently approved biologic therapies for MG, such as complement inhibitors and FcRn inhibitors have significantly improved treatment options, but they come with limitations such as incomplete response, immunosuppression risks, high treatment burden, lack of disease modification and potential for emerging resistance.
Not all patients with AChR+ MG respond adequately to currently approved biologics. The variability in treatment response may be due to differences in disease mechanisms, with some patients having disease drivers beyond complement activation (for complement inhibitors) or immunoglobulin G, or IgG, reduction (for FcRn inhibitors). Additionally, some individuals experience an initial improvement but later lose response, requiring adjustments in their treatment strategy.
Biologic therapies used for MG can increase the risk of infections. Complement inhibitors in particular, heighten susceptibility to Neisseria infections, necessitating vaccination and, in some cases, prophylactic antibiotic use. Patients receiving FcRn inhibitors may also experience an increased risk of infections due to immunoglobulin depletion. The long-term safety of these treatments remains an area of active study.
Currently approved biologic therapies require frequent infusions, which can be burdensome for patients. Efgartigimod requires weekly infusions in repeated cycles, while eculizumab is administered every two weeks and ravulizumab every eight weeks. While ravulizumab reduces the frequency of infusions compared to eculizumab, both of these treatments require ongoing maintenance, which may impact patient quality of life. Access to infusion centers or home infusion services further adds to the logistical challenges.
All existing biologic therapies for MG manage symptoms rather than addressing the root cause of the disease. These treatments do not eliminate the underlying autoimmune process or autoreactive B and T cells, meaning patients typically require lifelong therapy. While symptom control is critical, the need for continuous treatment highlights the unmet need for therapies that could induce long-term remission.
Finally, the effectiveness of complement inhibitors may vary among patients due to differences in complement system activity or genetic factors. Some individuals may have upregulated alternative complement pathways or specific gene polymorphisms that reduce the efficacy of eculizumab and ravulizumab. This variability underscores the importance of identifying biomarkers that could help predict response and guide personalized treatment strategies.
Our Autoimmune Disease Solution
We believe that mRNA cell therapy has the potential to be a potent yet safer alternative to DNA cell therapy for treating autoimmune diseases. As the data in our clinical trials indicates, the mRNA cell therapies we are developing have the potential to deliver deep and durable clinical benefits to many patients with autoimmune diseases because they can be administered over a short period of time, in an outpatient setting, and without pre-treatment chemotherapy. These attributes may extend the reach and potential of mRNA cell therapy to a broader group of patients with autoimmunity.
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
As of December 31, 2024, we have administered Descartes-08 to over 100 patients suffering from one of MG, multiple myeloma, and other diseases in open-label trials on an outpatient basis, many at community clinics. We have not observed product-related CRS, neurotoxicity or infection of any grade. The most common product-related adverse events observed, headache, nausea, and fever, were self-limited and resolved within 72 hours of onset. One participant with MG with a history of allergic reaction to biologics developed hives after the third infusion and was hospitalized for monitoring. The patient’s hives resolved completely after a brief course of steroids.
Our Product Candidates
Descartes-08
Descartes-08, our lead mRNA cell therapy candidate, is an autologous mRNA CAR-T product targeting BCMA in clinical development for generalized MG and SLE. In contrast to conventional DNA-based CAR T-cell therapies, mRNA CAR-T administration is designed to not require preconditioning chemotherapy, can be administered in the outpatient setting, and does not carry the risk of genomic integration associated with cancerous transformation. Descartes-08 has been granted Orphan Drug Designation and RMAT Designation by the FDA for the treatment of MG, and Rare Pediatric Disease Designation for the treatment of JDM.
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
Clinical Development
To date, we have completed the Phase 1/2 trial of Descartes-08 in MG, which consisted of a Phase 1b portion, a Phase 2a portion, and a Phase 2b portion.
The primary objective of the Phase 1b portion of the trial was to determine the maximum tolerated dose of Descartes-08 for patients with MG. We observed Descartes-08 to be well-tolerated by the three patients who participated in this portion of the trial with no CRS or other serious product-related adverse events.
The primary objective of the Phase 2a portion of the trial was to determine the optimal dosing schedule for patients with MG using the highest dose level tested in Phase 1b (52.5 x106 cells/kg). This portion of the trial was designed to assess the safety and preliminary efficacy of Descartes-08 when administered across three different treatment schedules (six doses given twice-weekly, once-weekly, or once-monthly). This portion of the trial evaluated 11 patients with particularly advanced disease as assessed by both patient and clinician-reported outcomes. 79% of the 14 patients included in the Phase 1b and Phase 2a portions of the trial were classified at screening to have Class III or IV disease, as defined by the Myasthenia Gravis Foundation of America, indicating they had moderate-to-severe weakness affecting their muscles.

The results of the Phase 2a portion of the trial, published in the Lancet Neurology in July 2023, indicated that after six weekly infusions of Descartes-08, the average improvement in all disease severity scores was three-to-five-fold greater than what is considered clinically meaningful by expert consensus. As shown in the figure below, clinical improvements persisted in all patients at Month 9, and in five of the seven remaining patients at a final, 12-month follow-up. Descartes-08 was observed to be well-tolerated with no reports of dose-limiting toxicities, CRS or neurotoxicity.

A–C: Mean change from Baseline (line) and standard error (bands) in Myasthenia Gravis Activities of Daily Living Score (MG-ADL, A), Quantitative Myasthenia Gravis Score (QMG, B), Myasthenia Gravis Composite Score (MGC, C) during 12 months of follow-up for MG-001 participants who received six once-weekly doses (n=7). MG-ADL is self-reported; MGC and QMG are neurologist-assessed.
All three participants with detectable anti-acetylcholine receptor antibody levels before treatment had an average 42% reduction in antibody levels by Month 6. These reductions deepened to 68% by Month 9 and persisted at Month 12. In summary, we observed continued clinical improvement and autoantibody reductions after BCMA directed mRNA CAR-T treatment for MG that persisted through the one-year follow-up period.
Follow-on results of the Phase 2b portion of the trial were presented in December 2024. The trial reached its primary endpoint to assess the proportion of patients achieving a five-point or greater reduction in their MGC score at day 85. Patients received six weekly infusions at the dose established in Phase 1b (52.5 x106 cells/kg). The trial also involved a crossover component, in which any patient originally assigned to placebo was given the opportunity to receive Descartes-08 after completing trial treatment.
In the Phase 2b trial, we observed a deepening of responses after Month 3 in the primary efficacy data set. Two MG composite responders at Month 3 withdrew from the study before Month 4 for personal reasons (total number of participants at Month 4 and Month 6 was 12). Of the 12 participants as of the readout date, eight had reached Month 9 follow-up and five had reached Month 12 follow-up, thus completing the trial. Results of the study showed an average MG-ADL reduction of 5.5 points at Month 4 (chart below on the left) and an average MGC reduction of 7.1 for Descartes-08 treated patients (chart below on the right), both of which exceed the thresholds clinicians generally consider clinically meaningful, defined as a reduction in MG-ADL score of at least two points and a reduction in MGC score of at least three points. Additionally, at Month 6, one third of all participants were observed to achieve minimal symptom expression. This is consistent with what we observed in the Phase 2a trial, where deepest responses were observed to occur at Month 6 and Month 9.

Additionally, 80% of all participants who reached Month 12, including both responders and non-responders at Month 3, were observed to maintain clinically meaningful responses as measured by both MG-ADL and MGC. We also observed that 57% of the participants with no prior exposure to biologic therapy, achieved minimal symptom expression at Month 6. Of the two participants with no prior exposure to biologic therapy that reached Month 12, both were observed to maintain at least a clinically meaningful response with one continuing to maintain minimal symptom expression.
The safety profile observed in the follow-up portion of the Phase 2b trial was in line with what we reported at the time of our top line data readout as well as the Phase 2a portion of the trial. Of note, there was a Grade 2 upper respiratory infection reported in both the Descartes-08 and placebo groups. There were no other new adverse events, or AEs, reported, including no hypogammaglobulinemia and other infections and no difference in vaccine titers between Descartes-08 and placebo.

We previously reported that there were three participants in the Phase 2a portion of the trial who were observed to have a response to Descartes-08, but then reverted to baseline, two patients one year after treatment and the other 1.5 years after treatment. As previously reported, there were two participants who were retreated and experienced rapid improvements in clinical scores and maintained minimum symptom expression for up to one year after receiving a second treatment cycle. The time course and magnitude of treatment response upon retreatment were similar to those seen when the participants were first treated. Notably, in the one participant who completed their 12-month retreatment follow-up visit, the duration of response was observed to be longer than that patient’s initial response, and this patient had maintained minimum symptom expression at Month 12. The third retreated participant, at their Month 2 visit, which was 2 weeks after their last Descartes-08 infusion, achieved a 4-point reduction in MG-ADL and 6-point reduction in MGC scores from baseline, without reports of CRS or ICANS.

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
Next Steps
We recently initiated a multi-center open-label single-arm Phase 2 trial, for which we have received FDA IND allowance. The primary objective of this trial is to evaluate the safety, tolerability, and manufacturing feasibility of Descartes-08 mRNA CAR-T cells administered as six once-weekly outpatient infusions of 52.5x106 cells/kg without pre-treatment chemotherapy in approximately 30 patients with SLE. We also filed an amendment to the IND application with our Descartes-08 product candidate in pediatric autoimmune disease in December 2024. This Phase 2 SLE trial of Descartes-08 remains ongoing and a preliminary data readout is expected in the second half of 2025.
Descartes-15
Descartes-15 is a next-generation, autologous anti-BCMA mRNA CAR-T. Using our proprietary technology and manufacturing platform, we designed Descartes-15 to be more resistant than Descartes-08 to recycling of the CAR upon multiple antigen exposures. We believe this is a particularly important feature to increase the durability of CAR expression on the surface of these cells. We observed that Descartes-15 was 10-fold more potent than Descartes-08 in preclinical studies, as illustrated in the below charts. In November 2023, we received IND allowance from the FDA to initiate the Phase 1 trial to test the safety of Descartes-15 in patients with multiple myeloma and dosing is underway in this trial.
Next Steps
The Phase 1 dose escalation trial is designed to assess the safety and tolerability of outpatient Descartes-15 administration in patients with multiple myeloma. Following the Phase 1 dose escalation trial, we expect to subsequently assess Descartes-15 in autoimmune indications.

Manufacturing
We have established wholly-owned internal manufacturing and research and development capabilities, which allow us to optimize processes rapidly and in an iterative manner. Our main manufacturing facility is located in Frederick, Maryland, and operates under current good manufacturing practice, or cGMP. This facility has sufficient capacity to support current clinical needs and can potentially transition to support commercial manufacturing of our maturing pipeline of innovative mRNA cell therapies for the treatment of autoimmune diseases. We believe the Frederick facility will allow us to scale our wholly-owned, in-house cGMP manufacturing capabilities for late-stage clinical and commercial supply of our mRNA cell therapy product candidates, while continuing to maintain control over product quality and production. We also maintain additional manufacturing space located in Gaithersburg, Maryland.
We manufacture Descartes-08 in-house and are typically able to process and release lots for infusion within approximately three weeks. Our autologous cell therapy product candidates, including Descartes-08, are manufactured on a patient-by-patient basis. We have optimized our manufacturing processes through over 200 cGMP runs.
Intellectual Property
Our success depends in part on our ability to obtain, maintain, protect, defend and enforce proprietary protection for our drug candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the proprietary rights of others, and in part on our ability to prevent others from infringing, misappropriating or violating our proprietary rights. A discussion of risks relating to intellectual property is provided under the section titled “Risk Factors—Risks Related to Our Intellectual Property.”
We intend to continue developing intellectual property, and we intend to aggressively protect our position in key technologies. Our patents are focused on several key technologies, including the use of our mRNA CAR-T technology and other developments in our mRNA cell therapy pipeline. As of December 31, 2024, we had seven issued patents worldwide, including three patents issued in the United States (U.S. Patent Nos. 10,934,337, 11,220,535, and 11,999,773) and four patents issued outside the United States (Japanese Patent No. 7,379,654, Canadian Patent No. 3,158,025, Israeli Patent No. 285909, and Korean Patent No. 102588292. Our issued patents and any patents issuing from our pending applications are set to expire on various dates in 2040 through 2044. Additionally, as of December 31, 2024, we had 13 patent applications pending worldwide, including three U.S. applications, eight applications in ex-U.S. jurisdictions, and 2 International (PCT) applications. A patent granted on U.S. Patent Application No. 18/654,279 will expire on March 13, 2040, a patent granted on U.S. Patent Application No. 17/919,092 will expire on April 15, 2041, and a patent granted on U.S. Patent Application No. 18/292,670 will expire on July 28, 2042, barring any potential patent term adjustment or terminal disclaimers. These U.S. patent applications are directed to compositions of matter, and U.S. Patent Application No. 18/292,670 is also directed to methods of use. In addition, PCT/US2024/020251 was filed on March 15, 2024, a composition-of-matter and method-of-use PCT application, and any national stage application based on it will expire on March 15, 2044. Also, PCT/US2024/020815 was filed on March 20, 2024, a composition-of-matter and method-of-use PCT application, and any national stage applications based on it will expire on March 20, 2044. In addition, a patent granted on any of European patent application 20773688.5, AU 2020241428, CA 3199205, CN 202080020956.1, IN 202117036675, KR 2023-7034215, or MX/a/2021/011196 will expire March 2040 and a patent granted on European patent application 21789568.9 will expire April 2041. All of these patent applications are composition-of-matter applications. In addition, we had two registered marks protecting our brand and prospective products both domestically and internationally. With respect to the legacy Selecta assets, as of December 31, 2024, we had (i) 102 issued patents worldwide, including 11 patents issued in the United States and 91 issued outside the United States, set to expire on various dates in 2032 through 2043, (ii) 65 patent applications pending worldwide, including 12 U.S. applications and 53 applications outside the United States and (iii) two registered marks.
In addition to patent protection, we also rely on trade secrets, know-how, trademarks, confidential information, other proprietary information and continuing technological innovation to develop, strengthen and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, consultants, contractors and collaborators, third-parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality and invention assignment agreements upon the commencement of employment or consulting relationships with us. However, such confidentiality agreements can be breached, and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see the section titled “Risk factors—Risks Related to Our Intellectual Property.”

Key Agreements
Biogen License Agreement
On September 8, 2023, we entered into a non-exclusive, sublicensable, worldwide, perpetual license agreement, or the Biogen Agreement, with Biogen MA, Inc., or Biogen, to research, develop, make, use, offer, sell and import products or processes containing or using an engineering T-cell modified with an mRNA comprising, or encoding a protein comprising, certain sequences licensed under the Biogen Agreement for the prevention, treatment, palliation and management of autoimmune diseases and disorders, excluding cancers, neoplastic disorders, and paraneoplastic disorders. We are not obligated to pay Biogen any expenses, fees, or royalties.
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
NCI License Agreement
Effective September 16, 2019, we entered into a non-exclusive, worldwide license agreement, or the NCI Agreement, with the U.S. Department of Health and Human Services, represented by the National Cancer Institute of the National Institutes of Health, or NCI.
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
The NCI Agreement terminates upon the expiration of the last to expire of the patent rights licensed thereunder, if not sooner terminated. The NCI License Agreement encompasses patents and patent applications in the PCT/US2013/032029 patent family, which was filed March 15, 2013. In general, all patents that issue in this family have an expected expiration of March 15, 2033, subject to potential patent term adjustments and/or extensions. For the U.S. patents and applications in this family, only two patents were awarded patent term adjustments. U.S. Patent 9,765,342 was awarded 297 days of patent term adjustment, which would extend the expiration date of this patent to January 6, 2034, absent any challenges to the patent term. The other patent, U.S. Patent 10,876,123, was awarded three days of patent term adjustment, but this patent is subject to terminal disclaimers filed against other family members, so this patent will not extend beyond the March 15, 2033 date. The other issued patents in this family were not awarded any patent term adjustment, so the expected expiration date for these patents also remains March 15, 2033. There is also a pending patent application which, if issued, will expire on March 15, 2033, but could also be subject to patent term adjustment and to any potential future terminal disclaimers. NCI has the right to terminate this agreement, after giving written notice and providing a cure period in accordance with its terms, if we are in default of a material obligation. We have the unilateral right to terminate the agreement in any country or territory by giving NCI 60 days’ written notice. We agreed to indemnify NCI against any liability arising out of our, sublicensees’ or third-parties’ use of the licensed patent rights and licensed products or licensed processes developed in connection with the licensed patent rights.
Sobi License Agreement
On June 11, 2020, we entered into a License and Development Agreement with Swedish Orphan Biovitrum AB (publ.), or Sobi, which was amended on October 31, 2023, or, as so amended, the Sobi License. Pursuant to the Sobi License, we granted Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize a drug candidate known as SEL-212, which is currently in development for the treatment of chronic refractory gout. Pursuant to the Sobi License, Sobi agreed to make milestone payments totaling up to $630.0 million to us upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Any proceeds received from milestone payments or royalties relating to the Sobi License would be required to be distributed to holders of CVRs, net of certain deductions.
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

We believe our cell therapy product candidates are subject to regulation in the United States as “biologics” or “biological products.” We expect to seek approval of Descartes-08 through a single BLA reviewed by FDA’s Center for Biologics Evaluation and Research, or CBER.
Biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or the FD&C Act, and the Public Health Service Act, or the PHS Act, and other federal, state, local and foreign statutes and regulations. Descartes-08 and any other product candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries.
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
The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND which must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns, non-compliance with regulatory requirements, or other issues. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. In addition to these requirements, biological product candidates may also require evaluation and assessment by an institutional biosafety committee, or IBC, that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at an institution participating in a clinical trial..
Clinical trials are conducted under protocols detailing the objectives of the clinical study, dosing procedures, patient selection and exclusion criteria, and the parameters to be used to monitor patient safety. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations, including with respect to good clinical practice, or GCP, requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an institutional review board, or IRB, at or servicing each institution at which the clinical study will be conducted. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
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
Cell and gene therapy products may differ from the traditional clinical trial phases. For example, clinical trials for cell and gene therapy products are often structured as a hybrid Phase 1/2 trial where a small group of participants with the disease are enrolled and both safety and efficacy tests are performed.
Through the SPA process, a sponsor may seek agreement from the FDA on critical features of a proposed protocol for their adequacy to support marketing approval. In response to a request for an SPA agreement, the FDA issues a letter to the sponsor indicating its agreement or non-agreement with elements of the proposed protocol. An SPA agreement documents the FDA’s concurrence with the adequacy and acceptability of specific critical elements of the protocol design, and the FDA may not change an SPA agreement once the trial is underway unless the sponsor or applicant agrees in writing or the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the drug after the testing has begun. Even if the sponsor conducts the trial in accordance with an SPA agreement and the trial meets its endpoints with statistical significance, there is no guarantee that the FDA will accept or approve a marketing application. For example, the FDA could determine that the overall balance of risks and benefits for the product candidate is not adequate to support approval, or only justifies approval for a narrow set of clinical uses or approval with restricted distribution or other post-approval requirements or limitations.
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
Within 60 days following submission of the application, the FDA conducts a preliminary review of a BLA to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information before deciding whether to accept a BLA for filing. The FDA may refuse to file any BLA that it deems incomplete or otherwise not reviewable and may request additional information. If the submission is accepted for filing, the FDA substantively reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, and manufactured in accordance with appropriate procedures and controls to ensure product quality. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a non-binding recommendation on approval. The FDA may waive the review by an advisory committee and is not bound by the recommendation of an advisory committee, but it often follows such recommendations. During the biological product approval process, the FDA also will review proposed product labeling and will determine whether a Risk Evaluation and Mitigate Strategy, or REMS, is necessary to assure the safe use of the biological product candidate. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.
Before approving a BLA, the FDA will inspect the facilities in which the product is manufactured to determine whether the manufacturing processes and facilities are in compliance with cGMPs. The FDA may also audit the clinical investigation sites to determine that they have complied with GCPs.
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
In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other application to market the “same drug” for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.
Descartes-08 has been granted Orphan Drug Designation for the treatment of MG..
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
Additionally, a product may be eligible for accelerated approval. The FDA may approve a product for a serious or life-threatening disease or condition based on a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product subject to accelerated approval perform adequate and well-controlled post-marketing clinical studies to confirm such benefit. The Food and Drug Omnibus Reform Act of 2022, or FDORA, added the failure to conduct post-approval studies with due diligence or to submit timely progress reports on such studies to the list of prohibited acts under the FD&C Act, which means that any such failures, whether they result from a sponsor’s actions or the actions of third-parties, could provide the basis for enforcement actions. In addition, the FDA currently requires as a condition for accelerated approval that promotional materials be submitted prior to use, which could adversely impact the timing of the commercial launch of the product.
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

In 2016, the 21st Century Cures Act established what the FDA describes as RMAT designation. The RMAT designation program is intended to facilitate an efficient development program for, and expedite review of, any product that meets the following criteria: (i) the product qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the product is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of Breakthrough Therapy Designation, including early interactions to discuss any potential surrogate or intermediate endpoints to be used to support accelerated approval, eligibility for rolling review and potential eligibility for priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites, including through expansion of trials to additional sites, as appropriate.
Descartes-08 has been granted RMAT designation for the treatment of MG.
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
We also must comply with the FDA’s advertising and promotion requirements, such as the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling, known as “off-label use,” and the requirement to balance information provided about a product’s benefits with important safety information. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions, expensive and onerous government investigations, and adverse publicity.
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
To our knowledge, the definition of “biosimilar” with regard to an mRNA-modified cell therapy has not been expressly stated in statute, regulation, or guidance, and has not been reviewed by a court. The regulatory pathway for a biosimilar to one of our products thus remains somewhat uncertain.
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
In the European Economic Area, or EEA, which is composed of the 27 member states of the European Union, or EU, plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. To obtain an MA in the EEA, we must submit a marketing authorization application, which is similar to the U.S. BLA. There are two types of MAs.
The EU MA, which is issued by the European Commission through the Centralized Procedure, is based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (comprising gene therapy, somatic cell therapy and tissue engineered products), among others. The Centralized Procedure is optional for other products containing a new active substance not yet authorized in the EEA, or for other products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.
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
EU law also provides opportunities for market exclusivity. Upon receiving MA, “new active substances” generally receive eight years of data exclusivity, which prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application, and an additional two years of market exclusivity, during which no generic or biosimilar product can be marketed. The ten years of exclusivity will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new active substance which would be eligible for the relevant periods of data and market exclusivity.
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for certain financial and exclusivity incentives. In particular, orphan medicinal products in the EU can receive ten years of market exclusivity, during which time no MA application shall be accepted, and no MA shall be granted for a similar medicinal product for the same indication. The 10-year market exclusivity for orphan medicinal products may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation. Additionally, MA may be granted to a similar product during the 10-year period of market exclusivity for the same therapeutic indication at any time in certain circumstances, including if the second applicant can establish in its application that its product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior.
In the EU, for any new medicinal product that is protected by or eligible for a supplementary protection certificate, pediatric clinical trials must be conducted in accordance with a pediatric investigation plan, or PIP, that has been approved by the EMA. Normally, the pediatric clinical trials must be completed before the initial MA application for the relevant indication. However, the EMA may grant a deferral of the studies in order not to delay the approval of the product in adults and the EMA may waive the requirement to conduct studies in certain circumstances, such as if the relevant condition does not occur in children. If pediatric clinical trials are completed in accordance with an agreed PIP, the product will be entitled to a six-month extension of its supplementary protection certificate. However, if the product is authorized as an orphan medicinal product, it is entitled to a two-year extension of its 10 years of orphan exclusivity and not to an extension of the supplementary protection certificate.
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
When conducting clinical trials in the EU, we must adhere to the provisions of the EU Clinical Trials Regulation (EU) No 536/2014. If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative, who shall be responsible for ensuring compliance with the sponsor’s obligations under the Regulation and be the addressee for all communications. The sponsor must take out a clinical trial insurance policy, and in most EU countries the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.
Prior to commencing a clinical trial in the EU, we must obtain a clinical trial authorization, or CTA, in each Member State in which the trial will be conducted. There is a centralized application procedure where one national authority leads the scientific review of the application, while each concerned member state complete an ethical review of any CTA. The application for a CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Any substantial changes to the trial protocol or other information submitted with the CTAs must be notified to or approved by the relevant competent authorities.
We are also subject to data privacy and security laws in the jurisdictions outside of the U.S. in which we are established, run clinical trials or in which we sell or market our products once approved. For example, in Europe we are subject to Regulation (EU) 2016/679 (General Data Protection Regular, or GDPR) in relation to our collection, control, processing and other use of personal data (i.e., data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the EEA, including the health and medical information of these participants. The GDPR is directly applicable in each EU Member State, however, it provides that EU Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes accountability and transparency obligations regarding personal data. We are also subject to EU rules with respect to cross-border transfers of personal data out of the EU and EEA. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are established or otherwise subject to the GDPR. A breach of the GDPR could result in significant fines, regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm. Moreover, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU.
Other Healthcare Laws
The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly (regardless of knowledge of this specific statute) and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers, and other third-parties on the other. The majority of states also similar have anti-kickback laws, which in some cases apply to items and services reimbursed by private insurance.
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
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. The EU recently adopted Regulation (EU) 2021/2282 on health technology assessment, which provides a framework for Member States to cooperate on health technology assessments at the EU level. The regulation is directly applicable in all EU Member States which is in a phased period of applicability since January 12, 2025, although pricing will still be determined nationally. Moreover, at the national level, EU Member States may restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products in the marketplace. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel trade (arbitrage between low-priced and high-priced member states) can further reduce prices. Special pricing and reimbursement rules may apply to orphan drugs. Inclusion of orphan drugs in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any product. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules of reimbursement may apply. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.
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
•The IRA delays the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries
•The IRA directs the Centers for Medicare and Medicaid Services, or CMS, to engage in price-capped negotiation for certain Medicare Part B and Part D products. Specifically, the IRA’s Price Negotiation Program applies to high-expenditure single-source drugs and biologics that have been approved for at least seven or 11 years, respectively, among other negotiation selection criteria, beginning with 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The negotiated prices will be capped at a statutorily determined ceiling price. There are certain statutory exemptions from the IRA’s Price Negotiation Program, such as for a drug that has only a single orphan drug designation and is approved only for an indication or indications within the scope of such designation. The IRA’s Price Negotiation Program is currently the subject of legal challenges.
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
The Trump Administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the biotechnology and pharmaceutical industries, transparency in decision making and ultimately the cost and availability of prescription drugs. Drug pricing is an active area for regulatory reform at both the federal and state levels, and additional significant changes to current drug pricing and reimbursement structures in the U.S. could be forthcoming. It remains unclear how any new legislation or regulation might affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained.
Employees and Human Capital Resources
At Cartesian Therapeutics, we consider human capital to be an essential driver of our business and successful strategy creation and execution. Our people, driven by our collaborative, pioneering, and patient-focused culture, propel our business forward, strengthening us for long-term success.
As of December 31, 2024, we had 66 full-time employees, 54 of whom are primarily engaged in research and development activities and 12 of whom are primarily engaged in corporate functions. 58% of our employees have at least one of a Masters, PhD, or MD degree. All employees reside and work in the United States and our employees are not represented by a labor union. We consider our employee relations to be strong and in good standing.
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
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. We make available on our website at www.cartesiantherapeutics.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. Additionally, our Code of Business Conduct and Ethics is available on our website. The hyperlink to our website is included as an inactive textual reference only, and the information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.

RISK FACTORS SUMMARY

Investing in our common stock involves various risks. You should carefully read and consider the matters discussed in this Annual Report under the heading “Risk Factors,” which include the following risks:
•We are a development-stage company, and we expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•We will need substantial additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed and on terms favorable to us, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•We develop our mRNA-based product candidates by leveraging our proprietary technology and our manufacturing platform, which is an unproven approach to the treatment of autoimmune disease. We are early in most of our clinical development efforts and may not be successful in our efforts to build a pipeline of product candidates and develop marketable drugs.
•Clinical drug development is inherently risky and involves a lengthy and expensive process, which is subject to a number of factors, many of which are outside of our control. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•We expect to continue to grow our manufacturing capabilities and resources and we must incur significant costs to develop this expertise and/or rely on third-parties to manufacture our products.
•We rely, and expect to continue to rely, on third-parties, including CROs, to conduct our clinical trials, and those third-parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials.
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

Risks Related to the Development of our Product Candidates
We develop our mRNA-based product candidates by leveraging our proprietary technology and our manufacturing platform, which is an unproven approach to the treatment of autoimmune disease. We are early in most of our clinical development efforts and may not be successful in our efforts to build a pipeline of product candidates and develop marketable drugs.
Our mRNA approach to develop product candidates for the treatment of autoimmune diseases is an unproven approach. Our most advanced product candidate, Descartes-08, is in the initial phase of Phase 3 clinical development. We have not demonstrated the ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial product, or arrange for a third-party to do so on our behalf, or conduct other sales and marketing activities necessary for successful product commercialization. We may have problems identifying new product candidates and applying our technologies to other areas. Even if we are successful in identifying new product candidates, they may not be suitable for clinical development, including as a result of manufacturing difficulties, harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
•design, initiation and completion of preclinical studies and clinical trials with positive results;
•reliance on third-parties, including but not limited to collaborators, licensees, clinical research organizations and contract manufacturing organizations;

•receipt of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates and not infringing or violating patents or other intellectual property of third-parties;
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
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with CROs or clinical trial sites;
•we may be unable to recruit suitable patients to participate in a clinical trial, the number of patients required for clinical trials of our product candidates may be larger than we expect, enrollment in these clinical trials may be slower than we expect or participants may drop out of these clinical trials at a higher rate than we expect, or enrollment could be affected by unforeseen geopolitical conflict;
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
•the supply or quality of raw materials or manufactured product candidates (whether provided by us or third-parties) or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or in a timely manner, or we may experience interruptions in supply;
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
Opening and conducting clinical trials at trial sites outside the United States may involve additional regulatory, administrative and financial burdens, including compliance with foreign and local requirements relating to regulatory submission and clinical trial practices. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCPs and the FDA must be able to validate the data from the trial through an onsite inspection, if necessary. Generally, the patient population for any clinical trials conducted outside the United States must be representative of the population for which we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Nonetheless, there can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our development of any applicable product candidates.
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
There exist several designations that we can apply for from the FDA and other regulators that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives as well as the potential for post-approval exclusivity for a period of time. These designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, fast track status and priority review for our product candidates. For example, Descartes-08 has been granted Orphan Drug Designation and RMAT Designation by the FDA for the treatment of MG. Descartes-08 also received Rare Pediatric Disease Designation by the FDA for the treatment of JDM. We expect to seek one or more of these designations for our other current and future product candidates. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates that do qualify for these designations will be granted such designations or that the FDA will not revoke a designation it grants at a later date, or that Congress will not change the law about a designation.
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
Inadequate funding for the FDA and other government agencies and/or potentially shifting priorities under the new presidential administration could hinder the FDA’s and/or those other government agencies’ ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products, provide feedback on clinical trials and development programs, meet with sponsors and otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels; ability to hire and retain key personnel and accept the payment of user fees; and statutory, regulatory, and policy changes, among other factors. Average review times at the FDA may fluctuate as a result. In addition, government funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also increase the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions, which would adversely affect our business. For example, the Trump Administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If funding for the FDA is reduced, FDA priorities change or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions which could have a material adverse effect on our business.
Additionally, we have in the past received grant funding from the National Institutes of Health, or NIH, and under the terms of previously awarded grants we expect to continue to receive grant funding from the NIH. Although we do not consider any of these grants material to our business, a prolonged impact on the availability of grant funding from government agencies could adversely impact our business.

Risks Related to Manufacturing and our Dependence on Third-Parties
We expect to continue to grow our manufacturing capabilities and resources and we must incur significant costs to develop this expertise and/or rely on third-parties to manufacture our products.
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
To the extent that we have existing, or enter into future, manufacturing arrangements with third-parties, we depend, and will depend in the future, on these third-parties to perform their obligations in a timely manner and consistent with contractual and regulatory requirements, including those related to quality control and quality assurance. The failure of any CMO to perform its obligations as expected, or, to the extent we manufacture all or a portion of our product candidates ourselves, our failure to execute on our manufacturing requirements, could adversely affect our business in a number of ways, including:
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
We rely, and expect to continue to rely, on third-parties to conduct our clinical trials, and those third-parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials.
We rely, and expect to continue to rely, on third-parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials, including our planned Phase 3 clinical trials of Descartes-08. We also expect to rely on other third-parties to store and distribute drug supplies for our clinical trials.
While we rely on these third-parties for research and development activities, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP regulations, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials. If we or any of our CROs or third-party contractors fail to comply with applicable GCPs, the data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, www.ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.
Furthermore, these third-parties may also have relationships with other entities, some of which may be our competitors. If these third-parties do not successfully carry out their contractual duties, do not comply with confidentiality obligations, do not meet expected deadlines, experience work stoppages, terminate their agreements with us or need to be replaced, or do not conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may need to enter into new arrangements with alternative third-parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated, or may need to be repeated. If any of the foregoing occur, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates or in commercializing our product candidates.

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

We currently have no sales organization. If we are unable to establish effective sales, marketing and distribution capabilities, or enter into agreements with third-parties with such capabilities, we may not be successful in commercializing our product candidates if and when they are approved.
We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we obtain marketing approval, we will need to establish a sales and marketing organization or make arrangements with third-parties to perform sales and marketing functions and we may not be successful in doing so. We expect to build a focused sales and marketing infrastructure to market or co-promote our product candidates in the United States and potentially elsewhere, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
These third-parties compete with us in recruiting and retaining qualified scientific, sales and marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
The BPCIA was enacted as part of the ACA to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is still being interpreted and implemented by the FDA, and as a result, its ultimate impact, implementation, and meaning are subject to uncertainty. However, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
•HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•HIPAA, as amended by HITECH, and their respective implementing regulations, which also impose obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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
•state data privacy and price transparency laws, many of which differ from each other in significant ways and often are broader than and not preempted by HIPAA or the Sunshine Act, thus complicating compliance efforts; by way of example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context; and
◦similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the EU (including health data); in addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU.
Efforts to ensure that our business arrangements with third-parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom may recommend, purchase and/or prescribe our product candidates, if approved, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.
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
For example, the ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations administered by the U.S. Commerce Department’s Bureau of Industry and Security, U.S. customs regulations, various economic and trade sanctions regulations including those administered or enforced by relevant government authorities, such as by the U.S. Treasury Department’s Office of Foreign Assets Control or the U.S. Department of State, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. U.S. sanctions laws and regulations may govern or restrict our business and activities in certain countries and with certain persons. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other partners from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third-parties for clinical trials outside of the United States, to sell our product candidates abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Our violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
If we or third-parties we rely upon fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
We and our contract manufacturers and other third-parties with whom we do business are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including biological materials and chemicals. Our operations also produce hazardous waste products. We generally contract with third-parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
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

Risks Related to our Financial Position and Need for Additional Capital
We are a development-stage company, and we expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Except for the year ended December 31, 2022, we have incurred significant operating losses since our inception. We incurred a net loss of $77.4 million and $219.7 million for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $692.1 million. To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from collaboration and license arrangements and a credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. We expect to devote substantially all of our financial resources and efforts to developing our mRNA-based therapies for the treatment of autoimmune diseases, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of clinical development of most of our product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
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
We believe that our existing cash, cash equivalents and restricted cash as of December 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
We have net operating loss carryforwards, or NOLs, for federal and state income tax purposes that may be available to offset our future taxable income, if any. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. If the IRS, challenges our analysis that existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code.
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
We have recorded a material amount of goodwill and indefinite-lived intangible assets in connection with the Merger. We may record impairment charges, which would adversely impact our financial position and results of operations.
We have recorded a material amount of goodwill and indefinite-lived intangible assets on our balance sheet in connection with the Merger. We review our goodwill and intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, in accordance with Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other.
One potential indicator of goodwill impairment is whether the fair value of our equity, as measured by our market capitalization, is below the net book value of our equity. Whether our market capitalization triggers an impairment charge in any future period will depend on the underlying reasons for the decline in stock price, the significance of the decline and the length of time the stock price has been trading at such prices.
In addition, the determination as to whether our indefinite-lived intangible assets related to Descartes-08 are impaired is heavily dependent on the results of our ongoing clinical trials, as well as other factors, such as the potential market for Descartes-08, if approved.
In the event that we determine in a future period that impairment exists for any reason, we would record an impairment charge, which could be material and which would reduce the underlying asset’s value in the period such determination is made, which would adversely impact our financial position and results of operations.
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
The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner or in all jurisdictions. As we reach the statutory deadlines for deciding whether and where to initiate prosecution in specific foreign jurisdictions by filing national stage applications based on our Patent Cooperation Treaty, or PCT, applications, we will have to decide whether and where to pursue patent protection for the various inventions claimed in our patent portfolio, and we will only have the opportunity to obtain patents in those jurisdictions where we pursue protection. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third-parties, which may have an adverse impact on our business. We also cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete and thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.
In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents covering technology that we license from third-parties. We may also require the cooperation of our licensors to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Moreover, we have obligations under our licenses, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license could have a material adverse impact on our business.
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
We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or other patent office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third-parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. The issuance, scope, validity, enforceability and commercial value of our patents are subject to a level of uncertainty.
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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require all of our employees to assign their inventions to us, and we require all of our employees, consultants, advisors and any other third-parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how, and other confidential information and technology will not be subject to unauthorized disclosure or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how, and other information and technology. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we are unable to prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third-parties, we may not be able to establish or maintain a competitive advantage in our market, which could adversely affect our business and operations.
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
In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third-parties. We also seek to enter into confidentiality and invention or patent assignment agreements with our employees, advisors and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our trade secrets may also be obtained by third-parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, recent patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act America Invents Act, or the Leahy-Smith Act, included provisions that affect the way patent applications are prosecuted and may also affect patent litigation, including first-to-file provisions. A third-party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third-party. This requires us to be cognizant of the time from invention to filing of a patent application. Thus, for our U.S. patent applications containing a priority claim after March 16, 2013, the date such provisions became effective, there is a greater level of uncertainty in the patent law. Moreover, some of the patent applications in our portfolio will be subject to examination under the pre-Leahy-Smith Act law and regulations, while other patents applications in our portfolio will be subject to examination under the law and regulations, as amended by the Leahy-Smith Act. This introduces additional complexities into the prosecution and management of our portfolio.

In addition, the Leahy-Smith Act limits where a patentee may file a patent infringement suit and provides opportunities for third-parties to challenge any issued patent in the USPTO. These provisions apply to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a federal court action.
Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims because it may be easier for them to do so relative to challenging the patent in a federal court action. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
Third-parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third-parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third-party’s intellectual property rights, we cannot guarantee that our technology, product candidates or use of our product candidates do not infringe third-party patents.
We are aware of numerous patents and pending applications owned by third-parties, and we monitor patents and patent applications in the fields in which we are developing product candidates, both in the United States and elsewhere. However, we may have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates.
The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference or derivation proceedings before the USPTO and similar bodies in other countries. Third-parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future.
Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk we may be found, to infringe a third-party’s intellectual property rights, we could be required or may choose to obtain a license from such third-party to continue developing and marketing our product candidates and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

Claims that we have misappropriated the confidential information or trade secrets of third-parties could have a similar negative impact on our business.
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
Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. If we initiated legal proceedings against a third-party to enforce a patent, if and when issued, covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent-eligible subject matter. Grounds for unenforceability assertions include allegations that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third-parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Moreover, even if not found invalid or unenforceable, the claims of our patents could be construed narrowly or in a manner that does not cover the allegedly infringing technology in question. Such a loss of patent protection would have a material adverse impact on our business.
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
We currently have rights to certain intellectual property, through licenses from third-parties and under patents and patent applications that we own, to develop our product candidates. Because we may find that our programs require the use of proprietary rights held by third-parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third-parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.
If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of that program and our business and financial condition could suffer.
We may be subject to claims by third-parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
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
In addition, while it is our policy to require our employees, consultants, advisors and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third-parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Similarly, we may be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person’s obligations to a third-party, such as an employer, and thus, that the third-party has an ownership interest in the intellectual property arising out of work performed for us. Litigation may be necessary to defend against these claims.
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
Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than in the United States, assuming that rights are obtained in the United States and assuming that rights are pursued outside the United States. In this regard, in addition to the United States, we also seek to protect our intellectual property rights in other countries. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For all of the patent families in our portfolio, including the families that may provide coverage for our lead product candidate, the relevant statutory deadlines have not yet expired. Therefore, for each of the patent families that we believe provide coverage for our lead product candidate, we will need to decide whether and where to pursue additional protection outside the United States. In addition, the laws of some foreign countries, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, for our existing patent rights outside the United States and any foreign patent rights we may decide to pursue in the future, we may not be able to obtain relevant claims and/or we may not be able to prevent third-parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.
Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third-parties from so competing.
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
We are highly dependent on Carsten Brunn, Ph.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific, clinical, and manufacturing teams. Although we have entered into employment agreements or offer letters with Dr. Brunn and other executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
For example, in connection with the audit of our financial statements for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting. As of December 31, 2024, this material weakness has been remediated, but we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
•natural disasters, political and economic instability, including wars, events of terrorism and political unrest, outbreak of disease, including pandemics, boycotts, curtailment of trade and other business restrictions, economic sanctions, and economic weakness, including inflation;
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

Our business and operations, including our development programs, could be materially disrupted in the event of system failures, security breaches, violations of data protection laws or data loss or damage by us or third-parties on which we rely, including our CROs or other contractors or consultants.
Our internal computer systems and those of third-parties on which we rely, including our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could have a material adverse effect on our business operations, including a material disruption of our development programs. Unauthorized disclosure of sensitive or confidential patient or employee data, including personally identifiable information, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third-parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world. To the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. For example, the loss of or damage to clinical trial data, such as from completed or ongoing clinical trials, for any of our product candidates would likely result in delays in our marketing approval efforts and significantly increased costs in an effort to recover or reproduce the data.
We have previously been, and expect to remain, the target of cyber-attacks. As we become more dependent on information technologies to conduct our operations, cyber incidents, including deliberate attacks, such as ransomware attacks, and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication. These incidents pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data and these risks apply both to us, and to third-parties on whose systems we rely for the conduct of our business. While we do not believe the effect of these incidents has historically been material to our results of operations, financial condition or prospects, cyber threats are persistent and constantly evolving. Such threats have increased in frequency, scope and potential impact in recent years, which increases the difficulty of detecting and successfully defending against them. As cyber threats continue to evolve, we may be required to incur additional expenses in order to enhance our protective measures or to remediate any information security vulnerability. There can be no assurance that we or our third-party providers will be successful in preventing cyber-attacks or mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or destruction or loss of data and may incur significant additional expense to implement further data protection measures. It is also possible that unauthorized access to data may be obtained through inadequate use of security controls by our suppliers or other vendors.
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 64.5% of our outstanding voting stock as of December 31, 2024, assuming the conversion of all shares of all outstanding shares of Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or Series A Preferred Stock, and Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or Series B Preferred Stock, into common stock, or 68.4%, assuming no conversion of outstanding shares of Series A Preferred Stock and Series B Preferred Stock into common stock. As a result, if some or all of these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
Anti-takeover provisions in our charter documents and under Delaware law and the terms of some of our contracts could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.
Provisions in our restated certificate of incorporation, as amended, or the Charter, and amended and restated by-laws may delay or prevent an acquisition or a change in management. These provisions include a prohibition on actions by written consent of our stockholders and the ability of our board of directors, or the Board of Directors, to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us.
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
Furthermore, our Charter specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders. This provision of our Charter applies to actions arising under the Securities Act and the Exchange Act. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents and may result in increased litigation costs for our stockholders. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act generally creates concurrent jurisdiction for state and federal courts over suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
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
On February 21, 2024, Paul Wymer, a purported stockholder of our Company, filed an action against us and members of our Board of Directors in the U.S. District Court for the Southern District of New York, titled Wymer v. Cartesian Therapeutics, Inc., et al., No. 24-cv-01288. The complaint alleged that the defendants violated Sections 14(a) and 20(a) of the Exchange Act by failing to disclose purportedly material information to our stockholders in our Preliminary and Definitive Proxy Statements filed on January 31, 2024, and February 14, 2024, respectively, in connection with the solicitation of stockholder approval of a proposal to convert our Series A Preferred Stock into our common stock, subject to certain beneficial ownership limitations, or the Series A Conversion Proposal. The complaint sought injunctive relief enjoining or rescinding the Merger, issuance of an amended proxy statement, and attorneys’ fees and costs. Additional similar lawsuits may be filed. This action was subsequently dismissed on March 11, 2024.
On February 7, 2024, Justin Sloan, a purported stockholder of our Company, filed a putative class action on behalf of himself and similarly situated stockholders of the Company against our Company and members of our Board of Directors in the Court of Chancery of the State of Delaware, titled Sloan v. Barabe, et al., No. 2024-0105. The complaint alleged that the individual defendants breached their fiduciary duties by failing to disclose purportedly material information to our Company’s stockholders in our Preliminary Proxy Statement filed on January 31, 2024 in connection with the solicitation of stockholder approval of the Series A Conversion Proposal. The complaint seeks a temporary injunction against the stockholder vote on the Series A Conversion Proposal, compensatory damages, pre-and post-judgment interest, and attorneys’ fees and costs. At a telephonic hearing on February 28, 2024, the Court denied the Plaintiff’s motion to expedite the proceedings, rejecting Plaintiff’s argument that the lawsuit raised colorable disclosure claims warranting expedited treatment. Additional similar lawsuits may be filed. This action was subsequently dismissed on March 13, 2024.
On August 3, 2020, a stockholder of Selecta filed a stockholder derivative action, purportedly on behalf of Selecta and against certain current and former members of the Company’s Board of Directors, as well as one affiliated company owned by a current board member, in the Court of Chancery of the State of Delaware, namely Franchi v. Barabe, et al. The complaint alleged that the individual defendants breached their fiduciary duties and committed corporate waste when they authorized a private placement transaction, announced on December 19, 2019, at a price allegedly below fair value. The complaint further alleges that the four defendant directors who participated in the private placement were unjustly enriched in connection with the transaction. On September 25, 2020, the defendants filed a motion to dismiss the lawsuit. On November 6, 2020, the plaintiff filed an amended complaint, and the defendants filed a second motion to dismiss on January 8, 2021. On December 31, 2020, we received a litigation demand letter from two other putative stockholders relating to the same private placement transaction. On April 12, 2021, the Court of Chancery in the State of Delaware granted a motion to stay the litigation pending a review by a Special Committee appointed by the Company’s Board of Directors. While the litigation was stayed, the parties reached an agreement in principle to settle the matter, and on March 18, 2022, they submitted a Stipulation and Agreement of Settlement and other documentation to the Court for its approval of the settlement. On July 21, 2022, the Court held a settlement hearing, at which the settlement was approved. On August 1, 2022, the Court entered an Order and Final Judgment which dismissed the action, and all claims contained therein, with prejudice. We could receive other demands or be subject to other litigation. We intend to vigorously defend against any demands which we believe to be without merit.
There can be no assurance as to the outcome of any stockholder litigation. Unfavorable outcomes in class action litigation could require us to pay extensive damages, which could delay or prevent our ability to develop our product candidates and harm our operations.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
One of the key responsibilities of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly and through the Audit Committee, which conducts regular risk assessments related to all matters affecting the enterprise, including cybersecurity, and receives periodic reports on the Company’s cybersecurity risks and activities. Our Chief Financial Officer and our Senior Director, Head of IT are the Company employees responsible for developing and implementing a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We partner with external cybersecurity vendors to enact a layered defense approach with controls deployed that seek to meet the requirements of the NIST Cybersecurity Framework.
Our Chief Financial Officer has served as a biotechnology executive for 20 years, whose responsibilities have included direct oversight of his companies’ cybersecurity risks. Our Senior Director, Head of IT has served as an Information Technology professional for over ten years and has held senior IT positions across several companies including a large pharmaceutical company.
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. Our Senior Director, Head of IT oversees the cybersecurity program through risk management, employee security training, and oversight and escalation of threat monitoring and incident response. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. In the event of a major security incident, we have established an escalation path for stakeholder notification and remediation efforts, and major incidents are immediately escalated to the Head of IT, Chief Financial Officer, and Chief Operations Officer. In 2024, we proactively conducted a thorough and robust cybersecurity assessment, performed by an external cybersecurity partner, to evaluate our risks and identify key areas to improve our cybersecurity posture. We have implemented processes when evaluating third-party service providers, for example by reviewing available audit reports including the System and

Organization Controls (SOC 2) reports and requesting disclosure of any previous cybersecurity events. We also perform quality audits of certain regulated vendors, which includes an assessment of the vendor’s information technology system and associated controls.
Additionally, we conduct periodic risk assessments to identify and monitor against potential cybersecurity threats and incidents, as well as assess for any changes in our business practices that may affect our cybersecurity position. This risk oversight includes identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks and address any identified gaps in existing safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity program is delegated to our Senior Director, Head of IT, who reports on IT operations, risk mitigation and assessment efforts, and other general cybersecurity matters to our Chief Financial Officer, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards.
We continue to work with third-party cybersecurity vendors to assist us in best practices for implementing strengthened cybersecurity procedures. All Company employees and third-party vendors are instructed to promptly report any suspected breach of its security measures that may affect our Company to the Senior Director, Head of IT. Our Chief Financial Officer and Senior Director, Head of IT provide periodic briefings to the Audit Committee regarding our Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third-parties, and related matters. The Audit Committee provides regular updates to the full Board of Directors on such reports.
We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Item 2. Properties
Our corporate headquarters are currently located at 7495 New Horizon Way, Frederick, Maryland and consists of 29,050 total square feet of integrated manufacturing and office space under a lease that expires in June 2031. Additionally, we lease approximately 7,909 total square feet of office, laboratory, and manufacturing space in Gaithersburg, Maryland under a lease that expires in January 2027 and 32,294 total square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in May 2028.

Item 3. Legal Proceedings
None.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is publicly traded on The Nasdaq Stock Market under the symbol “RNAC.”
Holders
As of February 28, 2025, there were approximately 25,907,101 shares of our common stock outstanding held by approximately 107 holders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2019 and December 31, 2024, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 at the market close on December 31, 2019 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any of our equity securities during the quarter ended December 31, 2024.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biotechnology company pioneering mRNA cell therapy for the treatment of autoimmune diseases. We leverage our proprietary technology and manufacturing platform to introduce one or more mRNA molecules into cells to enhance their function. Unlike DNA, mRNA degrades naturally over time without integrating into the cell’s genetic material. Therefore, our mRNA cell therapies are distinguished by their capacity to be dosed repeatedly like conventional drugs, administered in an outpatient setting, and given without pre-treatment chemotherapy required with many conventional cell therapies. In a placebo-controlled Phase 2b clinical trial in patients with myasthenia gravis, or MG, a chronic autoimmune disease that causes disabling muscle weakness and fatigue, we observed that our lead product candidate, Descartes-08, generated a deep and durable clinical benefit where we observed an average MG-ADL reduction of 5.5 points at Month 4 with a third of patients achieving minimal symptom expression at Month 6 and 80% of participants reaching Month 12 maintained a clinically meaningful response. Durability of response in MG is commonly measured over a period of 26 to 52 weeks, and maintenance of response over that period is considered durable.
Merger
On November 13, 2023, the Company (formerly known as Selecta) merged with the private Delaware corporation which, immediately prior to the Merger, was known as Cartesian Therapeutics, Inc., in accordance with the terms of the Merger Agreement, by and among Selecta, First Merger Sub, Second Merger Sub, and Old Cartesian. Pursuant to the Merger Agreement, First Merger Sub merged with and into Old Cartesian, pursuant to which Old Cartesian was the surviving corporation and became a wholly owned subsidiary of Selecta. Immediately following the First Merger, Old Cartesian merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity. In connection with the Second Merger, Old Cartesian changed its name to Cartesian Bio, LLC. In connection with the Merger and pursuant to the Merger Agreement, the Company changed its corporate name to Cartesian Therapeutics, Inc. See Note 4 of the accompanying notes to the consolidated financial statements appearing elsewhere in this Annual Report.
Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants, collaboration and license arrangements and a credit facility. We do not have any products approved for sale and have not generated any product sales.
Except for the year ended December 31, 2022, we have incurred significant operating losses since our inception. We incurred a net loss of $77.4 million and $219.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $692.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
•advance Descartes-08 for MG into Phase 3 development;

•continue to develop our preclinical and clinical-stage product candidates;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•maintain, expand and protect our intellectual property portfolio, including through licensing arrangements;
•hire additional staff, including clinical, scientific and management personnel; and
•incur additional costs associated with continuing to operate as a public company.
The following table presents our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Legacy Selecta programs	$6,150	$31,826
Descartes-08 for MG	12,142	343
Early stage programs	1,028	595
Research and development employee expenses	11,952	18,363
Research and development stock-based compensation expense	3,217	12,985
Research and development facilities and other expenses	10,616	7,148
Total research and development expenses	$45,105	$71,260
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
Concurrently with the closing of the Merger, we entered into a securities purchase agreement, or the 2023 Securities Purchase Agreement, pursuant to which we agreed to issue 149,330.115 shares of Series A Preferred Stock, in exchange for aggregate gross proceeds of $60.25 million, or the 2023 Private Placement. We granted customary registration rights to investors in connection with the 2023 Private Placement.
On July 2, 2024, we entered into a securities purchase agreement, or the 2024 Securities Purchase Agreement, for a private investment in public equity financing, or the 2024 Private Placement, which provided for the issuance of 3,563,247 shares of common stock and 2,937,903 shares of Series B Preferred Stock, each at a purchase price of $20.00 per share. The 2024 Private Placement resulted in gross proceeds of approximately $130.0 million before deducting placement agent fees and other offering expenses. We granted customary registration rights to investors in connection with the 2024 Private Placement.
We believe that our existing cash, cash equivalents, and restricted cash as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
The consolidated financial information presented below includes the accounts of Cartesian Therapeutics, Inc. and our wholly owned subsidiaries, Selecta (RUS) LLC, a Russian limited liability company, or Selecta (RUS), Selecta Biosciences Security Corporation, a Massachusetts securities corporation which was dissolved in December 2024, and Cartesian Bio, LLC, a Delaware limited liability company, which is a variable interest entity for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.
Components of our Results of Operations
Collaboration and license revenue
To date, we have not generated any revenue from product sales. Our revenue consists primarily of collaboration and license revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amounts of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For further descriptions of the agreements underlying our collaboration and license revenue, see Notes 3 and 14 to our consolidated financial statements included elsewhere in this Annual Report.

Grant revenue
Additionally, we generate grant revenue which consists of funding received to perform specific research and development services under grant arrangements.
Research and development
Our research and development expenses consist of internal and external research and development costs, which primarily include fees paid to contract research organizations, internal manufacturing- and quality-related expenses, process development costs, internal research and development expenses, as well as fees paid to contract manufacturing organizations. These costs are primarily associated with compensation expenses for our research and development employees, capital equipment and supplies for our process development and manufacturing process, and other related expenses. Our internal research and development employees as well as our indirect costs are shared across multiple development programs and are not solely dedicated to individual programs.
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
Impairment of long-lived assets
Impairment of long-lived assets consists of impairment charges on our long-lived assets.
Interest income
Interest income consists primarily of income earned on our cash, cash equivalents and marketable securities.
Interest expense
Interest expense consists of interest expense on amounts borrowed under our credit facilities and loss on extinguishment of debt.
Other income, net
Other income, net consists of non-operating income and non-operating expenses.
Change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured quarterly at fair value with the change in fair value recognized as a component of earnings.
Change in fair value of contingent value right liability
The contingent value right liability is remeasured quarterly at fair value with the change in fair value recognized as a component of earnings.
Change in fair value of forward contract liabilities
The forward contract liabilities associated with the delayed issuance of the Series A Preferred Stock related to the Merger and 2023 Private Placement are remeasured quarterly and upon settlement at fair value with the change in fair value recognized as a component of earnings.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Increase (Decrease)
	2024	2023
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$38,275	$26,004	$12,271	47%
Grant revenue	638	—	638	100%
Total revenue	38,913	26,004	12,909	50%
Operating expenses:
Research and development	45,105	71,260	(26,155)	(37)%
General and administrative	30,126	40,450	(10,324)	(26)%
Impairment of long-lived assets	7,579	710	6,869	967%
Total operating expenses	82,810	112,420	(29,610)	(26)%
Operating loss	(43,897)	(86,416)	42,519	(49)%
Interest income	7,386	4,964	2,422	49%
Foreign currency transaction, net	—	38	(38)	(100)%
Interest expense	—	(2,833)	2,833	(100)%
Change in fair value of warrant liabilities	2,558	12,746	(10,188)	(80)%
Change in fair value of contingent value right liability	(36,900)	(18,300)	(18,600)	102%
Change in fair value of forward contract liabilities	(6,890)	(149,600)	142,710	(95)%
Other income, net	606	691	(85)	(12)%
Loss before income taxes	(77,137)	(238,710)	161,573	(68)%
Income tax (expense) benefit	(287)	19,000	(19,287)	(102)%
Net loss	$(77,424)	$(219,710)	$142,286	(65)%
Collaboration and license revenue
During the year ended December 31, 2024, we recognized $38.3 million of collaboration and license revenue, compared to $26.0 million for the year ended December 31, 2023, an increase of $12.3 million. The increase was primarily due to an increase in revenue recognized under the Sobi License resulting from the $30.0 million unconstrained development milestone recognized during the year ended December 31, 2024 and recognition of the remaining deferred revenue under the License and Development Agreement, or the Astellas Agreement, with Audentes Therapeutics, Inc., or Astellas, upon notice of termination during the year ended December 31, 2024.
Grant revenue
During the year ended December 31, 2024, we recognized $0.6 million of grant revenue. We received funding approval from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health, or NINDS, during the year ended December 31, 2024, and there was no grant revenue during the year ended December 31, 2023.

Research and development expenses
The following is a comparison of research and development expenses for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2024	2023
Legacy Selecta programs	$6,150	$31,826	$(25,676)	(81)%
Descartes-08 for MG	12,142	343	11,799	3440%
Early stage programs	1,028	595	433	73%
Research and development employee expenses	11,952	18,363	(6,411)	(35)%
Research and development stock-based compensation expense	3,217	12,985	(9,768)	(75)%
Research and development facilities and other expenses	10,616	7,148	3,468	49%
Total research and development expenses	$45,105	$71,260	$(26,155)	(37)%
For the year ended December 31, 2024, our research and development expenses were $45.1 million, compared to $71.3 million for the year ended December 31, 2023, a decrease of $26.2 million. The expenses associated with legacy Selecta programs decreased $25.7 million due to the wind down of the legacy Selecta programs as part of our strategic reprioritization. The increase in expenses for Descartes-08 for MG was primarily related to the expenses for the ongoing Phase 2b trial and the preparations for the Phase 3 AURORA trial that were incurred following the Merger. Our research and development employee expenses decreased $6.4 million due to a one-time cash charge to salaries and benefits as a result of our restructuring in 2023. The decrease in our research and development stock-based compensation expense was primarily the result of the settlement of equity compensation awards in connection with the Merger. The increase in our research and development facilities and other expenses was primarily the result of our lease of integrated manufacturing and office space in Frederick, Maryland that commenced May 2024.
General and administrative expenses
For the year ended December 31, 2024, our general and administrative expenses were $30.1 million, compared to $40.5 million for the year ended December 31, 2023, a decrease of $10.4 million. The decrease in costs was primarily the result of reductions in expenses incurred for stock compensation and professional fees in connection with the Merger.
Impairment of long-lived assets
During the year ended December 31, 2024, our impairment of long-lived assets was $7.6 million, compared to $0.7 million for the year ended December 31, 2023, an increase of $6.9 million. During the year ended December 31, 2024, we recorded a full impairment charge of $7.6 million after evaluating the right-of-use assets and related furniture and fixtures upon our decision to cease use of our office and laboratory space at 65 Grove Street, Watertown, Massachusetts. During the year ended December 31, 2023, we recorded an impairment charge of $0.7 million related to the partial impairment of a right-of-use asset at 65 Grove Street, Watertown, Massachusetts.
Interest income
Interest income for the year ended December 31, 2024 was $7.4 million, compared to $5.0 million for the year ended December 31, 2023, an increase of $2.4 million. The increase in interest income was due to increased investment balances.
Interest expense
During the year ended December 31, 2024, we recognized no interest expense. Interest expense for the year ended December 31, 2023 comprised interest expense and amortization of the carrying costs of our credit facilities and loss on extinguishment of debt.
Change in fair value of warrant liabilities
For the year ended December 31, 2024, we recognized $2.6 million of income from the decrease in the fair value of warrant liabilities, compared to $12.7 million for the year ended December 31, 2023, a decrease of $10.1 million. Fair value of warrant liabilities was determined utilizing the Black-Scholes valuation methodology. The decrease in warrant value was primarily driven by a decrease in the per-share price of our common stock and the expiration of the warrants we issued in 2019, or the 2019 Warrants, during the year ended December 31, 2024.
Change in fair value of contingent value right liability
For the year ended December 31, 2024, we recognized $36.9 million of expense associated with the increase in the fair value of contingent value right liability, compared to $18.3 million of expense for the year ended December 31, 2023, an increase of $18.6 million. The fair value of the contingent value right liability as of December 31, 2024 was determined utilizing a Monte Carlo simulation model and as of December 31, 2023 was determined utilizing a discounted cash flow valuation methodology. The increase in the fair value of CVR liability was primarily due to changes in the amount and timing of anticipated payments and the passage of time.
Change in fair value of forward contract liabilities
For the year ended December 31, 2024, we recognized $6.9 million of expense associated with the increase in the fair value of Series A Preferred Stock forward contract liabilities, compared to $149.6 million of expense for the year ended December 31, 2023, a decrease of $142.7 million. The increase in the fair value of the Series A Preferred Stock forward contract liabilities during the year ended December 31, 2023 was primarily driven by an increase in the per-share price of our common stock since the date of the Merger and 2023 Private Placement. A portion of the forward contract liability was settled during the year ended December 31, 2023 and there was no such forward contract liability prior to the Merger. The increase in the fair value of the Series A Preferred Stock forward contract liabilities during the year ended December 31, 2024 was primarily driven by an increase in the per-share price of our common stock since December 31, 2023 through settlement. The remaining Series A Preferred Stock forward contract liability was settled during the year ended December 31, 2024.
Other income, net
During the year ended December 31, 2024, we recognized other income, net of $0.6 million, compared to $0.7 million for the year ended December 31, 2023, a decrease of $0.1 million. The decrease was primarily driven by a decrease in sublease income. The terms of our subleases expired during the year ended December 31, 2024.
Income taxes
During the year ended December 31, 2024, we recognized a deferred tax expense of $0.3 million relating to a change in state tax rate applied to the indefinite deferred tax liability. During the year ended December 31, 2023, we recognized a current tax benefit of $19.0 million relating to the benefit of legacy Selecta tax attributes that reduced deferred tax liabilities during the year.
Liquidity and Capital Resources
Except for net income for the year ended December 31, 2022, we have incurred recurring net losses since our inception. We expect that we will continue to incur losses and that such losses will increase for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, third-party funding, potential royalty and/or milestone monetization transactions and other collaborations and strategic alliances.
Our cash, cash equivalents, and restricted cash were $214.3 million as of December 31, 2024, of which $1.7 million was restricted cash related to lease commitments.
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
Collaboration and License Agreements
In-licenses
In September 2023, we entered into the Biogen Agreement with Biogen to research, develop, make, use, offer, sell and import products or processes containing or using an engineering T-cell modified with an mRNA comprising, or encoding a protein comprising, certain sequences licensed under the Biogen Agreement for the prevention, treatment, palliation and management of autoimmune diseases and disorders, excluding cancers, neoplastic disorders, and paraneoplastic disorders. We are not obligated to pay Biogen any expenses, fees, or royalties. For further description of the Biogen Agreement, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report.
Effective September 2019, we entered into the NCI Agreement with NCI. Under the NCI Agreement, we were granted a license under certain NCI patents and patent applications designated in the agreement, to make, use, sell, offer and import products and processes within the scope of the patents and applications licensed under the NCI Agreement when developing and manufacturing anti-BCMA CAR-T cell products for the treatment of MG, pemphigus vulgaris, and immune thrombocytopenic purpura according to methods designated in the NCI Agreement. In connection with our entry into the NCI

Agreement, we paid to NCI a one-time $0.1 million license royalty payment. Under the NCI Agreement, we are further required to pay NCI a low five-digit annual royalty. We must also pay earned royalties on net sales in a low single-digit percentage and pay up to $0.8 million in benchmark royalties upon our achievement of designated benchmarks that are based on the commercial development plan agreed between the parties. For further description of the NCI Agreement, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report.
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
Additionally, in October 2021, we entered into an Exclusive License Agreement with Genovis AB (publ.), or Genovis, or the Genovis Agreement, and paid Genovis a $4.0 million one-time upfront payment. In February 2023, as a result of the sublicense of Xork, a bacterial IgG protease, to Astellas, we made a $4.0 million payment to Genovis. The Genovis Agreement was terminated effective September 13, 2024. For further description of the Genovis Agreement, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report.
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
Out-licenses
In January 2023, we entered into the Astellas Agreement with Astellas. Under this agreement, Astellas obtained the sole and exclusive right to commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product, with a current focus on AT845. In connection with entry into this agreement, we received a $10.0 million upfront payment and are eligible to receive $340.0 million for certain additional development and commercial milestones plus royalties on any potential commercial sales where Xork is used as a pre-treatment for AT845. As a result of the sublicense of Xork to Astellas, we made a $4.0 million payment to Genovis in February 2023. The Astellas Agreement was terminated effective June 6, 2024. For further description of the Astellas Agreement, see Note 14 to our consolidated financial statements included elsewhere in this Annual Report. Amounts paid and remaining obligations with regard to the Xork product candidate not reimbursed by Astellas through the Astellas Agreement were subject to potential reimbursement through deductions to CVR distributions as described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report.
On October 1, 2021, we entered into a License Agreement, or the Takeda Agreement, with Takeda Pharmaceuticals USA, Inc, or Takeda. We received a $3.0 million upfront payment and were entitled to receive up to $1.124 billion in future additional payments over the course of the partnership that were contingent on the achievement of development or commercial milestones or Takeda’s election to continue its activities at specified development stages. The Takeda Agreement was terminated effective July 25, 2023. For further description of the Takeda Agreement, see Note 14 to our consolidated financial statements included elsewhere in this Annual Report.
In June 2020, we entered into the Sobi License. Sobi paid us a one-time, upfront payment of $75.0 million, and upon the closing of a private placement of our common stock to Sobi at a price of $138.468 per share, we received an additional $25.0 million from Sobi. We are eligible to receive $630.0 million in milestone payments upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Sobi has agreed to fund the Phase 3 clinical program of SEL-212, which commenced in September 2020. In July 2022, we received $10.0 million for the completion of the enrollment of the DISSOLVE II trial. In July 2024, we received $30.0 million for the milestone associated with the initiation of a rolling biologics license application to the FDA for SEL-212 for the potential treatment of chronic refractory gout by Sobi. Proceeds from milestone payments and royalties on sales of SEL-212, if any, are required to be distributed, net of certain agreed deductions, to holders of the CVRs. For further description of the Sobi License, see Note 14 to our consolidated financial statements included elsewhere in this Annual Report.
Additionally, in June 2020, we and Sarepta Therapeutics, Inc., or Sarepta, entered into a Research License and Option Agreement, or the Sarepta Agreement. Sarepta paid us a $2.0 million upfront payment upon closing and $3.0 million for the achievement of certain preclinical milestones in June 2021. In August 2022, we received a payment of $2.0 million in exchange for a nine-month extension to Sarepta’s options to both Duchenne muscular dystrophy and certain limb-girdle muscular dystrophies and a payment of $4.0 million for the achievement of certain non-clinical milestones. In March 2023, we were notified by Sarepta that Sarepta would not be exercising its exclusive option under the Sarepta Agreement. The Sarepta Agreement terminated upon the expiration of the option in March 2023. For further description of the Sarepta Agreement, see Note 14 to our consolidated financial statements included elsewhere in this Annual Report.
Financings
On October 25, 2021, we entered into a Sales Agreement, or the 2021 Sales Agreement, with Leerink Partners LLC, or Leerink Partners (and then known as SVB Leerink LLC), to sell shares of our common stock, from time to time, through an “at the market” equity offering program under which Leerink Partners will act as sales agent. The shares of common stock sold pursuant to the 2021 Sales Agreement, if any, would be issued and sold pursuant to a registration statement filed with the Securities and Exchange Commission, or SEC, for aggregate gross sales proceeds of up to $75.0 million. During the years ended December 31, 2024 and 2023, we sold no shares of our common stock pursuant to the 2021 Sales Agreement. On December 13, 2024, we and Leerink Partners entered into a Sales Agreement, or the 2024 Sales Agreement. The 2024 Sales Agreement supersedes the 2021 Sales Agreement, which is no longer in effect. Under the 2024 Sales Agreement, we may issue and sell shares of our common stock, from time to time, through Leerink Partners for aggregate gross sales proceeds of up to $100.0 million.
On November 13, 2023, we entered into the 2023 Securities Purchase Agreement with (i) Dr. Timothy A. Springer, a member of our Board of Directors; (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Dr. Murat Kalayoglu, a co-founder and the former chief executive officer of Old Cartesian, who joined our Board of Directors effective immediately after the effective time of the Merger, providing for the 2023 Private Placement. In the 2023 Private Placement, we issued and sold an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million, of which 50,189.789 shares of Series A Preferred Stock were issued and sold in the year ended December 31, 2023 for gross proceeds of $20.25 million, and 99,140.326 shares of Series A Preferred Stock were issued and sold during the year ended December 31, 2024 for gross proceeds of $40.0 million.
On July 2, 2024, we entered into the 2024 Securities Purchase Agreement for the 2024 Private Placement with certain institutional and accredited investors, or the Purchasers. In the 2024 Private Placement, we issued and sold an aggregate of 3,563,247 shares of common stock and 2,937,903 shares of Series B Preferred Stock for which we generated gross proceeds of approximately $130.0 million.
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
As of December 31, 2024, we had an accumulated deficit of $692.1 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.

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
We believe that our existing cash, cash equivalents, and restricted cash as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates.
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
Cash Requirements due to Contractual Obligations and Other Commitments
We are under agreement to lease approximately 32,294 square feet of laboratory and office space in Watertown, Massachusetts through May 2028. Remaining lease payments from December 31, 2024 through the end of the lease term total approximately $9.7 million. Payments made and remaining obligations on this lease liability are subject to potential reimbursement through deductions to CVR distributions as described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report.
In November 2023, in connection with the Merger, we acquired two leases for office and laboratory space in Gaithersburg, Maryland, which expire in January 2027. Annualized rent is approximately $0.3 million and remaining lease payments from December 31, 2024 through the end of the lease term total approximately $0.7 million.
In February 2024, we entered into an agreement to lease approximately 19,199 square feet of integrated manufacturing and office space in Fredericksburg, Maryland. In May 2024, we entered into an amendment to lease an additional approximately 7,842 square feet at the same site. In August 2024, we entered into a second amendment to lease an additional approximately 2,009 square feet at the same site. The lease, as amended, expires in June 2031. Annualized base rent under the leases is approximately $1.2 million and is subject to annual increases in accordance with the terms of the lease agreement. The leases provide for a tenant improvement allowance of $0.8 million. Remaining lease payments from December 31, 2024 through the end of the lease term total approximately $8.1 million.
We are also party to certain license and collaboration agreements with Biogen, NCI, and Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of December 31, 2024, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Payments made and remaining obligations on the license agreement with 3SBio are subject to potential reimbursement through deductions to CVR distributions as described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report.
Summary of Cash Flows

	Year Ended December 31,
(In thousands)	2024	2023
Cash provided by and (used in):
Operating activities	$(23,674)	$(51,161)
Investing activities	(8,742)	34,609
Financing activities	168,428	(13,145)
Effect of exchange rate changes on cash	(21)	(53)
Net change in cash, cash equivalents, and restricted cash	$135,991	$(29,750)
Operating activities
Net cash used in operating activities for the year ended December 31, 2024 was $23.7 million compared to $51.2 million in the same period in 2023. The decrease in net cash used in operating activities of $27.5 million was primarily due to $17.9 million of net loss, adjusted for non-cash items, and $5.8 million of cash used in changes in operating assets and liabilities, in each case during the year ended December 31, 2024 compared to $56.1 million of net loss, adjusted for non-cash items, and $4.9 million of cash provided by changes in operating assets and liabilities during the year ended December 31, 2023.
Investing activities
Net cash used in investing activities for the year ended December 31, 2024 was $8.7 million compared to net cash provided by investing activities of $34.6 million in the same period in 2023, a decrease of $43.3 million. The net cash used in investing activities for the year ended December 31, 2024 consisted primarily of purchases of property and equipment. The net cash provided by investing activities for the year ended December 31, 2023 was primarily proceeds from the maturities of marketable securities and cash assumed in the Merger offset by purchases of property and equipment.
Financing activities
Net cash provided by financing activities for the year ended December 31, 2024 was $168.4 million compared to net cash used in financing activities of $13.1 million in the same period in 2023, an increase of $181.5 million. The net cash provided by financing activities for the year ended December 31, 2024 was primarily the result of proceeds of the 2024 Private Placement and the 2023 Private Placement. The net cash used in financing activities for the year ended December 31, 2023 was primarily the result of repayments of principal on outstanding debt and settlement of equity awards in the Merger partially offset by proceeds from the 2023 Private Placement.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements refer to Note 3 to our consolidated financial statements included elsewhere in this Annual Report.
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
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
Contingent Value Right Liability
The CVRs distributed pursuant to the terms of the CVR Agreement represent financial instruments that are accounted for under the fair value option election in ASC Topic 825, Financial Instruments (ASC 825). Under the fair value option election, the CVRs are initially measured at the aggregate estimated fair value of the CVRs and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the CVR liability was determined using a discounted cash flow methodology as of December 31, 2023 and a Monte Carlo simulation model as of December 31, 2024 to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in fair value of the CVR liability are presented in the consolidated statements of operations and comprehensive loss. The liability value is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of success, expected volatility of future revenues (Monte Carlo simulation model) and risk-adjustment discount rates (discounted cash flow methodology), which represent a Level 3 measurement within the fair value hierarchy.
Collaboration and License Revenue Recognition
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
Clinical Trial Costs
Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these costs to third-parties. Third-party clinical trial expenses include patient costs, clinical research organization costs and costs for data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued clinical trial cost. These third-party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. We also record accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by us materially affecting our results of operations. The historical clinical accrual estimates made by us have not been materially different from the actual costs.
Warrant Liabilities
In December 2019, we issued the 2019 Warrants in connection with a securities purchase agreement between us and a group of institutional investors and certain members of our Board of Directors. Pursuant to the terms of the 2019 Warrants, we could have been required to settle the common warrants in cash in the event of certain acquisitions of us and, as a result, the 2019 Warrants were required to be measured at fair value and reported as a liability on the balance sheet.  The outstanding 2019 Warrants expired on December 23, 2024 in accordance with their terms.
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
We recorded the fair value of the 2019 Warrants and 2022 Warrants upon issuance using the Black-Scholes valuation model, and are required to revalue the common warrants at each reporting date and upon exercise or expiration with any changes in fair value recorded on our statement of operations. In December 2022, we amended the terms of the outstanding 2019 Warrants held by certain members of our Board of Directors to remove the cash settlement provision (as so amended, the

Amended 2019 Warrants). As a result, the Amended 2019 Warrants were remeasured at fair value on December 20, 2022 and reclassified from a liability to equity on the balance sheet.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company under the rules of the Securities Act and the Exchange Act and are not required to provide this information required under this item.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principle financial officer, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are achieved. Further, the design of a control system must be balanced against resource constraints, and therefore, the benefits of controls must be considered relative to their costs. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Accordingly, given the inherent limitations in a cost-effective system of controls, financial statement misstatements due to error or fraud may occur and may not be detected. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. We conduct periodic evaluations of our system of controls to enhance, where necessary, our control policies and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Remediation of Previously Identified Material Weakness
We previously reported a material weakness, identified in 2023, in our internal controls specifically related to the documentation of the assumptions supporting the valuation of the in-process research and development intangible assets acquired in connection with the Old Cartesian material business combination and the initial and on-going contingent value right obligation issued at that time to legacy Selecta stockholders. This material weakness included a lack of sufficient documentation to provide evidence of the associated management review controls.
Although we have not entered into any business combination transactions since November 2023, the annual impairment testing required for our in-process research and development intangible assets necessitates similar valuation processes and controls. For example, both could require the development of sophisticated long-range cash flow forecasts, by indication and market, appropriately adjusted for probability of success, which include but are not limited to: (i) revenues from product sales and/or royalties; (ii) expenses, including costs of goods sold, research and development, general and administrative and sales and marketing; (iii) expectations of long-term effective tax rates; (iv) consideration of capital expenditures which may be required in order to achieve revenue; and (v) working capital requirements. The resulting forecasts are then subjected to a discounted cash flow analysis in order to arrive at an estimate of fair value. A similar cash flow forecasting process and discounted cash flow analysis is utilized at each reporting period to determine the estimated fair value of the contingent value right obligation.
For the Company’s required annual impairment testing (performed as of October 1, 2024) of its in-process research and development intangible assets, management documented and reviewed the significant inputs and assumptions used in the purchase accounting for the Old Cartesian material business combination. As proscribed in “ASC 350 – Intangibles – Goodwill and Other,” management began with a qualitative assessment to determine whether it was necessary to perform the quantitative testing. Management’s qualitative assessment resulted in a determination that it was not more likely than not that the Company’s in-process research and development assets were impaired. Therefore, quantitative testing was not required to be performed.
At each reporting period during fiscal 2024, management documented and reviewed the significant inputs and assumptions used by the Company’s third-party valuation firm to determine the estimated fair value of the contingent value right obligation. Cash flow forecasts were prepared by management, along with the necessary documentation and memoranda evidencing that the required controls were in place and operating effectively. These cash flow forecasts were then subjected to discounted cash flow analysis to determine the estimated fair value of the contingent value right obligation.
Based upon management’s assessment, we have concluded that our disclosure controls and procedures were designed and operating effectively as of December 31, 2024 and, therefore, the previously identified material weakness was remediated.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes our policies and procedures, such as our Code of Business Conduct and Ethics, which (i) require our employees, officers and directors to adhere to certain ethical standards; (ii) require the maintenance of records, in reasonable detail, to help to ensure that our transactions, assets and liabilities are accurately and fairly recorded; (iii) provide reasonable assurance that transactions are authorized by our management and directors and are recorded as necessary to allow for the accurate preparation of financial statements in accordance with U.S. GAAP; and (iv) provide reasonable assurance regarding the safeguarding of our assets and the prevention or timely detection of the unauthorized acquisition, use or disposition of our assets, which could have a material effect on the financial statements. Internal control over financial reporting includes the controls themselves, management’s monitoring of those controls, actions taken to correct any deficiencies identified and oversight of our internal control environment by the Audit Committee of our Board of Directors. Any system of internal control has inherent limitations and therefore may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate over time because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our fiscal year 2024 and has reviewed the results of this assessment with the Audit Committee of our Board of Directors. Management based its assessment on criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
Except as described above under “—Remediation of Previously Identified Material Weakness,” there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established for “smaller reporting companies.”

Item 9B. Other Information
On December 23, 2024, Christopher Jewell, our Chief Scientific Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Dr. Jewell’s plan provides for the exercise of vested stock options and the potential associated sale of up to 15,000 shares of our common stock until and including December 31, 2025. The foregoing exercises or sales, if any, will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 31, 2025.
During the fiscal quarter ended December 31, 2024, no other officer or director, as defined in Rule 16a-1(f) of the Exchange Act, informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K .

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated November 13, 2023, by and among Selecta Biosciences, Inc., Sakura Merger Sub I, Inc., Sakura Merger Sub II, LLC, and Cartesian Therapeutics, Inc.	8-K	001-37798	2.1	11/13/2023
3.1(a)	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated June 21, 2022	8-K	001-37798	3.1	6/21/2022
3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated November 13, 2023	8-K	001-37798	3.3	11/13/2023
3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Cartesian Therapeutics, Inc., dated March 28, 2024.	8-K	001-37798	3.2	3/28/2024
3.2	Amended and Restated By-laws of Cartesian Therapeutics, Inc.	10-Q	001-37798	3.2	11/13/2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	—	—	—	Filed herewith
4.2	Form of Warrant to Purchase Shares of Series E Preferred Stock, dated December 31, 2015, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.6	5/24/2016
4.3	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	4.1	8/6/2020
4.4	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ), as amended on November 4, 2020	10-Q	001-37798	4.2	11/5/2020
4.5	Form of Warrant to Purchase Stock, dated August 31, 2020, issued by Selecta Biosciences, Inc. to Oxford Finance LLC and Silicon Valley Bank, together with a schedule of warrants.	8-K	001-37798	4.1	9/3/2020
4.6	Form of Common Stock Purchase Warrant, dated April 11, 2022	8-K	001-37798	4.1	4/6/2022
4.7	Form of Contingent Value Rights Agreement	8-K	001-37798	2.1	11/13/2023
4.8	Registration Rights Agreement, by and among Selecta Biosciences, Inc. and certain purchasers party thereto	8-K	001-37798	10.2	11/13/2023
4.9(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-37798	3.4	11/13/2023

4.9(b)	Certificate of Amendment to the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, dated March 26, 2024.	8-K	001-37798	3.1	3/28/2024
4.10	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock	8-K	001-37798	3.1	7/2/2024
4.11	Form of Registration Rights Agreement, dated as of July 2, 2024, by and among the Registrant and the Investors named therein.	8-K	001-37798	10.2	7/2/2024
4.12	Description of Securities	—	—	—	Filed herewith
10.1#	Amended and Restated 2016 Incentive Award Plan and form of award agreements thereunder	S-1	333-281204	10.1	8/2/2024
10.2#	2016 Employee Stock Purchase Plan	S-1/A	333-211555	10.3	6/8/2016
10.3#	Amended and Restated Cartesian Therapeutics, Inc. 2018 Employment Inducement Incentive Award Plan, and forms of award agreements thereunder	—	—	—	Filed herewith
10.4#	Cartesian Therapeutics, Inc. 2016 Stock Incentive Plan, and forms of award agreements thereunder	S-8	333-276486	99.1	1/12/2024
10.5#	Non-Employee Director Compensation Program	—	—	—	Filed herewith
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1	333-211555	10.5	5/24/2016
10.7†	Amended and Restated License Agreement, dated as of May 31, 2017, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	10-Q	001-37798	10.6	8/11/2017
10.8†	Manufacturing Services Agreement, dated as of August 1, 2014, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	S-1	333-211555	10.10	5/24/2016
10.9(a)	Lease Agreement by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated July 23, 2019	10-Q	001-37798	10.3	11/8/2019
10.9(b)	First Amendment to Lease by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated September 1, 2022	10-Q	001-37798	10.1	11/3/2022
10.10(a)†	Lease Agreement by and between 704 Quince Orchard Owner, LLC and Cartesian Therapeutics, Inc. dated May 11, 2018	10-K	001-37798	10.11(a)	3/7/2024
10.10(b)†	First Amendment to Lease Agreement by and between 704 Quince Orchard Owner, LLC and Cartesian Therapeutics, Inc. dated March 22, 2021	10-K	001-37798	10.11(b)	3/7/2024
10.10(c)†	Second Amendment to Lease Agreement by and between 704 Quince Orchard Owner, LLC and Cartesian Therapeutics, Inc. dated May 3, 2021	10-K	001-37798	10.11(c)	3/7/2024
10.11(a)†	Lease Agreement by and between 7495 RP, LLC and Cartesian Therapeutics, Inc. dated February 28, 2024	10-K	001-37798	10.12	3/7/2024
10.11(b)†	First Amendment to Lease Agreement by and between 7495 RP, LLC and the Registrant dated May 7, 2024	10-Q	001-37798	10.3(b)	5/8/2024
10.11(c)†	Second Amendment to Lease Agreement by and between 7495 RP, LLC and the Registrant dated August 30, 2024	10-Q	001-37798	10.1	11/7/2024
10.12#	Employment Agreement, dated as of September 25, 2018, by and between the Registrant and Carsten Brunn, Ph.D.	8-K	001-37798	10.2	9/27/2018
10.13#	Employment Agreement, dated as of November 9, 2022, by and between the Registrant and Blaine Davis	10-K	001-37798	10.15	3/2/2023
10.14#	Employment Agreement, dates as of March 26, 2024, by and between the Registrant and Christopher Jewell, Ph.D.	8-K	001-37798	10.1	4/1/2024
10.15#	Employment Agreement, dates as of March 28, 2024, by and between the Registrant and Metin Kurtoglu, M.D., Ph.D.	8-K	001-37798	10.2	4/1/2024

10.16(a)†	License and Development Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	10.2	8/6/2020
10.16(b)†	Amendment No. 1 to License and Development Agreement, dated as of October 31, 2023, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-K	001-37798	10.15(b)	3/7/2024
10.17†	Patent License Agreement, between Cartesian Therapeutics, Inc. and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute of the National Institutes of Health, dated September 16, 2019	10-K	001-37798	10.16	3/7/2024
10.18†	Patent License Agreement by and between Biogen MA, Inc. and Cartesian Therapeutics, Inc., dated September 8, 2023	10-K	001-37798	10.17	3/7/2024
10.19#	Form of Retention Bonus Letter	8-K	001-37798	10.3	11/13/2023
10.20	Securities Purchase Agreement, dated as of November 13, 2023, by and among Selecta Biosciences, Inc. and each purchaser identified on Annex A thereto	8-K	001-37798	10.1	11/13/2023
10.21	Sales Agreement, dated as of December 13, 2024, by and between the Registrant and Leerink Partners LLC	S-3	333-283803	1.2	12/13/2024
19.1	Cartesian Therapeutics, Inc. Insider Trading Policy	—	—	—	Filed herewith
21.1	Subsidiaries of Cartesian Therapeutics, Inc.	—	—	—	Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith
97	Cartesian Therapeutics, Inc. Compensation Clawback Policy	10-K	001-37798	97	3/7/2024
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

CARTESIAN THERAPEUTICS, INC.

Date: March 13, 2025	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carsten Brunn, Ph.D.	President and Chief Executive Officer, and Director	March 13, 2025
Carsten Brunn, Ph.D.	(Principal Executive Officer)

/s/ Blaine Davis	Chief Financial Officer	March 13, 2025
Blaine Davis	(Principal Financial and Accounting Officer)

/s/ Carrie S. Cox	Director	March 13, 2025
Carrie S. Cox

/s/ Timothy C. Barabe	Director	March 13, 2025
Timothy C. Barabe

/s/ Nishan de Silva, M.D.	Director	March 13, 2025
Nishan de Silva, M.D.

/s/ Murat Kalayoglu, M.D., Ph.D.	Director	March 13, 2025
Murat Kalayoglu, M.D., Ph.D.

/s/ Kemal Malik MBBS	Director	March 13, 2025
Kemal Malik, MBBS

/s/ Michael Singer, M.D., Ph.D.	Director	March 13, 2025
Michael Singer, M.D., Ph.D.

/s/ Timothy Springer, Ph.D.	Director	March 13, 2025
Timothy Springer, Ph.D.

/s/ Patrick Zenner	Director	March 13, 2025
Patrick Zenner

Cartesian Therapeutics, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cartesian Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cartesian Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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

Valuation of contingent value right
Description of the Matter
As described in Note 3, the Company estimates the fair value of the Contingent Value Right (“CVR”) using a Monte Carlo simulation to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in the fair value of the liability are presented in the consolidated statements of operations and comprehensive loss. The liability value is calculated based on significant inputs that are not observable in the market such as estimated cash flows, estimated probabilities of success, and expected volatilities of revenues, which represent a Level 3 measurement within the fair value hierarchy. For the year ended December 31, 2024, the Company recorded the change in the fair value of the contingent value right liability of $(36.9 million). As of December 31, 2024, the Company recorded the contingent value right liability and the contingent value right liability, net of current portion of $7.8 million and $387.7 million, respectively.

Auditing the fair value of the CVR liability was complex due to the significant judgment required in estimating the fair value. In particular, the fair value estimate required the use of valuation methodologies that were sensitive to significant assumptions including expected milestone and royalty payments and discount rate which are based on estimates of future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the fair value of the CVR liability, our audit procedures included, among others, assessing the appropriateness of the valuation methodology and testing the significant assumptions and the completeness and accuracy of the underlying data used by the Company. We compared the assumptions for expected milestone and royalty payments to projected industry revenue growth rates and other factors considered by management in developing the model. We involved our valuation specialist to assist in evaluating the valuation methodologies and discount rate used to value the CVR liability. We also performed sensitivity analyses to evaluate the changes in the fair value of the CVR liability that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Boston, Massachusetts
March 13, 2025

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$212,610	$76,911
Accounts receivable	872	5,870
Unbilled receivables	—	2,981
Prepaid expenses and other current assets	3,144	4,967
Total current assets	216,626	90,729
Non-current assets:
Property and equipment, net	9,912	2,113
Right-of-use asset, net	5,535	10,068
In-process research and development assets	150,600	150,600
Goodwill	48,163	48,163
Long-term restricted cash	1,669	1,377
Investments	2,000	2,000
Other assets	518	—
Total assets	$435,023	$305,050
Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$288	$3,150
Accrued expenses and other current liabilities	12,076	15,572
Lease liability	2,851	2,166
Deferred revenue	—	2,311
Warrant liabilities	—	720
Contingent value right liability	7,761	15,983
Forward contract liabilities	—	28,307
Total current liabilities	22,976	68,209
Non-current liabilities:
Lease liability, net of current portion	11,133	8,789
Deferred revenue, net of current portion	—	3,538
Warrant liabilities, net of current portion	3,836	5,674
Contingent value right liability, net of current portion	387,739	342,617
Deferred tax liabilities, net	16,141	15,853
Total liabilities	441,825	444,680
Commitments and contingencies (Note 19)
Series A Preferred Stock, $0.0001 par value; no and 548,375 shares authorized as of December 31, 2024 and December 31, 2023, respectively; no and 435,120.513 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	296,851
Options for Series A Preferred Stock	—	3,703
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 134,904.563 and no shares authorized as of December 31, 2024 and December 31, 2023, respectively; 120,790.402 and no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Series B Preferred Stock, $0.0001 par value; 437,927 and no shares authorized as of December 31, 2024 and December 31, 2023, respectively; 437,927 and no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Preferred stock, $0.0001 par value; 9,427,168.437 and 9,451,625 shares authorized as of December 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 25,767,369 and 5,397,597 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3	1
Additional paid-in capital	689,887	179,062
Accumulated deficit	(692,071)	(614,647)
Accumulated other comprehensive loss	(4,621)	(4,600)
Total stockholders’ deficit	(6,802)	(440,184)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$435,023	$305,050
The accompanying notes are an integral part of these consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue:
Collaboration and license revenue	$38,275	$26,004
Grant revenue	638	—
Total revenue	38,913	26,004
Operating expenses:
Research and development	45,105	71,260
General and administrative	30,126	40,450
Impairment of long-lived assets	7,579	710
Total operating expenses	82,810	112,420
Operating loss	(43,897)	(86,416)
Interest income	7,386	4,964
Foreign currency transaction, net	—	38
Interest expense	—	(2,833)
Change in fair value of warrant liabilities	2,558	12,746
Change in fair value of contingent value right liability	(36,900)	(18,300)
Change in fair value of forward contract liabilities	(6,890)	(149,600)
Other income, net	606	691
Loss before income taxes	(77,137)	(238,710)
Income tax (expense) benefit	(287)	19,000
Net loss	$(77,424)	$(219,710)

Other comprehensive loss:
Foreign currency translation adjustment	(21)	(53)
Unrealized gain on marketable securities	—	11
Total comprehensive loss	$(77,445)	$(219,752)

Net loss per share allocable to common stockholders:
Basic	$(4.48)	$(49.76)
Diluted	$(4.49)	$(49.76)
Weighted-average common shares outstanding:
Basic	17,276,822	5,170,319
Diluted	17,357,943	5,170,319

The accompanying notes are an integral part of these consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)

			Options for									Accumulated
	Series A		Series A	Series A		Series B				Additional		other	Stockholders’
	Preferred Stock		Preferred Stock	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	(deficit)
Balance at December 31, 2022	—	$—	$—	—	$—	—	$—	5,101,459	$1	$493,322	$(394,937)	$(4,558)	$93,828
Issuance of Series A Preferred Stock in private placement	619.627	250	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock in connection with the Merger and settlement of related forward contract	384,930.724	261,753	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock in connection with private placement and settlement of related forward contract	49,570.162	34,848	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	6,171	—	231	—	—	231
Issuance of vested restricted stock units	—	—	—	—	—	—	—	21,226	—	—	—	—	—
Issuance of common stock forward in connection with the Merger	—	—	—	—	—	—	—	—	—	2,713	—	—	2,713
Issuance of common stock in connection with the Merger and settlement of related forward contract	—	—	—	—	—	—	—	224,099	—	—	—	—	—
Issuance of replacement options in Merger	—	—	3,643	—	—	—	—	—	—	6,801	—	—	6,801
Issuance of common stock, license agreement	—	—	—	—	—	—	—	44,642	—	1,500	—	—	1,500
Settlement of outstanding equity awards at Merger	—	—	—	—	—	—	—	—	—	(6,169)	—	—	(6,169)
Distribution of contingent value rights	—	—	—	—	—	—	—	—	—	(340,300)	—	—	(340,300)
Stock-based compensation expense	—	—	60	—	—	—	—	—	—	20,964	—	—	20,964
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(53)	(53)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	—	—	—	—	—	—	(219,710)	—	(219,710)
Balance at December 31, 2023	435,120.513	$296,851	$3,703	—	$—	—	$—	5,397,597	$1	$179,062	$(614,647)	$(4,600)	$(440,184)
Issuance of Series A Preferred Stock in connection with private placement and settlement of related forward contract	99,140.326	75,197	—	—	—	—	—	—	—	—	—	—	—
Transfer of Series A Preferred Stock and options for Series A Preferred Stock to permanent equity	(534,260.839)	(372,048)	(3,703)	534,260.839	—	—	—	—	—	375,751	—	—	375,751
Conversion of Series A Preferred Stock to common stock	—	—	—	(413,470.437)	—	—	—	13,782,324	2	(2)	—	—	—
Issuance of Series B Preferred Stock and common stock in connection with private placement, net of issuance costs of $5,585	—	—	—	—	—	2,937,903	—	3,563,247	—	124,438	—	—	124,438
Conversion of Series B Preferred Stock to common stock	—	—	—	—	—	(2,499,976)	—	2,499,976	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	458,544	—	1,179	—	—	1,179
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	65,681	—	2,877	—	—	2,877
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	6,582	—	—	6,582
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	—	—	—	—	—	(77,424)	—	(77,424)
Balance at December 31, 2024	—	$—	$—	120,790.402	$—	437,927	$—	25,767,369	$3	$689,887	$(692,071)	$(4,621)	$(6,802)

On April 4, 2024, the Company effected a 1-for-30 reverse split of its issued and outstanding shares of common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, all figures in this Annual Report on Form 10-K relating to shares of the Company’s common stock (such as share amounts, per share amounts, and conversion rates and prices), including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.
The accompanying notes are an integral part of these consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities	(Amounts in thousands)
Net loss	$(77,424)	$(219,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,151	843
Amortization of premiums and discounts on marketable securities	—	(79)
Non-cash lease expense	2,437	1,754
Impairment of long-lived assets	7,579	710
Loss on disposal of property and equipment	273	477
Stock-based compensation expense	6,582	22,524
Non-cash interest expense	—	455
Warrant liabilities revaluation	(2,558)	(12,746)
Contingent value right liability revaluation	36,900	18,300
Forward contract liabilities revaluation	6,890	149,600
Loss on extinguishment of debt	—	740
Provision (benefit) for deferred taxes	287	(19,000)
Changes in operating assets and liabilities:
Accounts receivable	4,998	726
Unbilled receivable	2,981	181
Prepaid expenses, deposits and other assets	1,747	(1,265)
Accounts payable	(2,927)	2,834
Deferred revenue	(5,849)	5,256
Accrued expenses and other liabilities	(6,741)	(2,761)
Net cash used in operating activities	(23,674)	(51,161)
Cash flows from investing activities
Cash assumed in acquisition of Old Cartesian	—	6,561
Proceeds from maturities of marketable securities	—	28,254
Purchases of property and equipment	(9,093)	(206)
Proceeds from the sale of property and equipment	351	—
Net cash (used in) provided by investing activities	(8,742)	34,609
Cash flows from financing activities
Proceeds from issuance of Series A Preferred Stock, gross in private placement	40,000	20,250
Repayments of principal, final payment fee, and prepayment penalty on debt	—	(27,457)
Net proceeds from issuance of common stock and Series B Preferred Stock in private placement	124,438	—
Equity offering costs	(66)	—
Proceeds from exercise of common warrants	2,877	—
Settlement of outstanding equity awards at Merger	—	(6,169)
Proceeds from exercise of stock options	1,179	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	231
Net cash provided by (used in) financing activities	168,428	(13,145)
Effect of exchange rate changes on cash	(21)	(53)
Net change in cash, cash equivalents, and restricted cash	135,991	(29,750)
Cash, cash equivalents, and restricted cash at beginning of period	78,288	108,038
Cash, cash equivalents, and restricted cash at end of period	$214,279	$78,288
Supplement cash flow information
Cash paid for interest	$—	$1,853
Non-cash investing and financing activities
Issuance of common stock, license agreement in stock-based compensation expense	$—	$1,500
Purchase of property and equipment not yet paid	$847	$128
Equity offering costs in accrued liabilities	$451	$—
The accompanying notes are an integral part of these consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
Cartesian Therapeutics, Inc., or the Company, (formerly known as Selecta Biosciences, Inc., or Selecta) was incorporated in Delaware on December 10, 2007, and is headquartered in Frederick, Maryland. The Company is a clinical-stage biotechnology company pioneering mRNA cell therapy for the treatment of autoimmune diseases leveraging its proprietary technology and manufacturing platform to introduce one or more mRNA molecules into cells to enhance their function. The Company believes its mRNA cell therapies have the potential to deliver deep, durable clinical benefit to a broad group of patients with autoimmune diseases because they can be administered over a short period of time, in an outpatient setting, and without pre-treatment chemotherapy.
On November 13, 2023, the Company acquired, in accordance with the terms of the Agreement and Plan of Merger, or the Merger Agreement, the assets of the Delaware corporation which, immediately prior to the Merger (as defined below), was known as Cartesian Therapeutics, Inc., or Old Cartesian, as disclosed in Note 4. The transaction was structured as a stock-for-stock transaction pursuant to which all of Old Cartesian’s outstanding shares of capital stock were exchanged based on a fixed exchange ratio for consideration of 224,099 shares of the common stock, par value $0.0001 per share, of the Company, or the common stock, and 384,930.724 shares of the newly designated Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series A Preferred Stock. The Series A Preferred Stock is intended to have economic rights similar to the common stock, but with only limited voting rights. Additionally, the Company assumed all outstanding stock options of Old Cartesian. The common stock and Series A Preferred Stock related to the Merger were issued on December 5, 2023. For additional information, see Note 4.
In connection with the Merger, the Company entered into a definitive agreement, or the 2023 Securities Purchase Agreement, for a private investment in public equity transaction, or the 2023 Private Placement, with the Investors (as defined below). The 2023 Securities Purchase Agreement provides for the issuance to the Investors of an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of approximately $60.25 million. For additional information, see Note 11.
In connection with the Merger, a contractual contingent value right, or CVR, was distributed to the holders of record of the Company’s common stock and 2022 Warrants (as defined below) as of the close of business on December 4, 2023, but was not distributed to holders of shares of common stock or Series A Preferred Stock issued to stockholders of Old Cartesian or the Investors in the transactions. Holders of the CVRs will be entitled to receive certain payments from proceeds received by the Company, if any, related to the disposition or monetization of the Company’s legacy assets following the issuance of the CVRs. For additional information, see Note 6.
On March 27, 2024, the Company’s stockholders approved the Conversion Proposal (as defined below). For additional information, see Note 11.
Additionally, on March 27, 2024, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation, as amended, or the Charter, to effect a reverse stock split of the Company’s issued and outstanding common stock, at a ratio in the range of 1-for-20 and 1-for-30, with such ratio to be determined at the discretion of the Company’s board of directors, or the Board of Directors. The Board of Directors subsequently approved a final reverse stock split ratio of 1-for-30, and the Company effected the Reverse Stock Split on April 4, 2024. As a result of the Reverse Stock Split, all figures in this Annual Report on Form 10-K relating to shares of the Company’s common stock (such as share amounts, per share amounts, and conversion rates and prices), have been adjusted to reflect the Reverse Stock Split for all periods presented, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options, restricted stock units and warrants were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with their terms. Additionally, the conversion ratio of the Company’s Series A Preferred Stock was proportionally adjusted. Stockholders entitled to fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares.
On July 2, 2024, the Company entered into a securities purchase agreement, or the 2024 Securities Purchase Agreement, for a private investment in public equity financing, or the 2024 Private Placement, which provided for the issuance of 3,563,247 shares of common stock and 2,937,903 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series B Preferred Stock, each at a purchase price of $20.00 per share. The 2024 Private Placement resulted in gross proceeds of approximately $130.0 million before deducting placement agent fees and other offering expenses. On September 20, 2024, the Company’s stockholders approved the Series B Conversion Proposal (as defined below). For additional information, see Note 11.

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
The Company’s product candidates are in preclinical and clinical development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.
Liquidity and Management’s Plan
As of December 31, 2024, the Company had an accumulated deficit of $692.1 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.
As of December 31, 2024, the Company’s cash, cash equivalents, and restricted cash were $214.3 million, of which $1.7 million was restricted cash related to lease commitments. The Company believes the cash, cash equivalents and restricted cash as of December 31, 2024 will enable it to fund its current planned operations for at least the next 12 months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. Further, the liability associated with the CVR Agreement (as defined below) will be settled solely through cash flow received under the Company’s License and Development Agreement, or as so amended, the Sobi License, with Swedish Orphan Biovitrum AB (publ.), or Sobi, and any other Gross Proceeds (as defined in the CVR Agreement) net of certain agreed deductions. Under the CVR Agreement, 100% of all milestone payments, royalties and other amounts paid to the Company or controlled entities under the Sobi License, and any other Gross Proceeds will be distributed, net of specified deductions, to holders of the CVRs. There is no obligation to the Company to fund any amount related to the CVR liability. See Note 6.
If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates.

2. Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Selecta (RUS), LLC, or Selecta (RUS), a Russian limited liability corporation, Selecta Biosciences Security Corporation, a Massachusetts securities corporation which the Company dissolved in December 2024, and Cartesian Bio, LLC, a Delaware limited liability company, which is a variable interest entity for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers many factors in selecting appropriate financial accounting policies and controls, and bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: estimated fair value of the intangible assets acquired in connection with the Merger, estimated fair value of the CVRs, deferred income taxes, revenue recognition, estimated accrued research and development expenses, stock-based compensation expense, estimated fair value of the liability-classified warrants, and impairment of long-lived assets. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision maker, or the CODM, for the purposes of assessing performance and allocating resources. The Company views its operations and manages its business in one operating segment, which prior to the Merger related to the research and development of nanoparticle immunomodulatory drugs for the treatment and prevention of human diseases and subsequent to the Merger relates to the research and development of cell therapy product candidates. The Company’s CODM function is fulfilled by its Chief Executive Officer. The CODM function assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations and comprehensive loss. The CODM function uses net loss to monitor budget versus actual results to assess performance of the segment. Segment assets are the same as total assets on the Company’s consolidated balance sheets. All long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.

3. Summary of Significant Accounting Policies
Cash Equivalents, Marketable Securities and Investments
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Marketable securities consist of securities with remaining maturities greater than 90 days when purchased. The Company classifies these marketable securities as available-for-sale and records them at fair value in the accompanying consolidated balance sheets. Marketable securities with less than one year until maturity are classified as short term, while marketable securities with maturities greater than one year are classified as long term. Unrealized gains or losses are included in accumulated other comprehensive loss. Premiums or discounts from par value are amortized to interest income over the life of the underlying investment. Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses.
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
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term deposits, investments, accounts receivable, and unbilled receivables. Cash and cash equivalents are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially creditworthy and, accordingly, minimal risk exists with respect to those balances.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, investments, warrants to purchase common stock, forward contract liabilities, and contingent value rights. The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate their estimated fair value due to their short-term maturities.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available. An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. The Company recognized an impairment charge on its right of use assets and related furniture and fixtures during the year ended December 31, 2024 and on a right-of-use asset during the year ended December 31, 2023.
Debt Issuance Costs
Debt issuance costs and fees paid to lenders are recorded as a direct deduction from the face amount of the related debt. Debt issuance costs are amortized over the term of the related debt using the effective interest method and recorded as interest expense.
Accumulated Other Comprehensive Loss
Comprehensive loss is defined as the change in the equity of a business entity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss consists of: (i) all components of net loss and (ii) all components of comprehensive loss other than net loss, referred to as other comprehensive loss. Other comprehensive loss is comprised of unrealized gains and losses on debt securities and foreign currency translation adjustments.
Collaboration and License Revenue Recognition
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

Grant Revenue
The Company has contracts with government-sponsored organizations for research and development related activities that provide for payments for reimbursable costs. The Company recognizes grant revenue from these contracts as it performs services under these arrangements when the funding is committed. Expenses associated with these contracts are recognized when incurred as research and development expense. Grant revenue and related expenses are presented gross in the consolidated statements of operations and comprehensive loss as the Company has determined it is the primary obligor under the arrangements relative to the research and development services it performs as lead technical expert. Amounts incurred that are subject to reimbursement from the sponsor are recorded as accounts receivable on the consolidated balance sheets.
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
Clinical Trial Costs
Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third-parties. Third-party clinical trial expenses include patient costs, clinical research organization costs and costs for data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued clinical trial cost. These third-party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. The Company also records accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical clinical accrual estimates made by the Company have not been materially different from the actual costs.
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
If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
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
Net Loss Per Share
The Company applies the two-class method to compute basic and diluted net income (loss) per share attributable to common stockholders when it has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company’s Series A Preferred Stock, Series B Preferred Stock and 2022 Warrants participate in any dividends declared by the Company and are therefore considered to be participating securities. The participating securities are not required to participate in the losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method.
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potentially dilutive common shares. For purposes of this calculation, outstanding options to purchase common stock and Series A Preferred Stock, forward contracts to issue Series A Preferred Stock, restricted stock units, warrants to purchase common stock, employee stock purchase plan stock, contingently issuable shares, Series A Preferred Stock, and Series B Preferred Stock are considered potential dilutive common shares.
Contingent Liabilities
The Company accounts for its contingent liabilities in accordance with ASC Topic 450, Contingencies (ASC 450). A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
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
Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations based on the fair value estimates as of the date of acquisition. In accordance with ASC Topic 805, Business Combinations (ASC 805) the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
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
The Company evaluates goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the years ended December 31, 2024 and 2023, the Company determined that there was no impairment to goodwill.
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
The Company evaluates indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the years ended December 31, 2024 and 2023, the Company determined that there was no impairment to the IPR&D assets.
Convertible Preferred Stock

The Company records its convertible preferred stock upon issuance at its fair value. The fair value includes the original issuance price, the settlement of any related forward contract, and is less issuance costs. The Company classifies its convertible preferred stock outside of stockholders’ deficit if the redemption of such shares is outside the Company’s control. For shares classified outside of stockholders’ deficit, the Company does not adjust the carrying value of its convertible preferred stock to redemption value until it is probable of becoming redeemable. As of December 31, 2024, there were no conditions that could have required cash redemption of the convertible preferred stock and therefore, all convertible preferred stock were classified within stockholders’ deficit.
Series A Preferred Stock Options
The Company classifies a portion of the fair value of the vested stock options for Series A Preferred Stock equal to the estimated redemption value on the measurement date outside of stockholders’ deficit, if the redemption of the shares underlying the options are outside the Company’s control. Any fair value in excess of the estimated redemption value is recognized as additional paid-in capital. The estimated redemption value is based on the intrinsic value of the option. The Company does not adjust the carrying value of the stock options for Series A Preferred Stock until the underlying Series A Preferred Stock is probable of becoming redeemable. The Company records the stock options for Series A Preferred Stock based on the intrinsic value of the vested options.
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
Contingent Value Right Liability
The CVRs distributed by the Company pursuant to the terms of the CVR Agreement (as defined below) represent financial instruments that are accounted for under the fair value option election in ASC Topic 825, Financial Instruments (ASC 825). Under the fair value option election, the CVRs are initially measured at the aggregate estimated fair value of the CVRs and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the CVR liability was determined using a discounted cash flow methodology as of December 31, 2023 and a Monte Carlo simulation method as of December 31, 2024 to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in fair value of the liability are presented in the consolidated statements of operations and comprehensive loss. The liability value is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of success, expected volatilities of revenues (Monte Carlo simulation) and risk-adjustment discount rate (discounted cash flow methodology), which represent a Level 3 measurement within the fair value hierarchy.
Forward Contract Liabilities
The Company accounts for contracts related to the future issuance of its convertible preferred stock as a liability if the underlying shares include a redemption feature that may require the Company to settle the instrument by transferring an asset. The forward contract liability is carried at fair value through the date the underlying shares are issued. The fair value of the Series A Preferred Stock forward contract liability was initially measured based on the fair value of the Series A Preferred Stock issued in the 2023 Private Placement (see Note 11), less the purchase price, if any. Subsequent measurement of the fair value of the Series A Preferred Stock forward contract liability was based on the market price of the Company’s common stock, which represented the redemption and conversion value of the Series A Preferred Stock, less the purchase price, if any, on an as-converted basis. The remeasurement of the forward contract liability is based on Level 2 inputs within the fair value hierarchy as it’s based on observable market data. Changes in fair value of the liability are presented within change in fair value of forward contract liabilities in the consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements
Recently Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for the annual period beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company adopted the new standard during the year ended December 31, 2024 and the amendments have be applied retrospectively to all prior periods presented in the consolidated financial statements. See Note 21 for additional information.

Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual period beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently in the process of evaluating the impact of the standard’s adoption on its consolidated financial statements and related disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting- Comprehensive Income- Expense Disaggregation Disclosures (ASU 2024-03), which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in notes to financial statements, including purchases of inventory, employee compensation, depreciation, amortization of intangible assets, and selling expenses. This guidance will be effective for the annual period beginning the year ended December 31, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently in the process of evaluating the impact of the standard’s adoption on its consolidated financial statements and related disclosures.
4. Merger
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
The Merger Agreement was unanimously approved by the board of directors, or the Board of Directors, of Selecta and the board of directors of Old Cartesian. The Merger was consummated substantially concurrently with the entry into the Merger Agreement and was not subject to approval of the Company’s stockholders.
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
Pursuant to the Merger Agreement, the Company agreed to hold a stockholders’ meeting, or the Special Meeting, to submit the following proposals to a vote of its stockholders: (i) the approval of the conversion of shares of Series A Preferred Stock into shares of common stock, or the Conversion Proposal, and (ii) either or both of (A) the approval of an amendment to the Charter to increase the number of shares of common stock authorized under the Charter and (B) the approval of an amendment to the Charter to effect a reverse stock split of all outstanding shares of common stock, in either case (A) or (B) by a number of authorized shares or at a stock split ratio, as the case may be, sufficient to allow the conversion of all shares of Series A Preferred Stock issued in the Merger. The Special Meeting was held on March 27, 2024, during which the Company’s stockholders approved the Conversion Proposal, among other matters (see Note 11).
The Company concluded the acquisition resulted in the Company obtaining a controlling financial interest in a VIE in accordance with ASC Topic 810, Consolidation (ASC 810). The Company determined that Old Cartesian was considered to be a VIE as it did not have sufficient equity to finance its activities without additional subordinated financial support. Prior to the Closing Date, the primary source of funding for Old Cartesian had been preferred stock financings. The Company acquired all of the outstanding shares of Old Cartesian and, therefore, is the sole equity holder and primary beneficiary. The Company has the obligation to absorb the losses and right to receive the benefits of Old Cartesian, and the power to direct the activities that most significantly affect the economic performance of Old Cartesian which the Company considers to be its development activities. Therefore, the Company is the primary beneficiary. Further, the Company concluded the VIE qualified as a business and accounted for the transaction as the acquisition of a business in accordance with ASC 805. As the primary beneficiary, the Company was the acquirer in the transaction.
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
The fair value of the IPR&D assets were capitalized as of the Closing Date and are accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the carrying value of each respective IPR&D asset will be amortized over its estimated useful life. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the Merger is the excess of the fair value of the consideration transferred by the acquirer over the fair value of tangible assets, identifiable intangible assets and assumed liabilities as of the Closing Date and is not deductible for tax purposes. The goodwill balance is primarily attributable to the value of the assembled workforce and deferred tax liabilities associated with the transaction.
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
For the period from November 13, 2023 to December 31, 2023, Old Cartesian’s revenue and net loss within the consolidated statements of operations and comprehensive loss were $0.0 million and $1.6 million, respectively.
The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Merger had taken place on January 1, 2022. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date (in thousands):

Year Ended December 31,
2023
Revenue	$26,004
Net loss	$(232,259)
The Company’s transaction costs of $4.9 million were expensed as incurred and included in general and administrative expense in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023.
The forward contract related to the common stock was recorded as additional paid-in capital as the instrument is indexed to the Company’s common stock. The forward contract related to the Series A Preferred Stock was recorded as a liability as the underlying Series A Preferred Stock had a redemption feature that may have required the Company to settle the instrument by transferring an asset. The forward contract was measured at fair value through the date of settlement through the issuance of the shares of Series A Preferred Stock on December 5, 2023.
5. Net Loss Per Share Allocable to Common Stockholders
The Company reported a net loss for the years ended December 31, 2024 and 2023. The Company used the treasury stock method to determine the number of dilutive shares for the year ended December 31, 2024. The following table sets forth the computation of basic and diluted net loss per share allocable to common stockholders (in thousands, except share and per-share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(77,424)	$(219,710)
Less: CVR distribution to participating securities	—	(37,550)
Net loss allocable to shares of common stock - basic	(77,424)	(257,260)
Less: Change in fair value of forward contract liability settled in February 2024	(446)	—
Net loss allocable to shares of common stock - diluted	$(77,870)	$(257,260)
Denominator:
Weighted-average common shares outstanding - basic	17,276,822	5,170,319
Plus: Dilutive effect of forward contract liability settled in February 2024	81,121	—
Weighted-average common shares outstanding - diluted	17,357,943	5,170,319
Net loss per share:
Basic	$(4.48)	$(49.76)
Diluted	$(4.49)	$(49.76)

The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net loss per share allocable to common stockholders for all periods presented, as the effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Common stock options and RSUs	2,150,273	776,865
Warrants to purchase common stock	692,523	1,040,813
Series A Preferred Stock	4,026,346	14,503,993
Series B Preferred Stock	437,927	—
Forward contract to issue Series A Preferred Stock	—	3,304,677
Series A Preferred Stock options	—	470,403
Total	7,307,069	20,096,751

6. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$39,088	$39,088	$—	$—
Total assets	$39,088	$39,088	$—	$—

Liabilities:
Warrant liabilities	$3,836	$—	$—	$3,836
Contingent value right liability	395,500	—	—	395,500
Total liabilities	$399,336	$—	$—	$399,336

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$41,161	$41,161	$—	$—
Total assets	$41,161	$41,161	$—	$—

Liabilities:
Warrant liabilities	$6,394	$—	$—	$6,394
Contingent value right liability	358,600	—	—	358,600
Forward contract liabilities	28,307	—	28,307	—
Total liabilities	$393,301	$—	$28,307	$364,994
There were no transfers within the fair value hierarchy during the years ended December 31, 2024 or 2023.
Cash, Cash Equivalents, and Restricted Cash
As of December 31, 2024 and 2023, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of December 31, 2024, the Company had restricted cash balances relating to secured letters of credit in connection with its real estate leases (see Note 9). The Company’s consolidated statement of cash flows includes the following as of December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	$212,610	$76,911
Long-term restricted cash	1,669	1,377
Total cash, cash equivalents, and restricted cash	$214,279	$78,288

Warrants to Purchase Common Stock
In December 2019, the Company issued warrants to purchase common stock in connection with a private placement, or the 2019 Warrants. The outstanding 2019 Warrants expired on December 23, 2024 in accordance with their terms. Pursuant to the terms of the 2019 Warrants, the Company could have been required to settle the 2019 Warrants in cash in the event of certain acquisitions of the Company and, as a result, the 2019 Warrants were required to be measured at fair value and reported as a liability on the balance sheet. On December 20, 2022, the Company amended the terms of the outstanding 2019 Warrants held by certain members of the Board of Directors, or the Amended 2019 Warrants, to remove the cash settlement provision. As a result, the Amended 2019 Warrants were remeasured at fair value on December 20, 2022 and reclassified from a liability to equity on the balance sheet. See Note 12 for further discussion on the equity-classified Amended 2019 Warrants.
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

The Company recorded the fair value of the 2019 Warrants and the 2022 Warrants upon issuance using the Black-Scholes valuation model and is required to revalue the 2019 Warrants and the 2022 Warrants at each reporting date, with any changes in fair value recorded in the consolidated statements of operations and comprehensive loss. The valuations of the 2019 Warrants and the 2022 Warrants are classified as Level 3 of the fair value hierarchy due to the need to use assumptions in the valuations that are both significant to the fair value measurement and unobservable, including the stock price volatility and the expected life of the 2019 Warrants and the 2022 Warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The changes in the fair values of the warrants are reflected in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.
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
Expected life. The expected life of the 2019 Warrants was assumed to be equivalent to their remaining contractual term which expired on December 23, 2024. The expected life of the 2022 Warrants is assumed to be equivalent to their remaining contractual term which expire on April 11, 2027.
Volatility. The Company estimates stock price volatility based on the Company’s historical volatility for a period of time commensurate with the expected remaining life of the warrants.
The 2019 Warrants expired on December 23, 2024 and therefore, there were no 2019 Warrants outstanding as of December 31, 2024. A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2019 Warrants liability as of December 31, 2023 is as follows:

December 31,
2023
Risk-free interest rate	4.79%
Dividend yield	—
Expected life (in years)	0.98
Expected volatility	83.67%
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

	December 31,
	2024	2023
Risk-free interest rate	4.25%	4.01%
Dividend yield	—	—
Expected life (in years)	2.28	3.28
Expected volatility	92.92%	84.09%
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 12), for the year ended December 31, 2024 (in thousands):

Warrant liabilities
Fair value as of December 31, 2023	$6,394
Change in fair value	(2,558)
Fair value as of December 31, 2024	$3,836

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
The CVRs represent financial instruments that are accounted for under the fair value option election in ASC 825. Under the fair value option election, the CVRs are initially measured at the aggregate estimated fair value of the CVRs and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The liability was recorded at the date of approval, November 13, 2023, as a dividend. The estimated fair value of the CVR liability was determined using a discounted cash flow methodology as of December 31, 2023 and a Monte Carlo simulation model as of December 31, 2024 to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in fair value of the CVR liability are presented in the consolidated statements of operations and comprehensive loss. The liability value is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of success, expected volatility of future revenues (Monte Carlo simulation model) and risk-adjustment discount rate (discounted cash flow methodology), which represent a Level 3 measurement within the fair value hierarchy. The significant inputs used to estimate the fair value of the CVR liability, which represented a financial instrument being accounted for under the fair value option, were as follows:

December 31,
2024
Estimated cash flow dates	2025 - 2038
Estimated probability of success	95.0% - 100.0%
Expected volatility of future revenues	22.0%

December 31,
2023
Estimated cash flow dates	2024 - 2038
Estimated probability of success	95.0%
Risk-adjusted discount rate	13.7%
The following table reflects a roll-forward of fair value for the Company’s Level 3 CVR liability for the year ended December 31, 2024 (in thousands):

CVR liability
Fair value as of December 31, 2023	$358,600
Change in fair value	36,900
Fair value as of December 31, 2024	$395,500
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
2023 Private Placement
The Company entered into a contract for the issuance of 149,330.115 shares of Series A Preferred Stock as part of the 2023 Private Placement which was settled in multiple tranches. The Company determined the obligation to issue 148,710.488 shares of Series A Preferred Stock to Dr. Timothy A. Springer, a member of the Company’s Board of Directors, and TAS Partners LLC, an affiliate of Dr. Springer, represented a forward contract. See Note 11. The initial fair value of the forward contract liability on November 13, 2023 was insignificant as the fair value of the underlying Series A Preferred Stock was equal to the purchase price of the Series A Preferred Stock as agreed upon in the 2023 Private Placement. Subsequent measurement of the fair value of the forward contract liability was based on the market price of the Company’s common stock, which represented the redemption and conversion value of the Series A Preferred Stock, less the purchase price, on an as-converted basis. The non-cash settlement of a portion of the liability occurred on December 13, 2023 with the issuance of the first tranche of the Series A Preferred Stock for $14.8 million. The non-cash settlement of the remaining second and third tranches occurred on January 12, 2024 and February 11, 2024, respectively, for a total of $35.2 million.
The following table presents changes in the forward contract liabilities for the periods presented (in thousands):

Forward contract liabilities
Fair value as of December 31, 2023	$28,307
Settlements	(35,197)
Change in fair value	6,890
Fair value as of December 31, 2024	$—
7. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$7,295	$6,280
Computer equipment and software	415	702
Leasehold improvements	3,427	61
Furniture and fixtures	268	452
Office equipment	169	196
Construction in process	695	150
Total property and equipment	12,269	7,841
Less accumulated depreciation	(2,357)	(5,728)
Property and equipment, net	$9,912	$2,113
See Note 9 for details regarding the impairment loss the Company recognized for certain furniture and fixtures during the year ended December 31, 2024.
Depreciation expense was $1.2 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Payroll and employee related expenses	$3,534	$4,390
Accrued patent fees	813	472
Accrued external research and development costs	2,987	4,896
Accrued professional and consulting services	3,674	4,331
Property and equipment	782	128
Other	286	516
Accrued expenses	$12,076	$14,733

9. Leases
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
Effective May 7, 2024, the Company and the Landlord entered into the first amendment to the Frederick Lease Agreement, or the First Frederick Lease Agreement Amendment, providing for the expansion of the premises leased pursuant to the Frederick Lease Agreement by approximately 7,842 square feet. In connection with the expansion of the leased premises, the Company is obligated to pay $0.3 million in additional annual base rent for the first year of the term, which is subject to an annual upward adjustment of 3% of the then-current rental rate, as well as its share of operating costs and taxes. The lease commenced on May 7, 2024 which was the date the Landlord delivered full possession of the premises to the Company and will be coterminous with the Frederick Lease Agreement. The rent commencement date was September 1, 2024.
The Company assessed the classification of the lease at the commencement date and concluded it should be accounted for as an operating lease. The Company recorded a lease liability and right-of-use asset each of $1.2 million on the commencement date. The First Frederick Lease Agreement Amendment includes a tenant improvement allowance of up to $0.1 million which was recognized as a reduction in the right-of-use asset and lease liability at the commencement date as the Company was reasonably certain to incur reimbursable costs related to alterations equal to or exceeding the amount. The discount rate of 14% was determined based on the Company’s incremental borrowing rate adjusted for the lease term.
Effective August 30, 2024, the Company and the Landlord entered into the second amendment to the Frederick Lease Agreement, or the Second Frederick Lease Agreement Amendment, providing for the expansion of the premises leased pursuant to the Frederick Lease Agreement and First Frederick Lease Agreement Amendment by approximately 2,009 square feet. In connection with the expansion of the leased premises, the Company is obligated to pay $0.1 million in additional annual base rent for the first year of the term, which is subject to an annual upward adjustment of 3% of the then-current rental rate, as well as its share of operating costs and taxes. The lease commenced on September 1, 2024, which was the date the Landlord delivered full possession of the premises to the Company and will be coterminous with the Frederick Lease Agreement. The rent commencement date was September 1, 2024.

The Company assessed the classification of the lease at the commencement date and concluded it should be accounted for as an operating lease. The Company recorded a lease liability and right-of-use asset each of $0.3 million on the commencement date. The discount rate of 14% was determined based on the Company’s incremental borrowing rate adjusted for the lease term.
The Company secured a letter of credit from Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), or SVB, for $0.3 million for the Frederick Lease Agreement, the First Frederick Lease Agreement Amendment and the Second Frederick Lease Agreement Amendment, which is recognized as long-term restricted cash as of December 31, 2024 and renews automatically each year.
65 Grove Street Lease
In July 2019, the Company entered into a lease with BRE-BMR Grove LLC for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts, or the Watertown Lease Agreement. As part of the Watertown Lease Agreement, the Company incurred $0.8 million in non-reimbursable construction costs. The lease began in March 2020, when the Company took control of the office space, and the lease term is 8 years. The discount rate of 8.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term, including any reasonably certain renewal periods. In connection with the Watertown Lease Agreement, the Company secured a letter of credit from SVB for $1.6 million.
On September 1, 2022, the Company entered into an amendment, or the Watertown Lease Agreement Amendment, to its lease agreement with BRE-BMR Grove LLC, originally entered into on July 23, 2019 to expand the Company’s laboratory and office space located at 65 Grove Street, Watertown, Massachusetts by 7,216 square feet. The lease term began on September 1, 2022, consistent with when the Company took control of the office space and the expected lease term is 5.7 years. The discount rate of 11.3% was determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods. Rent payments began in November 2022, and the base rent for the first year is $0.1 million per month. The Company recorded the right-of-use asset and operating lease liabilities of $3.2 million during the year ended December 31, 2022 as control of the premises was transferred to the Company.
On October 6, 2022, the Company entered into a sublease agreement to sublease 7,216 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts. The sublease commenced on October 24, 2022, when the Company, the sublessee and BRE-BMR Grove LLC, executed a Consent to Sublease. The term of the sublease expired on March 31, 2024 with no option to extend the sublease term. Sublease income is included within other income, net in the consolidated statements of operations and comprehensive loss.
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
In May 2023, the Company received notice from BRE-BMR Grove LLC that the requirements to reduce the amount of the letter of credit for the Watertown Lease Agreement had been met. In connection therewith, in June 2023, the Company secured a letter of credit from JPMorgan Chase Bank, N.A. for $1.4 million, which is recognized as long-term restricted cash as of December 31, 2024 and 2023, and renews automatically each year. The $1.6 million letter of credit with SVB was released from restriction and returned to the Company on July 17, 2023, and therefore was reclassified into cash and cash equivalents in the consolidated balance sheets.
On October 31, 2023, in connection with entering into Amendment No. 1 to the License and Development Agreement with Sobi as described in Note 14, the Company entered into a sublease agreement with Sobi to sublease approximately 5,600 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts for which Sobi paid $1.0 million upfront rental payment. The sublease commenced on November 6, 2023, when the Company, Sobi, and BRE-BMR Grove LLC, executed a Consent to Sublease. The term of the sublease expired on November 5, 2024 with no option to extend the sublease term. As of December 31, 2023, deferred rent of $0.8 million is included within accrued expenses and other current liabilities in the consolidated balance sheet.
During the year ended December 31, 2023, the Company determined that the right-of-use asset related to the operating lease for approximately 7,216 square feet at 65 Grove Street was partially impaired as of November 30, 2023. As a result, the Company recognized a $0.7 million right-of-use asset impairment charge in impairment of long-lived assets on its consolidated statements of operations and comprehensive loss during the year ended December 31, 2023.
As a result of the expiration of the sublease to Sobi in November 2024 and the Company’s decision to cease use of its office and laboratory space at 65 Grove Street, Watertown, Massachusetts, the Company assessed the right-of-use assets and related furniture and fixtures associated with the Watertown Lease Agreement and Watertown Lease Agreement Amendment

for impairment. The carrying value of each asset group was compared against the future net undiscounted cash flows projected to be generated over the remaining lease terms. These projections included management's estimates of cash inflows from potential sublease income. The carrying amount of the asset groups was found to be unrecoverable, thus the Company assessed the fair value of each asset group. The fair value was determined using the income approach, whereby the Company discounted the estimated net cash flows using a rate commensurate with the Company’s estimated incremental borrowing rate. As a result of this assessment, which included unrecoverable operating and maintenance costs, the Company determined that each asset group was fully impaired. As such, an impairment charge of $7.6 million was recognized during the year ended December 31, 2024, $7.4 million of which related to the right-of-use assets and $0.2 million related to property and equipment.
704 Quince Orchard Road Leases
In connection with the Merger, the Company acquired two operating leases for office and laboratory space in Gaithersburg, Maryland. The leases expire in January 2027 and do not contain any renewal rights. The discount rate of 11.5% was determined based on the Company’s incremental borrowing rate adjusted for the lease term.
Rent expense for the years ended December 31, 2024 and 2023 was $5.5 million, $3.8 million, respectively.
For the years ended December 31, 2024 and 2023, the components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$3,856	$2,828
Variable lease cost	1,609	965
Short-term lease cost	28	8
Less sublease income	(1,099)	(1,172)
Total lease cost	$4,394	$2,629
The maturity of the Company’s operating lease liabilities as of December 31, 2024 were as follows (in thousands):

December 31,
2024
2025	$3,645
2026	4,538
2027	4,345
2028	2,314
2029	1,409
Thereafter	2,188
Total future minimum lease payments	18,439
Less: Imputed interest	4,455
Total operating lease liabilities	$13,984

The supplemental disclosure for the statement of cash flows related to operating leases were as follows (in thousands):

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$3,559	$2,696

Other than the initial recording of the right-of-use assets and lease liabilities for the Frederick Lease Agreement, First Frederick Lease Agreement Amendment, and Second Frederick Lease Agreement Amendment during the year ended December 31, 2024, the impairments on the right-of-use assets for the Watertown Lease Agreement and Watertown Lease Agreement Amendment during the years ended December 31, 2024 and 2023, as applicable, and the assumption of the right-of-use assets and lease liabilities in connection with the Merger during the year ended December 31, 2023, which were non-cash, the changes in the Company’s right-of-use assets and lease liabilities for the years ended December 31, 2024 and 2023 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.

The following summarizes additional information related to the Company’s operating leases:

	December 31,
	2024	2023
Weighted-average remaining lease term	4.5 years	4.3 years
Weighted-average discount rate	11.7%	9.9%

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
During the year ended December 31, 2023, the Company recorded a loss of $0.7 million on the extinguishment of the 2020 Term Loan, consisting of the prepayment penalty of $0.2 million and the write-off of $0.5 million of unamortized debt issuance costs and venture debt termination fee, which was included within interest expense in the consolidated statements of operations and comprehensive loss.
As of December 31, 2024 and 2023, the Company had no outstanding borrowings.
During the year ended December 31, 2024, the Company recognized no interest expense. During the year ended December 31, 2023, the Company recognized $2.1 million of interest expense related to the 2020 Term Loan.

11. Convertible Preferred Stock
Series B Preferred Stock
The Certificate of Designation of Preferences, Rights, and Limitations of the Series B Non-Voting Convertible Preferred Stock, or the Series B Certificate of Designation, was filed with the Secretary of State of the State of Delaware on July 2, 2024, and provided for the designation of shares of Series B Preferred Stock and authorized the issuance of 2,937,903 shares of Series B Preferred Stock.
Additionally, on July 2, 2024, the Company entered into the 2024 Securities Purchase Agreement with certain institutional and accredited investors, or the Purchasers. The Purchasers included (i) Dr. Timothy A. Springer, a member of the Company’s Board of Directors; (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Dr. Chafen Lu, Dr. Springer’s wife. Pursuant to the 2024 Securities Purchase Agreement, the Company agreed to issue and sell an aggregate of 3,563,247 shares of common stock and 2,937,903 shares of Series B Preferred Stock for an aggregate purchase price of $130.0 million in the 2024 Private Placement. Each share of Series B Preferred Stock is convertible into one share of the Company’s common stock subject to stockholder approval of a proposal to issue such shares of common stock upon conversion of such shares of Series B Preferred Stock in accordance with the Listing Rules of the Nasdaq Stock Market LLC, or the Series B Conversion Proposal.
Under the 2024 Securities Purchase Agreement, the Company issued 3,563,247 shares of common stock and 578,403 shares of Series B Preferred Stock for an aggregate purchase price of $82.8 million to the Purchasers other than Dr. Springer, TAS Partners LLC, and Dr. Lu. The Company also issued (i) 1,636,832 shares of Series B Preferred Stock to Dr. Springer, (ii) 721,361 shares of Series B Preferred Stock to TAS Partners LLC, and (iii) 1,307 shares of Series B Preferred Stock to Dr. Lu for an aggregate purchase price of $47.2 million.
Pursuant to the 2024 Securities Purchase Agreement, the Company agreed to submit to its stockholders the approval of the Series B Conversion Proposal, at a special meeting of stockholders, which was held on September 20, 2024. On September 20, 2024, at such special meeting, the Company’s stockholders approved the Series B Conversion Proposal, among other matters.

On September 25, 2024, pursuant to the terms of the Series B Certificate of Designation, 2,499,976 shares of Series B Preferred Stock automatically converted into 2,499,976 shares of common stock; 437,927 shares of Series B Preferred Stock did not automatically convert at such time due to beneficial ownership limitations.
The Series B Preferred Stock were classified in permanent equity as there were no conditions that could have required cash redemption of the shares.
The Series B Preferred Stock has the following rights and preferences:
Conversion
Prior to the stockholder approval of the Series B Conversion Proposal the Series B Preferred Stock were not convertible into shares of common stock. Following the stockholder approval of the Series B Conversion Proposal, each share of Series B Preferred Stock automatically converted into one share of common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 0.0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion; provided, however, that such beneficial ownership limitation does not apply to Dr. Springer, TAS Partners LLC, or any of their respective affiliates.
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
Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, each holder of Series B Preferred Stock shall be entitled to receive out of the assets of the Company, whether capital or surplus, the same amount that a holder of common stock would receive if the Series B Preferred Stock were fully converted, which shall be paid pari passu with holders of common stock and holders of Series A Preferred Stock, plus an amount equal to any dividends declared but unpaid. If the assets available for distribution are not sufficient to pay the holders of the Series B Preferred Stock pursuant to the preceding sentence, all remaining assets will be distributed ratably to the holders of the Series A Preferred Stock, Series B Preferred Stock and common stock.
Series A Preferred Stock
The Certificate of Designation of Preferences, Rights, and Limitations of the Series A Non-Voting Convertible Preferred Stock, or the Series A Certificate of Designation, was filed on November 13, 2023, which provided for the designation of shares of the Series A Preferred Stock and authorized the issuance of 548,375 shares of Series A Preferred Stock.
Additionally on November 13, 2023, the Company entered into the 2023 Securities Purchase Agreement with (i) Dr. Timothy A. Springer, a member of the Company’s Board of Directors; (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Dr. Murat Kalayoglu, a co-founder and the former chief executive officer of Old Cartesian, who joined the Company’s Board of Directors effective immediately after the effective time of the Merger, or the Investors. Pursuant to the 2023 Securities Purchase Agreement, the Company agreed to issue and sell an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million in the 2023 Private Placement.
In the 2023 Private Placement, Dr. Timothy A. Springer agreed to settle his purchases in three tranches of shares of Series A Preferred Stock, the first for a purchase price of $10.0 million and each thereafter for a purchase price of approximately $20.0 million, with the three tranches settling 30, 60, and 90 days, respectively, following the Closing Date. TAS Partners LLC agreed to settle its purchase for approximately $10.0 million within 30 days following the Closing Date. The first, second and third tranches were settled on December 13, 2023, January 12, 2024 and February 11, 2024, respectively, under which (i) 24,785.081 shares of Series A Preferred Stock were issued to each of TAS Partners LLC and Dr. Timothy A. Springer in the first tranche, (ii) 49,570.163 shares of Series A Preferred Stock were issued to Dr. Timothy A. Springer in the second tranche, and (iii) 49,570.163 shares of Series A Preferred Stock were issued to Dr. Timothy A. Springer in the third tranche. On November 15, 2023, the Company issued 619.627 shares of Series A Preferred Stock to Seven One Eight Three Four Irrevocable Trust for $0.25 million.
The Company determined the obligation to issue 148,710.488 shares of Series A Preferred Stock to Dr. Springer and TAS Partners LLC represented a forward contract and was accounted for as a liability with changes in fair value recorded in earnings. A portion of the liability was settled with the initial issuance of 49,570.162 shares of Series A Preferred Stock on December 13, 2023. The remaining portion of the forward contract liability was settled upon the issuance of 49,570.163 shares of Series A Preferred Stock each on January 12, 2024 and February 11, 2024, respectively (see Note 6).
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
On April 8, 2024, pursuant to the terms of the Series A Certificate of Designation, as amended, 367,919.247 shares of Series A Preferred Stock automatically converted into 12,263,951 shares of common stock, including the non-cash reclassification of an amount equal to the increase in par value of common stock from additional paid-in capital; 166,341.592 shares of Series A Preferred Stock did not automatically convert at such time due to beneficial ownership limitations.
On October 11, 2024, pursuant to a Notice of Optional Conversion delivered to the Company by a holder of Series A Preferred Stock pursuant to the Series A Certificate of Designation, 45,551.190 shares of Series A Preferred Stock held by such holder were converted into 1,518,373 newly issued shares of common stock.
In accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) the Series A Preferred Stock was classified outside of stockholders’ deficit upon issuance and as of December 31, 2023 because the shares of Series A Preferred Stock contained redemption features that were not solely within the control of the Company. The Series A Preferred Stock was not currently redeemable, nor was it probable that the instrument would become redeemable, as it was only redeemable upon the occurrence of a contingent event. Accordingly, no accretion was recognized for the Series A Preferred Stock. As a result of the approval of the Conversion Proposal, all conditions that could have required cash redemption of the Series A Preferred Stock were removed. Since the Series A Preferred Stock was no longer redeemable, the associated balances of the Series A Preferred Stock were reclassified to permanent equity during the first quarter of 2024.
The Series A Preferred Stock has the following rights and preferences:
Conversion
Prior to the stockholder approval of the Conversion Proposal, the Series A Preferred Shares were not convertible. Following the stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock automatically converted into 33.333 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion; provided, however, that such beneficial ownership limitation does not apply to Dr. Springer, TAS Partners LLC, or any of their respective affiliates.
Each share of Series A Preferred Stock outstanding that was not otherwise automatically converted into common stock as a result of the beneficial ownership limitation shall be convertible at any time at the option of the holder following stockholder approval of the Conversion Proposal, only to the extent the beneficial ownership limitation does not apply to the shares of Series A Preferred Stock to be converted.
Redemption

Prior to the stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock was redeemable at the option of the holder at any time following the date that was 18 months after the initial issuance date of the Series A Preferred Stock, other than any shares of Series A Preferred Stock that would not have been convertible into shares of common stock as a result of the beneficial ownership limitation referred to above. The amount payable upon redemption would have been equal to the average closing sale price of the common stock listed over the ten consecutive trading days ending on, and including, the day immediately prior to the redemption date multiplied by the number of shares of common stock the Series A Preferred Stock would have been convertible into. Following the Conversion Proposal, the Series A Preferred Stock is not redeemable.
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
Voting
Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Series A Certificate of Designation, (c) amend the Charter or other organizational documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (d) issue further shares of Series A Preferred Stock (other than in connection with the exercise of the stock options to purchase Series A Preferred Stock) or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (e) prior to the stockholder approval of the Conversion Proposal or at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate either (A) a Fundamental Transaction (as defined in the Series A Certificate of Designation) or (B) any merger or consolidation of the Company or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, (f) amend or fail to comply with, in any manner that would be reasonably likely to prevent, impede or materially delay the conversion (or the stockholder approval thereof), or terminate, any of the stockholder support agreements entered into in connection with the Merger, or the Support Agreements, or agree to any transfer, sale or disposition of such shares subject to the Support Agreements (except for such transfers, sales or dispositions with respect to which the approval of the Company is not required pursuant to the applicable Support Agreement) or (g) enter into any agreement with respect to any of the foregoing.
Liquidation
The holders of Series A Preferred Stock shall rank on parity with the common stockholders and the holders of Series B Preferred Stock as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.
Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary each holder of Series A Preferred Stock shall be entitled to receive out the assets of the Company equal to of the same amount that a holder of common stock would receive if the Series A Preferred Stock were fully converted, which shall be paid pari passu with holders of common stock and holders of Series B Preferred Stock, plus an amount equal to any dividends declared but unpaid. If the assets available for distribution are not sufficient to pay the holders of the Series A Preferred Stock pursuant to the preceding sentence, the assets will be distributed ratably to the holders of the Series A Preferred Stock, Series B Preferred Stock and common stock.
As of December 31, 2024, the Company had 120,790.402 shares of Series A Preferred Stock and 437,927 shares of Series B Preferred Stock issued and outstanding, respectively, which are convertible into a total of 4,464,273 shares of common stock.

12. Equity
Equity Financings
2024 Private Placement
On July 2, 2024, the Company and the Purchasers entered into the 2024 Securities Purchase Agreement for the 2024 Private Placement.
Pursuant to the 2024 Securities Purchase Agreement, the Purchasers agreed to purchase an aggregate of 3,563,247 shares of common stock and 2,937,903 shares of Series B Preferred Stock, inclusive of 2,359,500 shares of Series B Preferred Stock purchased by directors and executive officers of the Company, and related parties thereto, each at a price per share of $20.00. The 2024 Private Placement resulted in gross proceeds of approximately $130.0 million before deducting placement agent fees and other offering expenses. See Note 11.

Merger
On December 5, 2023, the Company issued 224,099 shares of common stock as part of its consideration transferred in connection with the Merger which settled the related equity-classified forward contract (see Note 4).
Underwritten Offering
On April 6, 2022, the Company entered into an underwriting agreement with SVB Securities LLC (now known as Leerink Partners LLC), as representative of the several underwriters named therein, relating to an underwritten offering of 914,285 shares of the Company’s common stock and 2022 Warrants to purchase up to 685,712 shares of common stock, or the 2022 Offering. Each share and accompanying 2022 Warrant to purchase 0.75 shares of common stock was sold at a combined offering price of $42.30. The exercise price for the 2022 Warrants is $46.50 per share. The Company received net proceeds from the 2022 Offering of approximately $36.9 million.
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
“At-the-Market” Offerings
2024 Sales Agreement
On December 13, 2024, the Company entered into a Sales Agreement, or the 2024 Sales Agreement, with Leerink Partners to sell shares of the Company’s common stock, from time to time, through an “at the market” equity offering program under which Leerink Partners will act as sales agent. The shares of common stock sold pursuant to the 2024 Sales Agreement will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283803), filed on December 13, 2024 with the SEC and related prospectus supplement, filed on January 8, 2025 with the SEC, for aggregate gross sales proceeds of up to $100.0 million.
2021 Sales Agreement
On October 25, 2021, the Company entered into a Sales Agreement, or the 2021 Sales Agreement, with Leerink Partners LLC (then known as SVB Leerink LLC), or Leerink Partners, pursuant to which the Company may sell shares of the Company’s common stock, from time to time, through an “at the market” equity offering program under which Leerink Partners will act as sales agent. The shares of common stock sold pursuant to the 2021 Sales Agreement, if any, would be issued and sold pursuant to a registration statement to be filed by the Company with the SEC, for aggregate remaining gross sales proceeds of up to $51.0 million. During the years ended December 31, 2024 and 2023, the Company sold no shares of its common stock pursuant to the 2021 Sales Agreement. The 2024 Sales Agreement supersedes the 2021 Sales Agreement, which is no longer in effect.
June 2020 Sobi Stock Purchase
On June 11, 2020, the Company entered into a stock purchase agreement with Sobi, pursuant to which the Company sold an aggregate of 180,546 shares of its common stock at a purchase price equal to $138.4680 per share, which represented 120% of the 10-day volume-weighted average price of the Company’s common stock prior to signing, for aggregate gross proceeds of $25.0 million, or the Sobi Private Placement. The closing of the Sobi Private Placement occurred on July 31, 2020.
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
December 2019 Financing

On December 18, 2019, the Company entered into a securities purchase agreement, or the 2019 Securities Purchase Agreement, with a group of institutional investors and certain members of the Board of Directors. Pursuant to the 2019 Securities Purchase Agreement, the Company sold an aggregate of 1,254,496 shares of its common stock at a purchase price of $43.80 per share, warrants to purchase an aggregate of 766,275 shares of common stock at a purchase price of $3.75 per share underlying each common warrant, and pre-funded warrants to purchase an aggregate of 278,070 shares of common stock at a purchase price of $43.80 per share, all with five year terms, or the 2019 Private Placement. The closing of the 2019 Private Placement occurred on December 23, 2019. The exercise price of the pre-funded warrants is $0.003 per share and the exercise price for the common warrants is $43.80 per share. In the event of a certain sale of the Company, the terms of the common warrants require us to make a payment to such common warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). This provision does not apply to the pre-funded warrants. Therefore, the Company is required to account for the common warrants as liabilities and record them at fair value, while the pre-funded warrants met the criteria to be classified as permanent equity.
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
The outstanding 2019 Warrants expired on December 23, 2024 in accordance with their terms. The remaining 2022 Warrants liability was revalued as of December 31, 2024 at $3.8 million. During the years ended December 31, 2024 and 2023, the Company recorded a decrease of $2.6 million and $12.7 million, respectively, in the fair value of the warrants in the consolidated statements of operations and comprehensive loss.
Warrants
The following is a summary of warrant activity for the years ended December 31, 2024 and 2023:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at December 31, 2022	74,539	966,393	1,040,932	$46.03
Expired	(119)	—	(119)	$503.10
Outstanding at December 31, 2023	74,420	966,393	1,040,813	$45.98
Exercises	(65,681)	—	(65,681)	43.80
Expired	(1,928)	(280,681)	(282,609)	44.09
Outstanding at December 31, 2024	6,811	685,712	692,523	$46.96
Common Stock
As of December 31, 2024, the Company had 350,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 25,767,369 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
Common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.
Dividends
Common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through December 31, 2024, no cash dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.

Reserved Shares
The Company has authorized shares of common stock for future issuance as follows:

As of
December 31, 2024
Exercise of warrants	692,523
Shares available for future stock incentive awards	4,205,199
Unvested restricted stock units	444,238
Outstanding common stock options	1,706,035
Series A Preferred Stock	4,026,346
Series B Preferred Stock	437,927
Total	11,512,268

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
Additionally, pursuant to the terms of the 2016 Plan, the Board of Directors is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board of Directors or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board of Directors established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2024 and 2023, the number of shares of common stock that may be issued under the 2016 Plan was increased by 215,903 and 204,056 shares, respectively. In June 2024, the Company’s stockholders approved an amendment and restatement of the 2016 Plan to reserve an additional 3,466,544 shares of the Company’s common stock for issuance. As of December 31, 2024, 3,520,174 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 39,166 shares of its common stock for issuance. In March 2019, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 66,667 shares of the Company’s common stock for issuance thereunder. In December 2023, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 60,833 shares of the Company’s common stock for issuance thereunder. In June and December 2024, the Board of Directors approved amendments and restatements of the 2018 Inducement Incentive Award Plan to reserve an additional 360,000 and 450,000 shares, respectively, of the Company’s common stock for issuance thereunder. As of December 31, 2024, there are 611,960 shares available for future grant under the 2018 Inducement Incentive Award Plan.
In accordance with the Merger Agreement, the Company assumed Old Cartesian’s 2016 Stock Incentive Plan, or the Old Cartesian Plan. The Old Cartesian Plan permits the granting of options or restricted stock to employees, officers, directors, consultants and advisors to the Company. The unvested common stock options and Series A Preferred Stock options assumed by the Company in connection with the Merger generally vest over a four-year period. Additionally, the stock options granted have a contractual term of ten years and only full shares can be exercised as per the individual award agreements. As of December 31, 2024, there are 27,270 shares available for future grant under the Old Cartesian Plan.
In connection with the Merger, the outstanding stock options to purchase Old Cartesian common stock were converted into stock options to purchase 776,865 shares of common stock and 14,112.299 shares of Series A Preferred Stock of the Company. These replacement awards were revalued at their acquisition-date fair value and then attributed to pre and post-combination service. This resulted in $2.6 million attributed to post-combination service to be recognized as stock-based compensation expense over the remaining terms of the replacement awards, of which $1.3 million and $0.2 million was recognized as research and development expense in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2024 and 2023, respectively. Following the Automatic Conversion, the options exercisable for shares of Series A Preferred Stock became exercisable for shares of common stock.

Settlement of Equity Compensation Awards
Upon consummation of the First Merger, the equity compensation awards of the Company outstanding as of the date of the Merger were settled as follows: (i) each unvested option to acquire shares of common stock and each unvested restricted stock unit award with respect to shares of common stock was accelerated and vested in full at the effective time of the First Merger; (ii) each option to acquire shares of common stock was canceled and in exchange therefore, former holders became entitled to receive an amount in cash equal to the product of (A) the total number of shares of common stock subject to the unexercised portion the stock option (determined after giving effect to the accelerated vesting) multiplied by (B) the excess, if any, of $61.80, or the Cash-out Amount, over the applicable exercise price per share of common stock under such stock option; and (iii) each restricted stock unit award with respect to shares of common stock was cancelled and the former holder of such canceled restricted stock unit became entitled, in exchange therefor, to receive an amount in cash equal to the product of (A) the total number of shares of common stock deliverable under such restricted stock unit (determined after giving effect to the accelerated vesting) multiplied by (B) the Cash-out Amount. Stock options with an exercise price in excess of the Cash-out Amount received no cash payment.
The modification to accelerate the vesting of all awards upon the Merger resulted in full recognition of unrecognized compensation of $13.1 million, of which $5.9 million and $7.2 million was classified as research and development expense and general and administrative expense, respectively, in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. In addition, with the exception of any options with an exercise price greater than $61.80 per share, all awards were settled in cash for an amount equal to $61.80 less any exercise price associated with the awards. The total cash payment made to the holders of stock options and restricted stock units was $9.4 million. The fair value of the awards prior to the settlement was recorded to additional paid-in capital in an amount of $6.2 million and the amount in excess of fair value was recognized as additional stock-based compensation expense in an amount of $3.2 million, of which $1.5 million and $1.7 million was classified as research and development expense and general and administrative expense, respectively, in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
Stock-Based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss, including $1.5 million recognized as stock-based compensation expense upon the achievement of a technical milestone by Ginkgo Bioworks Holdings, Inc., or Ginkgo, during the year ended December 31, 2023 as described in Note 16, was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$3,217	$12,985
General and administrative	3,365	12,793
Total stock-based compensation expense	$6,582	$25,778
Stock Options
The fair value of the stock options assumed in connection with the Merger was calculated using a Black-Scholes option pricing model based on the following weighted-average assumptions:

	Common Stock	Series A Preferred Stock
Risk-free interest rate	4.83%	4.92%
Dividend yield	—	—
Expected term	3.59	3.29
Expected volatility	83.77%	83.87%
Weighted-average fair value of common stock or Series A Preferred Stock, as applicable	$12.00	$403.47
The estimated grant date fair values of stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.02%	3.95%
Dividend yield	—	—
Expected term	6.21	5.94
Expected volatility	95.21%	94.64%
Weighted-average fair value of common stock	$19.63	$34.54
The expected term of the Company’s stock options granted has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Under the simplified method, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its stock-based awards. Expected volatilities are based on the Company’s historical volatility.
The weighted average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $15.63 and $26.90, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2024 was $7.0 million. No stock options were exercised during the year ended December 31, 2023.
As of December 31, 2024, total unrecognized compensation expense related to unvested common stock options was $10.3 million, which is expected to be recognized over a weighted average period of 2.9 years.
The following table summarizes the stock option activity under the 2016 Plan, the 2018 Inducement Incentive Award Plan, and the Old Cartesian Plan for options for common stock:

			Weighted-average
	Number of		remaining	Aggregate
	common stock	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Outstanding at December 31, 2023	776,865	$2.97	6.50	$13,760
Granted	1,000,092	$19.63
Converted from options for Series A Preferred Stock	470,403	$2.40
Exercised	(458,544)	$2.57
Forfeited	(82,781)	$17.28
Outstanding at December 31, 2024	1,706,035	$11.99	7.59	$12,025

Vested at December 31, 2024	656,258	$3.22	5.36	$9,674
Vested and expected to vest at December 31, 2024	1,564,044	$11.31	7.44	$11,961
The following table summarizes the stock option activity under the Old Cartesian Plan for options for Series A Preferred Stock:

	Number of		Weighted-average
	Series A		remaining	Aggregate
	Preferred Stock	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Outstanding at December 31, 2023	14,112.299	$79.94	5.91	$8,601
Converted to options for common stock	(14,112.299)	$79.94
Outstanding at December 31, 2024	—	$—
As a result of the approval of the Conversion Proposal on March 27, 2024, all conditions that could have required cash redemption of the Series A Preferred Stock underlying the stock options were removed. Since the Series A Preferred Stock was no longer redeemable, the associated balances of the stock options to purchase Series A Preferred Stock were reclassified to additional paid-in capital during the first quarter of 2024.
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

Restricted Stock Units
During the year ended December 31, 2024, the Company granted 477,037 restricted stock unit awards with a weighted average fair value of $19.86 per share based on the closing price of the Company’s common stock on the date of grant under the 2016 Plan and the Old Cartesian Plan, which generally vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock unit awards based on historical experience.
No restricted stock unit awards vested during the year ended December 31, 2024. The aggregate fair value of restricted stock unit awards that vested during the year ended December 31, 2023 was $0.7 million.
Unrecognized compensation expense related to the restricted stock unit awards was $5.4 million as of December 31, 2024, which is expected to be recognized over a weighted-average period of 2.9 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and the Old Cartesian Plan:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2023	—	$—
Granted	477,037	19.86
Forfeited	(32,799)	19.80
Unvested at December 31, 2024	444,238	$19.86

14. Revenue Arrangements
Collaboration and license revenue
Astellas Gene Therapies
In January 2023, the Company entered into the License and Development Agreement, or the Astellas Agreement, with Audentes Therapeutics, Inc., or Astellas. Under the Astellas Agreement, the Company granted Astellas an exclusive license to the Company’s IdeXork technology arising from Xork, to develop and commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product. Xork, Genovis’ IgG Protease, was licensed pursuant to an Exclusive License Agreement, or the Genovis Agreement, with Genovis AB (publ.), or Genovis, as described in Note 16 to these consolidated financial statements. Astellas paid a $10.0 million upfront payment to the Company upon signing of the Astellas Agreement, and the Company was entitled to receive up to $340.0 million in future additional payments over the course of the partnership that were contingent on the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales where Xork is used as a pre-treatment for an Astellas investigational or authorized product. The Company was also eligible for tiered royalty payments ranging from low to high single digits. Any proceeds received from milestone payments or royalties relating to Xork would have been required to be distributed to holders of CVRs, net of certain deductions.
Pursuant to the Astellas Agreement, the Company would have had the exclusive right and responsibility to complete research and development of Xork products and to conduct all preclinical studies and clinical trials for Xork for use in Pompe disease with an Astellas gene therapy investigational or authorized product, or the Xork Development Services. Astellas reimbursed the Company for 25% of all budgeted costs incurred to complete the development of Xork for use in Pompe disease with an Astellas gene therapy investigational or authorized product. The Company would have had control and responsibility over regulatory filings, including any investigational drug applications, biologics license applications, and marketing authorization applications relating to the licensed product. Astellas would have had the exclusive right and responsibility to research, develop, and commercialize Astellas products used in combination with Xork and would have had control and responsibility over all regulatory filings, including any investigational drug applications, biologics license applications, and marketing authorization applications, relating to Astellas products and Astellas products used in combination with Xork.
The Company determined the Astellas Agreement represented a service arrangement under the scope of ASC 606. The Company determined that the sublicense of Xork to Astellas, the licensed know-how, and the Xork Development Services represented a single promise and performance obligation to be transferred to Astellas over time due to the nature of the promises in the contract. As such, the Company recognized the transaction price as revenue utilizing the input method to measure the progress of satisfying the single performance obligation to Astellas.
In determining the transaction price, the Company concluded the upfront payment of $10.0 million and development cost reimbursements of $5.5 million would be included in the initial transaction price. All other development milestones would be fully constrained and would only have been included in the transaction price when the applicable milestone was deemed probable of achievement. Each of these variable consideration items were evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should have been constrained until they became probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt and timing of such development milestones was outside the control of the Company and probability of success criteria was estimated. The Company re-evaluated the transaction price in each reporting period, as uncertain events were resolved, or as other changes in circumstances occurred. In accordance with ASC 606, the Company would have only recognized revenue associated with sales-based milestones and royalties when the subsequent sales thresholds were reached and underlying sales occurred, respectively. The Company determined that a significant financing component did not exist in its arrangement with Astellas. The Company also determined the options to negotiate additional fields, enter into a clinical supply agreement, and enter into a commercial supply agreement did not represent material rights under the Astellas Agreement. Astellas had the right to terminate the Astellas Agreement in its entirety or on a field-by-field basis, upon 90 days’ written notice to the Company.
In March 2024, the Company was notified by Astellas of its intention to terminate the Astellas Agreement, which occurred effective June 6, 2024.
As of December 31, 2024, there were no unsatisfied performance obligations related to the Astellas Agreement. As of December 31, 2023, the Company recorded $2.3 million as a short-term contract liability and $3.5 million as a long-term contract liability, representing deferred revenue associated with the Astellas Agreement. As of December 31, 2024 and 2023, the Company recorded a receivable of $0.1 million and $0.3 million, respectively, representing billings for the Xork Development Services that were subject to reimbursement by Astellas. Revenue of $6.3 million related to the Astellas Agreement was recognized during the year ended December 31, 2024, inclusive of $3.2 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the year ended December 31, 2024. Revenue of $5.5 million related to the Astellas Agreement was recognized during the year ended December 31, 2023.
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
In determining the transaction price, the Company concluded the payment associated with all the performance milestones was fully constrained and only included in the transaction price when the respective milestone was deemed probable of achievement. Each of these variable consideration items were evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should be constrained until they become probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt and timing of such study milestones is outside the control of the Company and probability of success criteria is estimated. The Company re-evaluated the transaction price in each reporting period, as uncertain events were resolved, or as other changes in circumstances occurred. Takeda had the right to exercise covenant release rights on a field-by-field basis. If Takeda exercised its covenant release rights, the Company could have received exercise payments per indication and would have been entitled to significant development and commercial milestone payments and tiered royalties on commercial sales. The Company determined that a significant financing component did not exist in its arrangement with Takeda. The Company also determined the options to negotiate additional fields, pursue other products, enter into a supply agreement explore additional fields, and pursue additional development under the initial fields did not represent material rights under the agreement. Takeda had the right to terminate the Takeda Agreement in its entirety or on a field-by-field basis, upon 90 days’ written notice to the Company.
On March 9, 2023, the Company was notified by Takeda of the achievement of the milestone event related to the completion of a non-clinical milestone for one of the specified disease indications within the field of lysosomal storage disorders under the Takeda Agreement. Accordingly, the Company received a milestone payment of $0.5 million during the year ended December 31, 2023.
The Takeda Agreement was terminated effective July 25, 2023, following Takeda’s decision to discontinue discovery and preclinical activities in adeno-associated virus, or AAV, gene therapy.
As of December 31, 2024 and 2023, there were no unsatisfied performance obligations related to the Takeda Agreement. No revenue and revenue of $0.6 million related to the Takeda Agreement was recognized during the years ended December 31, 2024 and 2023, respectively.
Swedish Orphan Biovitrum AB (publ.)
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
The Company determined that the Sobi License contained three distinct performance obligations due to the nature of the promises in the contract, which includes conducting the Phase 3 DISSOLVE trials, Sobi’s option to set-up a second source supplier, and a combined obligation comprised of the delivery of the license to SEL-212, transfer of the know-how and the manufacturing and delivery of SEL-212 supply for development, or the Combined License Obligation. As the set-up of a second source supplier was optional for Sobi and the Company was to be reimbursed at cost for its efforts in the subsequent set-up and technology transfer, the option for this future service was determined to be at a significant and incremental discount to its standalone selling price and treated as a material right in the arrangement, namely a distinct performance obligation.
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
The Company allocated the transaction price based on the relative standalone selling prices of the three distinct performance obligations. The Company estimated the standalone selling price of conducting the Phase 3 DISSOLVE trials by forecasting its anticipated costs and applying a margin reflective of the industry. The Company determined the standalone selling price of the second source supplier option by determining the discount given to Sobi multiplied by the likelihood that Sobi would have exercised the option in the future. Similar to the Phase 3 program estimate, the Company estimated the discount of the option by forecasting the set-up costs and applying a margin that is reflective of the industry. As the Company was to provide the set-up and technology transfer services and the future supply at cost, the discount of the option was equal to the margin amount. The Company considered discussions with Sobi as well as probability of regulatory success of SEL-212 in determining the likelihood of exercise. The Company estimated the standalone selling price of the Combined License Obligation by utilizing a discounted cash flow model.
The Company determined that the delivery of the supply to Sobi best represented the pattern of delivery of the Combined License Obligation as the supply was essential to the utility of the license and know-how. The Company recognized the revenue allocated to the Combined License Obligation by utilizing the output method. The Company estimated the total supply of the Compound and ImmTOR required during the clinical trial period and recognized revenue as this supply was shipped for use in the clinical trials. The Company recognized the revenue allocated to the conducting of the Phase 3 DISSOLVE trials obligation by utilizing the input method. The Company estimated the total budgeted costs to be incurred over the Phase 3 DISSOLVE trials and recognized revenue as these costs were incurred. The Company’s costs best represented the pattern of transfer as these captured all performance of the trials completed to date and were readily able to be measured. The Company was to recognize the revenue allocated to the second source supplier option when the future services and goods were transferred.
On June 29, 2022, the Company completed enrollment of the DISSOLVE II trial. The completion of enrollment of the DISSOLVE II trial resulted in the achievement of a development milestone and a $10.0 million payment obligation from Sobi to the Company. This amount was added to the overall transaction price and payment was received during the year ended December 31, 2022.
On October 31, 2023, the Company and Sobi entered into Amendment No. 1 to the License and Development Agreement, pursuant to which the Company granted Sobi an exclusive license to manufacture ImmTOR solely in connection with Sobi’s development of SEL-212 under the License and Development Agreement and transferred certain contracts and manufacturing equipment to Sobi. Additionally, Sobi’s option to set-up a second source supplier was removed as a result of the amendment. Further, in connection with entry into the amendment, Sobi agreed to make employment offers to certain of the Company’s employees engaged in ImmTOR manufacturing activities on or prior to a specified date, and the Company agreed not to terminate the employment of such employees prior to such specified date. The Company maintains no responsibilities to Sobi to manufacture, or supply Sobi with, ImmTOR under the Sobi License.
On June 28, 2024, Sobi initiated a rolling biologics license application to the FDA for SEL-212 for the potential treatment of chronic refractory gout which resulted in the achievement of a development milestone and a $30.0 million payment obligation from Sobi to the Company. As a result, the development milestone was no longer constrained and $30.0 million was recognized as revenue during the year ended December 31, 2024 as there were no remaining performance obligations under the Sobi License. The proceeds from the achievement of the development milestone were received from Sobi in July 2024 and are expected to be included, net of deductions as specified in the CVR Agreement, in the next scheduled distribution to holders of the CVRs in March 2025.
As of December 31, 2024 and 2023, the Company recorded a total outstanding receivable of $0.1 million and $4.6 million, respectively, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Additionally, as of December 31, 2023, the Company recorded a total unbilled receivable of $3.0 million representing revenue earned but not yet billed for the Phase 3 DISSOLVE program. As of December 31, 2024, there was no unbilled receivable outstanding. Revenue of $31.9 million, inclusive of the $30.0 million development milestone, related to the Sobi License was recognized during the year ended December 31, 2024, and $1.9 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the year ended December 31, 2024. Revenue of $19.4 million related to the Sobi License was recognized during the year ended December 31, 2023, inclusive of $1.1 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the year ended December 31, 2023.
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
Sarepta paid a $2.0 million upfront payment to the Company upon signing of the Sarepta Agreement, and the Company was eligible to receive additional preclinical payments during the option term. If Sarepta opted in to an exclusive license agreement, the Company could have received option exercise payments per Indication upon execution of the exclusive license, and the Company would have been entitled to significant development and commercial milestone payments and tiered royalties ranging from the mid-to-high single digits based on net sales.
Pursuant to the Sarepta Agreement, the Company determined the Sarepta Agreement represented a service arrangement under the scope of ASC 606, with a 24-month contract duration. Given the reversion of the rights under the Sarepta Agreement represents a penalty in substance for a termination by Sarepta, the contract term would remain the stated term of the Sarepta Agreement.
The Company determined that the Sarepta Agreement and supply obligation including the delivery of the research license, the licensed know-how, the manufactured supply and delivery of materials represented a single promise and performance obligation to be transferred to Sarepta over time due to the nature of the promises in the contract. The delivery of the manufactured supply was the predominant promise within the arrangement, as it was essential to the utility of the licensed intellectual property. As such, consideration in the initial transaction price was allocated to the single performance obligation based on the contractual price.
In determining the transaction price, the Company concluded the payment associated with all the performance milestones was fully constrained and would only be included in the transaction price when the respective milestone was deemed probable of achievement. Each of these variable consideration items was evaluated under the most likely amount method to determine whether such amounts were probable of occurrence, or whether such amounts should have been constrained until they became probable. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of such study milestones was outside the control of the Company and probability of success criteria was estimated.
The Company also determined the option to enter into a future commercial license agreement and extend the term of the option did not represent a material right since it was not priced at an incremental discount. Sarepta had the right to terminate the Sarepta Agreement for any reason upon 30 days’ written notice to the Company. The Sarepta Agreement contained other customary terms and conditions, including representations and warranties, covenants, termination, and indemnification obligations in favor of each party.
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
As of December 31, 2024 and 2023, there were no unsatisfied performance obligations related to the Sarepta Agreement. No revenue and revenue of $0.5 million related to the Sarepta Agreement was recognized during the years ended December 31, 2024 and 2023, respectively.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of December 31, 2024, there were no unsatisfied performance obligations from contracts with customers.
Contract Balances from Contracts with Customers
The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2024 (in thousands):

	Balance at			Balance at
	beginning of period	Additions	Deductions	end of period
Contract liabilities:
Deferred revenue	$5,849	$—	$(5,849)	$—
Total contract liabilities	$5,849	$—	$(5,849)	$—

Grant revenue
National Institute of Neurological Disorders and Stroke of the National Institutes of Health
In June 2024, the Company received funding approval from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health, or NINDS, for an award of $1.5 million granted for the budget period, which runs from June 2024 through May 2025. Subject to the availability of funds and satisfactory progress of the project, an additional $1.5 million has been recommended by NINDS to be awarded for the budget period June 2025 through May 2026. The initial $1.5 million funding was provided by NINDS to further the Company’s use of RNA-based CAR-T cells to combat autoantibody-associated autoimmune disorders. Grant funding is to be used solely for manufacturing of RNA-based CAR-T cells and analysis of samples to inform mechanism of action. The award period runs through May 31, 2026. The Company will recognize grant revenue when expenses reimbursable under the grant have been incurred.
As of December 31, 2024, the Company recorded a receivable of $0.6 million that is subject to reimbursement by NINDS. Accordingly, the Company recognized grant revenue of $0.6 million during the year ended December 31, 2024.

15. Related-Party Transactions
2024 Securities Purchase Agreement
On July 2, 2024, the Company entered into the 2024 Securities Purchase Agreement with the Purchasers. The Purchasers included (i) Dr. Timothy A. Springer, a member of the Company’s Board of Directors; (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Dr. Chafen Lu, Dr. Springer’s wife (see Note 11). The below issuances and sales to related parties of the Company were made during the year ended December 31, 2024.

Name	Shares of Series B Preferred Stock purchased	Total aggregate purchase price (in thousands)
Timothy A. Springer, Ph.D.	1,636,832	$32,737
TAS Partners LLC, affiliate of Timothy A. Springer, Ph.D.	721,361	$14,427
Chafen Lu, Ph.D., wife of Timothy A. Springer, Ph.D.	1,307	$26
2023 Securities Purchase Agreement
On November 13, 2023, the Company entered into the 2023 Securities Purchase Agreement with (i) Dr. Timothy A. Springer, (ii) TAS Partners LLC, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Dr. Murat Kalayoglu, in which the Company agreed to issue and sell an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million (see Note 11). The 2023 Private Placement included a delayed settlement mechanism, and as a result, the below issuances and sales to related parties of the Company were made during the year ended December 31, 2024.

Name	Shares of Series A Preferred Stock purchased	Total aggregate purchase price (in thousands)
Timothy A. Springer, Ph.D.	99,140.326	$40,000
The below issuances and sales to related parties of the Company were made subject to the 2023 Private Placement during the year ended December 31, 2023.

Name	Shares of Series A Preferred Stock purchased	Total aggregate purchase price (in thousands)
Timothy A. Springer, Ph.D.	24,785.081	$10,000
TAS Partners LLC (affiliate of Timothy A. Springer, Ph.D.)	24,785.081	$10,000
Seven One Eight Three Four Irrevocable Trust (affiliate of Murat Kalayoglu, MD, Ph.D.)	619.627	$250
Exercise of Amended 2019 Warrants
On March 26, 2024, TAS Partners LLC exercised 65,681 Amended 2019 Warrants, paid the per-share exercise price of $43.80 in cash for an aggregate exercise price of $2.9 million, and received 65,681 shares of common stock and 1,970,443 CVRs.

16. Collaboration and License Agreements
Biogen MA, Inc.
On September 8, 2023, the Company entered into a non-exclusive, sublicensable, worldwide, perpetual patent license agreement, or the Biogen Agreement, with Biogen MA, Inc., or Biogen to research, develop, make, use, offer, sell and import products or processes containing or using an engineering T-cell modified with an mRNA comprising, or encoding a protein comprising, certain sequences licensed under the Biogen Agreement for the prevention, treatment, palliation and management of autoimmune diseases and disorders, excluding cancers, neoplastic disorders, and paraneoplastic disorders. The Company is not obligated to pay Biogen any expenses, fees, or royalties.
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
In connection with the Company’s entry into the NCI Agreement, Old Cartesian paid to NCI a one-time $0.1 million license royalty payment. Under the NCI Agreement, the Company is further required to pay NCI a low five-digit annual royalty. The Company must also pay earned royalties on net sales in a low single-digit percentage and pay up to $0.8 million in benchmark royalties upon the Company’s achievement of designated benchmarks that are based on the commercial development plan agreed between the parties.
Under the NCI Agreement, the Company must use reasonable commercial efforts to bring licensed products and licensed processes to the point of Practical Application (as defined in the NCI Agreement). Upon the Company’s first commercial sale, the Company must use reasonable commercial efforts to make licensed products and licensed processes reasonably accessible to the United States public. After the Company’s first commercial sale, the Company must make reasonable quantities of licensed products or materials produced via licensed processes available to patient assistance programs and develop educational materials detailing the licensed products. Unless the Company obtains a waiver from NCI, the Company must have licensed products and licensed processes manufactured substantially in the United States. Prior to the first commercial sale, upon NCI’s request, the Company is obligated to provide NCI with commercially reasonable quantities of licensed products made through licensed processes to be used for in vitro research.
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
NCI has the right to terminate the NCI Agreement, after giving written notice and providing a cure period in accordance with its terms, if the Company is in default of a material obligation. The Company has the unilateral right to terminate the agreement in any country or territory by giving NCI 60 days’ written notice. The Company agreed to indemnify NCI against any liability arising out of the Company’s, sublicensees’ or third-parties’ use of the licensed patent rights and licensed products or licensed processes developed in connection with the licensed patent rights.
Ginkgo Bioworks Holdings, Inc.
Collaboration and License Agreements
On October 25, 2021, the Company entered into a Collaboration and License Agreement, or the First Ginkgo Agreement, with Ginkgo. Under the First Ginkgo Agreement, Ginkgo will design next generation IgA proteases with potentially transformative therapeutic potential. In return, Ginkgo is eligible to earn both upfront research and development fees and milestone payments, including certain milestone payments for fixed fair values in the form of the Company’s common stock, clinical and commercial milestone payments of up to $85.0 million in cash. The First Ginkgo Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company will expense costs related to the First Ginkgo Agreement as incurred until regulatory approval is received in accordance with ASC 730. The Company is accounting for the contingently issuable shares to be issued in exchange for the license obtained from Ginkgo as a liability classified stock-based compensation arrangement with a non-employee which will be recognized when achievement of the milestones is probable. The Company will assess the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, will amortize these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company is also obligated to pay Ginkgo tiered royalties ranging from low-single digit to high-single digit percentages of annual net sales of collaboration products which will be expensed as the commercial sales occur.
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
Genovis AB (publ.)
License Agreement
On October 21, 2021, the Company entered into the Genovis Agreement with Genovis. Under the Genovis Agreement, the Company paid to Genovis an upfront payment in exchange for an exclusive license to the Xork enzyme technology across all therapeutic uses in humans, excluding research, preclinical, diagnostic and other potential non-therapeutic applications of the enzyme. Genovis was eligible to earn from the Company development and sales-based milestones and sublicensing fees. The Genovis Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company was to expense costs related to the Genovis Agreement as incurred until regulatory approval was received in accordance with ASC 730. The Company would have assessed the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, would have amortized these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company was also obligated to pay Genovis tiered royalties of low double digit percentages of worldwide annual net sales of collaboration products which would have been expensed as the commercial sales occurred.
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

As of December 31, 2024, no impairment indicators are present and there were no observable price changes. Therefore, the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheets. The Company’s maximum exposure to loss related to this VIE is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.
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
For the years ended December 31, 2024 and 2023, the Company recognized no and $0.1 million, respectively, of collaboration expense under the AskBio Collaboration Agreement in which actual costs incurred by both parties approximate a 50% cost share.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of December 31, 2024. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.

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
On November 13, 2023, the Company acquired, in accordance with the terms of the Merger Agreement, the assets of Old Cartesian. In accordance with ASC 805-740-25-3, recognition of deferred tax assets and liabilities is required for substantially all temporary differences and acquired tax carryforwards and credits. The Company has computed estimated temporary differences and acquired tax carryforwards and credits as of the transaction date. The Company will not have tax basis in IPR&D booked as part of the purchase accounting. For accounting purposes, the IPR&D will not be amortized and only subject to impairment review and testing. Though the tax effects may be delayed indefinitely, ASC 740-10-55-63 states that “deferred tax liabilities may not be eliminated or reduced because a reporting entity may be able to delay the settlement of those liabilities by delaying the events that would cause taxable temporary differences to reverse.” The Company can potentially only utilize indefinite-lived assets as it relates to this indefinite lived intangible deferred tax liability reversal. As such, the Company has booked a deferred tax liability for the portion of the liability that cannot be reduced based on scheduling. Additionally, a portion of this target deferred tax liability is offset with the Company’s pre-Merger deferred tax assets on a combined basis, and as such the portion of deferred tax liability reduced by the Company’s pre-Merger deferred tax assets has been charged to income rather than to goodwill.

For the year ended December 31, 2024, the Company recognized a current tax expense of $0.3 million. For the year ended December 31, 2023, the Company recognized a current tax benefit of $19.0 million. The following table reconciles the federal statutory income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2024	2023
Statutory U.S. federal rate	21.0%	21.0%
State income taxes - net of federal benefit	10.5%	2.3%
Permanent items	1.0%	(1.6)%
Research tax credits	0.3%	0.6%
Change in fair value of contingent value right liability	127.9%	—%
Change in fair value of forward contract liabilities	(1.9)%	(13.2)%
Valuation allowance, net	(160.1)%	2.8%
Stock-based compensation	0.9%	(3.9)%
Effective income tax rate	(0.4)%	8.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred Tax Assets
Net operating loss carryforwards	$44,062	$29,841
Research and development credits	6,024	5,649
Stock-based compensation expense	1,070	8
Other expenses	—	705
Deferred revenue	75,567	84,626
Operating lease liabilities	3,848	2,718
Contingent value right liability	108,832	—
R&E Capitalization	26,863	19,778
Patent and license costs	8,540	9,140
Gross deferred tax assets	274,806	152,465
Deferred Tax Liabilities
Intangible assets	$(41,441)	$(41,144)
Depreciation	(115)	(128)
Operating lease right-of-use assets	(1,523)	(2,751)
Gross deferred tax liabilities	(43,079)	(44,023)
Net deferred tax assets before valuation allowance	231,727	108,442
Valuation allowance	(247,867)	(124,295)
Net deferred tax assets/(liabilities)	$(16,140)	$(15,853)
The Company has provided a full valuation allowance against its net deferred tax assets, outside of the indefinite tax liability booked as part of the Merger. The Company believes that it is more likely than not that the net deferred tax assets will not be realized.
Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its net deferred tax assets. The valuation allowance increased by $123.6 million for the year ended December 31, 2024, primarily as a result of tax loss in the current year and the recognition of a $108.8 million tax benefit related to the Company’s CVR liability. The valuation allowance decreased by $3.5 million for the year ended December 31, 2023, primarily as a result of a tax benefit booked as part of the Merger. As of December 31, 2024, the Company is in the process of winding down operations in Russia and does not expect any tax liability relating to such operations.
At December 31, 2024, the Company has federal net operating loss carryforward of $152.6 million, which can be carried forward indefinitely, subject to an 80% limitation and state net operating loss carryforward of $187.8 million, of which $74.4 million has an unlimited carryforward and the remaining $113.4 million will expire at various times through 2044. The Company has $5.2 million and $1.0 million, respectively, of federal and state research and development tax credit carryforwards, which will expire at various times through 2044. Utilization of the NOL carryforwards and research and orphan drug credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state law due to ownership changes that could occur in the future.

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
The Company applies ASC 740, Income Taxes to uncertain tax positions. As of the adoption date on January 1, 2010 and through December 31, 2024, the Company had no unrecognized tax benefits or related interest and penalties accrued.
As of December 31, 2024, the Company has not completed a detailed study of its research and development and orphan drug credits for the tax years ending December 31, 2023 and December 31, 2024. As a result, the Company will adjust its deferred tax asset balances and include the impacts in the research tax credits and state income taxes – net of federal benefit lines in the effective rate reconciliation next year, once the updated study has been completed.
The Tax Cuts and Jobs Act requires taxpayers to capitalize and amortize, rather than deduct, research and experimental, or R&E, expenditures under Section 174 for tax years beginning after December 31, 2021. These rules became effective for the Company during the year ended December 31, 2022. As a result, the Company has capitalized R&E costs of $45.1 million and $43.9 million for the years ended December 31, 2024 and December 31, 2023, respectively. The Company will amortize these costs for tax purposes over five years if the R&E was performed in the United States and over 15 years if the R&E was performed outside the United States.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2024, the Company had no accrued interest related to uncertain tax positions.
The statute of limitations for assessment by the Internal Revenue Service and state tax authorities is open for tax years 2020 to the present. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state tax authorities to the extent utilized in a future period. The Company files income tax returns in the United States, Massachusetts, and Maryland. There are currently no federal, state or foreign audits in progress.

18. Employee Benefit Plans
Defined Contribution Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over two years and participant contributions vest immediately. Contributions by the Company totaled $0.2 million and $0.3 million during the years ended December 31, 2024 and 2023, respectively.
Employee Stock Purchase Plan
In June 2016, the Company approved the 2016 Employee Stock Purchase Plan, or the ESPP, which initially authorized 5,769 shares of common stock for future issuance under the ESPP to participating employees. As of December 31, 2024, 45,795 shares remain available for future issuance under the ESPP. In connection with the Merger, the Board of Directors suspended offerings under the ESPP.
The Company recognized no stock-based compensation expense under the ESPP for the year ended December 31, 2024 and $0.1 million of stock-based compensation expense under the ESPP for the year ended December 31, 2023.

19. Commitments and Contingencies
As of December 31, 2024, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Other
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
Additionally, as permitted under Delaware law, the Company indemnifies its directors for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has directors’ insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company also has indemnification arrangements under certain of its facility leases that require it to indemnify the landlord against certain costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from certain breaches, violations, or non-performance of any covenant or condition of the Company’s lease. The term of the indemnification is for the term of the related lease agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company had not experienced any material losses related to any of its indemnification obligations, and no material claims with respect thereto were outstanding.
The Company is a party in various other contractual disputes and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect the Company’s business, financial position, results of operations or cash flows.

20. Restructuring
In April 2023, in light of current market conditions, the Board of Directors took steps to extend the Company’s cash runway by pausing further development of the Company’s product candidate, SEL-302, for the treatment of methylmalonic acidemia and conducting a targeted headcount reduction. On August 17, 2023, the Company announced additional steps to extend cash runway and maximize value for stockholders by continuing to prioritize development of the Company’s product candidate, SEL-212, and support of its collaboration with Astellas for Xork, and pausing further development of all of the Company’s other clinical and preclinical product candidates that it was no longer actively advancing.
As a result of these measures, the Company implemented a restructuring plan that resulted in an approximate 90% reduction of the Company’s existing headcount as of December 31, 2024.
The following table summarizes the change in the Company’s accrued restructuring balance included in accrued expenses and other current liabilities on its consolidated balance sheets (in thousands):

	December 31, 2022	Charges	Cash Payments	December 31, 2023
Severance liability	$—	$6,431	$(2,535)	$3,896

	December 31, 2023	Charges	Cash Payments	December 31, 2024
Severance liability	$3,896	$798	$(4,614)	$80
The Company recognized restructuring expenses consisting of one-time cash severance payments and other employee-related costs. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories on its consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, the Company recognized $0.2 million and $5.6 million in research and development expenses, respectively, and $0.6 million and $0.8 million in general and administrative expenses, respectively. Payments for the restructuring plan were substantially complete by June 30, 2024.

21. Segment Reporting
Factors used in determining the reportable segment include the nature of the Company’s operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 3.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Revenue:
Collaboration and license revenue	$38,275	$26,004
Grant revenue	638	—
Total revenue	38,913	26,004
Less
Operating expenses:
Legacy Selecta programs	6,150	31,826
Descartes-08 for MG	12,142	343
Early stage programs	1,028	595
Research and development employee expenses	11,952	18,363
Research and development stock-based compensation expense	3,217	12,985
Research and development facilities and other expenses	10,616	7,148
General and administrative	30,126	40,450
Impairment of long-lived assets	7,579	710
Other expense, net (1)	33,527	133,294
Net loss	$(77,424)	$(219,710)
(1) Includes impairment of long-lived assets, interest income, foreign currency transaction, net, interest expense, change in fair value of warrant liabilities, change in fair value of contingent value right liability, change in fair value of forward contract liabilities, other income, net, and income tax (expense) benefit.
22. Subsequent Events
The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these consolidated financial statements.