Form 10-Q
period 2025-03-31
Cartesian Therapeutics, Inc.
filed 2025-05-08
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2025, the registrant had 25,954,291 shares of common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, the plans and objectives of management for future operations and future results of anticipated products, the impact of future pandemics or similar events on our business and operations and our future financial results, and the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•our dependence on third-parties, including contract research organizations, or CROs, in the conduct of our preclinical studies and clinical trials;
•the efficacy and safety profile of our product candidates;
•the potential therapeutic benefits and economic value of our product candidates;
•the timing and results of preclinical studies and clinical trials;
•the expected impact of macroeconomic conditions, including from inflation, changes in interest rates, volatile market conditions, current or potential bank failures, and tariffs;
•global events, including the ongoing conflicts between Russia and Ukraine and between Hamas and Israel and geopolitical tensions in and with China on our operations;
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
•our ability to obtain and retain key executives and retain qualified personnel; and
•developments relating to our competitors and our industry, including the impact of government regulation and policy changes.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$180,434	$212,610
Accounts receivable	1,765	872
Prepaid expenses and other current assets	2,921	3,144
Total current assets	185,120	216,626
Non-current assets:
Property and equipment, net	10,174	9,912
Right-of-use asset, net	5,351	5,535
In-process research and development assets	150,600	150,600
Goodwill	48,163	48,163
Long-term restricted cash	1,669	1,669
Investments	2,000	2,000
Other assets	6,053	518
Total assets	$409,130	$435,023
Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$2,097	$288
Accrued expenses and other current liabilities	9,197	12,076
Lease liability	3,704	2,851
Contingent value right liability	—	7,761
Total current liabilities	14,998	22,976
Non-current liabilities:
Lease liability, net of current portion	10,362	11,133
Warrant liabilities, net of current portion	2,018	3,836
Contingent value right liability, net of current portion	387,400	387,739
Deferred tax liabilities, net	16,141	16,141
Total liabilities	430,919	441,825
Commitments and contingencies (Note 17)
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 134,904.563 shares authorized as of March 31, 2025 and December 31, 2024; 120,790.402 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Series B Preferred Stock, $0.0001 par value; 437,927 shares authorized as of March 31, 2025 and December 31, 2024; 437,927 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Preferred stock, $0.0001 par value; 9,427,168.437 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 25,936,101 and 25,767,369 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	692,578	689,887
Accumulated deficit	(709,781)	(692,071)
Accumulated other comprehensive loss	(4,589)	(4,621)
Total stockholders’ deficit	(21,789)	(6,802)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$409,130	$435,023
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Collaboration and license revenue	$400	$5,840
Grant revenue	700	—
Total revenue	1,100	5,840
Operating expenses:
Research and development	14,674	9,738
General and administrative	8,315	9,450
Total operating expenses	22,989	19,188
Operating loss	(21,889)	(13,348)
Interest income	2,015	1,164
Change in fair value of warrant liabilities	1,818	1,042
Change in fair value of contingent value right liability	346	(39,300)
Change in fair value of forward contract liabilities	—	(6,890)
Other income, net	—	508
Net loss	$(17,710)	$(56,824)

Other comprehensive loss:
Foreign currency translation adjustment	32	(5)
Total comprehensive loss	$(17,678)	$(56,829)

Net loss	(17,710)	(56,824)
Net loss per share allocable to common stockholders:
Basic and diluted	$(0.68)	$(10.50)
Weighted-average common shares outstanding:
Basic and diluted	25,902,650	5,414,020

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit
(Amounts in thousands, except share data)

									Accumulated
	Series A		Series B				Additional		other
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	deficit
Balance at December 31, 2024	120,790.402	$—	437,927	$—	25,767,369	$3	$689,887	$(692,071)	$(4,621)	$(6,802)
Issuance of common stock upon exercise of options	—	—	—	—	55,690	—	183	—	—	183
Issuance of vested restricted stock units	—	—			113,042	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,508	—	—	2,508
Currency translation adjustment	—	—	—	—	—	—	—	—	32	32
Net loss	—	—	—	—	—	—	—	(17,710)	—	(17,710)
Balance at March 31, 2025	120,790.402	$—	437,927	$—	25,936,101	$3	$692,578	$(709,781)	$(4,589)	$(21,789)

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

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit
(Amounts in thousands, except share data)

			Options for Series A									Accumulated
	Series A		Preferred	Series A		Series B				Additional		other
	Preferred Stock		Stock	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	deficit
Balance at December 31, 2023	435,120.513	$296,851	$3,703	—	$—	—	$—	5,397,597	$1	$179,062	$(614,647)	$(4,600)	$(440,184)
Issuance of Series A Preferred Stock in connection with private placement and settlement of related forward contract	99,140.326	75,197	—	—	—	—	—	—	—	—	—	—	—
Transfer of Series A Preferred Stock and options for Series A Preferred Stock to permanent equity	(534,260.839)	(372,048)	(3,703)	534,260.839	—	—	—	—	—	375,751	—	—	375,751
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	52,558	—	154	—	—	154
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	65,681	—	2,877	—	—	2,877
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,431	—	—	1,431
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	(56,824)	—	(56,824)
Balance at March 31, 2024	—	$—	$—	534,260.839	$—	—	$—	5,515,836	$1	$559,275	$(671,471)	$(4,605)	$(116,800)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(17,710)	$(56,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,156	183
Non-cash lease expense	184	512
Loss on disposal of property and equipment	—	2
Stock-based compensation expense	2,508	1,431
Warrant liabilities revaluation	(1,818)	(1,042)
Contingent value right liability revaluation	(346)	39,300
Forward contract liabilities revaluation	—	6,890
Changes in operating assets and liabilities:
Accounts receivable	(893)	3,864
Unbilled receivable	—	611
Prepaid expenses, deposits and other assets	(5,830)	1,652
Accounts payable	1,819	(633)
Deferred revenue	—	(5,437)
Accrued expenses and other liabilities	(2,178)	(6,426)
Net cash used in operating activities	(23,108)	(15,917)
Cash flows from investing activities
Purchases of property and equipment	(1,075)	(602)
Net cash used in investing activities	(1,075)	(602)
Cash flows from financing activities
Equity offering costs	(454)	—
Proceeds from exercise of common warrants	—	2,877
Proceeds from issuance of Series A Preferred Stock, gross in private placement	—	40,000
Proceeds from exercise of stock options	183	154
Payments of contingent value rights distributions	(7,754)	—
Net cash (used in) provided by financing activities	(8,025)	43,031
Effect of exchange rate changes on cash	32	(5)
Net change in cash, cash equivalents, and restricted cash	(32,176)	26,507
Cash, cash equivalents, and restricted cash at beginning of period	214,279	78,288
Cash, cash equivalents, and restricted cash at end of period	$182,103	$104,795
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$535	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
Cartesian Therapeutics, Inc., or the Company (formerly known as Selecta Biosciences, Inc., or Selecta), was incorporated in Delaware on December 10, 2007, and is headquartered in Frederick, Maryland. The Company is a clinical-stage biotechnology company pioneering cell therapies for the treatment of autoimmune diseases leveraging its proprietary technology and manufacturing platform to enhance cell function. The Company believes its cell therapies have the potential to deliver deep, durable clinical benefit to a broad group of patients with autoimmune diseases because they can be administered over a short period of time, in an outpatient setting, and without pre-treatment chemotherapy.
On November 13, 2023, the Company acquired, in accordance with the terms of the Agreement and Plan of Merger, or the Merger Agreement, the assets of the Delaware corporation which, immediately prior to the Merger (as defined below), was known as Cartesian Therapeutics, Inc., or Old Cartesian, as disclosed in Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The transaction was structured as a stock-for-stock transaction pursuant to which all of Old Cartesian’s outstanding shares of capital stock were exchanged based on a fixed exchange ratio for consideration of 224,099 shares of the common stock, par value $0.0001 per share, of the Company, or the common stock, and 384,930.724 shares of the newly designated Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series A Preferred Stock. The Series A Preferred Stock is intended to have economic rights similar to the common stock, but with only limited voting rights. Additionally, the Company assumed all outstanding stock options of Old Cartesian. The common stock and Series A Preferred Stock related to the Merger were issued on December 5, 2023.
In connection with the Merger, the Company entered into a definitive agreement, or the 2023 Securities Purchase Agreement, for a private investment in public equity transaction, or the 2023 Private Placement, with the Investors (as defined below). The 2023 Securities Purchase Agreement provides for the issuance to the Investors of an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of approximately $60.25 million. See Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the 2023 Private Placement.
In connection with the Merger, a contractual contingent value right, or CVR, was distributed to the holders of record of the Company’s common stock and 2022 Warrants (as defined below) as of the close of business on December 4, 2023, but was not distributed to holders of shares of common stock or Series A Preferred Stock issued to stockholders of Old Cartesian or the Investors in the transactions. Holders of the CVRs will be entitled to receive certain payments from proceeds received by the Company, if any, related to the disposition or monetization of the Company’s legacy assets following the issuance of the CVRs. For additional information, see Note 7.
On March 27, 2024, the Company’s stockholders approved the conversion of shares of Series A Preferred Stock into shares of common stock. For additional information, see Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
On July 2, 2024, the Company entered into a securities purchase agreement, or the 2024 Securities Purchase Agreement, for a private investment in public equity financing, or the 2024 Private Placement, which provided for the issuance of 3,563,247 shares of common stock and 2,937,903 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series B Preferred Stock, each at a purchase price of $20.00 per share. The 2024 Private Placement resulted in gross proceeds of approximately $130.0 million before deducting placement agent fees and other offering expenses. On September 20, 2024, the Company’s stockholders approved the conversion of shares of Series B Preferred Stock into shares of common stock. For additional information, see Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three months ended March 31, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 13, 2025. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of March 31, 2025, the consolidated results of operations for the three months ended March 31, 2025, and cash flows for the three months ended March 31, 2025. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.
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
As of March 31, 2025, the Company’s cash, cash equivalents, and restricted cash were $182.1 million, of which $1.7 million was restricted cash related to lease commitments. The Company believes the cash, cash equivalents and restricted cash as of March 31, 2025 will enable it to fund its current planned operations for at least the next 12 months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. Further, the liability associated with the CVR Agreement (as defined below) will be settled solely through cash flow received under the Company’s License and Development Agreement, or as so amended, the Sobi License, with Swedish Orphan Biovitrum AB (publ.), or Sobi, and any other Gross Proceeds (as defined in the CVR Agreement) net of certain agreed deductions. Under the CVR Agreement, 100% of all milestone payments, royalties and other amounts paid to the Company or controlled entities under the Sobi License, and any other Gross Proceeds will be distributed, net of specified deductions, to holders of the CVRs. There is no obligation to the Company to fund any amount related to the CVR liability. See Note 7.
If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates. As of March 31, 2025, the Company had an accumulated deficit of $709.8 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers many factors in selecting appropriate financial accounting policies and controls, and bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: fair value of the intangible assets acquired in connection with the Merger, fair value of the CVRs, deferred income taxes, revenue recognition, accrued research and development expenses, stock-based compensation expense, fair value of the liability-classified warrants, and impairment of long-lived assets. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
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

3. Summary of Significant Accounting Policies
The Company disclosed its significant accounting policies in Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025.
Recent Accounting Pronouncements
Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning with the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting - Comprehensive Income - Expense Disaggregation Disclosures (ASU 2024-03), which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in notes to financial statements, including purchases of inventory, employee compensation, depreciation, amortization of intangible assets, and selling expenses. This guidance will be effective for the annual period beginning the year ended December 31, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently in the process of evaluating the impact of the standard’s adoption on its consolidated financial statements and related disclosures.

4. Goodwill and Intangible Assets
On November 13, 2023, the Company merged with Old Cartesian in accordance with the terms of the Merger Agreement, by and among Selecta, Sakura Merger Sub I, Inc., a wholly owned subsidiary of Selecta, or First Merger Sub, Sakura Merger Sub II, LLC, a wholly owned subsidiary of Selecta, or Second Merger Sub, and Old Cartesian. Pursuant to the Merger Agreement, First Merger Sub merged with and into Old Cartesian, pursuant to which Old Cartesian was the surviving corporation and became a wholly owned subsidiary of Selecta, or the First Merger. Immediately following the First Merger, Old Cartesian merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity, or the Second Merger and, together with the First Merger, the Merger. In connection with the Second Merger, Old Cartesian changed its name to Cartesian Bio, LLC. As a result of the Merger, Selecta changed its corporate name to Cartesian Therapeutics, Inc. See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the Merger.
Goodwill
The Merger resulted in goodwill of approximately $48.2 million. There were no changes to the carrying value of the Company’s goodwill during the three months ended March 31, 2025.
Intangible Assets
The following summarizes the Company’s indefinite-lived intangible assets, all of which were acquired in the Merger (in thousands):

	March 31,	December 31,
	2025	2024
Descartes-08 for MG	$93,900	$93,900
Descartes-08 for SLE	56,700	56,700
Total in-process research and development assets	$150,600	$150,600

5. Investments
In September 2021, the Company and Cyrus Biotechnology, Inc., or Cyrus, entered into a stock purchase agreement, or the Series B Preferred Stock Purchase Agreement. Pursuant to the Series B Preferred Stock Purchase Agreement, the Company purchased 2,326,934 shares of Cyrus’ Series B Preferred Stock, par value $0.0001 per share, at a purchase price of $0.8595 per share, for $2.0 million.
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
As of March 31, 2025 and December 31, 2024, no impairment indicators were present and there were no observable price changes. Therefore, the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheets. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.

6. Net Loss Per Share Allocable to Common Stockholders
The Company reported a net loss for the three months ended March 31, 2025 and 2024. The following table sets forth the computation of basic and diluted net loss per share allocable to common stockholders for the three months ended March 31, 2025 and 2024 (in thousands, except share and per-share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(17,710)	$(56,824)
Denominator:
Weighted-average common shares outstanding - basic and diluted	25,902,650	5,414,020
Net loss per share:
Basic and diluted	$(0.68)	$(10.50)

The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net loss per share allocable to common stockholders for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Common stock options and restricted stock units	3,047,628	1,811,636
Warrants to purchase common stock	692,523	975,132
Series A Preferred Stock	4,026,346	17,808,670
Series A Preferred Stock options	—	470,403
Series B Preferred Stock	437,927	—
Total	8,204,424	21,065,841

7. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$39,509	$39,509	$—	$—
Total assets	$39,509	$39,509	$—	$—

Liabilities:
Warrant liabilities	$2,018	$—	$—	$2,018
Contingent value right liability	$387,400	$—	$—	$387,400
Total liabilities	$389,418	$—	$—	$389,418

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$39,088	$39,088	$—	$—
Total assets	$39,088	$39,088	$—	$—

Liabilities:
Warrant liabilities	$3,836	$—	$—	$3,836
Contingent value right liability	$395,500	$—	$—	$395,500
Total liabilities	$399,336	$—	$—	$399,336

There were no transfers within the fair value hierarchy during the three months ended March 31, 2025 or the year ended December 31, 2024.

Cash, Cash Equivalents, and Restricted Cash
As of March 31, 2025 and December 31, 2024, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of March 31, 2025, the Company had restricted cash balances relating to secured letters of credit in connection with its real estate leases. The Company’s consolidated statements of cash flows include the following as of March 31, 2025 and 2024 (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$180,434	$103,418
Long-term restricted cash	1,669	1,377
Total cash, cash equivalents, and restricted cash	$182,103	$104,795
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
The Company recorded the fair value of the 2019 Warrants and the 2022 Warrants upon issuance using the Black-Scholes valuation model and is required to revalue the 2019 Warrants and the 2022 Warrants at each reporting date, with any changes in fair value recorded in the statements of operations and comprehensive loss. The valuations of the 2019 Warrants and the 2022 Warrants are classified as Level 3 of the fair value hierarchy due to the need to use assumptions in the valuations that are both significant to the fair value measurement and unobservable, including the stock price volatility and the expected life of the 2019 Warrants and the 2022 Warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.
The estimated fair value of the 2019 Warrants and the 2022 Warrants were determined using the following inputs to the Black-Scholes simulation valuation:
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
Expected life. The expected life of the 2019 Warrants was assumed to be equivalent to their remaining contractual term which expired on December 23, 2024. The expected life of the 2022 Warrants is assumed to be equivalent to their remaining contractual term which expires on April 11, 2027.
Volatility. The Company estimates stock price volatility based on the Company’s historical volatility for a period of time commensurate with the expected remaining life of the warrants.
The 2019 Warrants expired on December 23, 2024 and therefore, there were no 2019 Warrants outstanding as of December 31, 2024 or March 31, 2025.

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

	March 31,	December 31,
	2025	2024
Risk-free interest rate	3.89%	4.25%
Dividend yield	—	—
Expected life (in years)	2.03	2.28
Expected volatility	94.79%	92.92%
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 11 to these unaudited consolidated financial statements) for the three months ended March 31, 2025 (in thousands):

Warrant liabilities
Fair value as of December 31, 2024	$3,836
Change in fair value	(1,818)
Fair value as of March 31, 2025	$2,018

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
The distributions in respect of the CVRs will be made on a semi-annual basis, and will be subject to a number of deductions, subject to certain exceptions or limitations, including for (i) certain taxes payable on the proceeds subject to the CVR distribution, (ii) certain out of pocket costs incurred by the Company Entities, including audit and accounting fees incurred in connection with reporting obligations relating to the CVRs and other expenses incurred in the performance of their obligations and other actions under the CVR Agreement, (iii) a fixed semi-annual amount of $0.75 million for general and administrative overhead, (iv) payments made and remaining obligations on lease liabilities of Selecta immediately prior to the Merger and (v) amounts paid and remaining obligations with regard to the Xork product candidate. Each of the deductions described in (iv) and (v) will be made only if certain milestone payments under the Sobi License are made and are also subject to certain adjustments as contemplated in the CVR Agreement. Upon the achievement of a development milestone in June 2024, Sobi became obligated to make a $30.0 million payment to the Company and made such payment in July 2024. The proceeds from this payment, net of deductions specified in the CVR Agreement, were included in the scheduled distribution to the holders of the CVR in March 2025.
The CVRs represent financial instruments that are accounted for under the fair value option election in ASC 825, Financial Instruments, or ASC 825. Under the fair value option election, the CVRs are initially measured at the aggregate estimated fair value of the CVRs and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The liability was recorded at the date of approval, November 13, 2023, as a dividend. The estimated fair value of the CVR liability was determined using a Monte Carlo simulation model to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in fair value of the CVR liability are presented in the consolidated statements of operations and comprehensive loss. The liability value is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of success, and expected volatility of future revenues, which represent a Level 3 measurement within the fair value hierarchy. The significant inputs used to estimate the fair value of the CVR liability, which represented a financial instrument being accounted for under the fair value option, were as follows:

	March 31,	December 31,
	2025	2024
Estimated cash flow dates	2025 - 2038	2025-2038
Estimated probability of success	95.0% - 100.0%	95.0% - 100.0%
Expected volatility of future revenues	22.5%	22.0%

The following table reflects a roll-forward of fair value for the Company’s Level 3 CVR liability for the three months ended March 31, 2025 (in thousands):

CVR liability
Fair value as of December 31, 2024	$395,500
Distributions	(7,754)
Change in fair value	(346)
Fair value as of March 31, 2025	$387,400
Forward Contract Liabilities
The Company entered into a contract for the issuance of 149,330.115 shares of Series A Preferred Stock as part of the 2023 Private Placement which was settled in multiple tranches. The Company determined the obligation to issue 148,710.488 shares of Series A Preferred Stock to Dr. Timothy A. Springer, a member of the Company’s Board of Directors, and TAS Partners LLC, an affiliate of Dr. Springer, represented a forward contract. See Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The initial fair value of the forward contract liability on November 13, 2023 was insignificant as the fair value of the underlying Series A Preferred Stock was equal to the purchase price of the Series A Preferred Stock as agreed upon in the 2023 Private Placement. Subsequent measurement of the fair value of the forward contract liability was based on the market price of the Company’s common stock, which represented the redemption and conversion value of the Series A Preferred Stock, less the purchase price, on an as-converted basis. The non-cash settlement of a portion of the liability occurred on December 13, 2023 with the issuance of the first tranche of the Series A Preferred Stock for $14.8 million. The non-cash settlement of the remaining second and third tranches occurred on January 12, 2024 and February 11, 2024, respectively, for a total of $35.2 million.

8. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Laboratory equipment	$7,690	$7,295
Computer equipment and software	417	415
Leasehold improvements	4,076	3,427
Furniture and fixtures	269	268
Office equipment	170	169
Construction in process	480	695
Total property and equipment	13,102	12,269
Less: Accumulated depreciation	(2,928)	(2,357)
Property and equipment, net	$10,174	$9,912

Depreciation expense was $0.6 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

9. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Payroll and employee related expenses	$1,424	$3,534
Accrued patent fees	221	813
Accrued external research and development costs	4,917	2,987
Accrued professional and consulting services	1,668	3,674
Property and equipment	531	782
Other	436	286
Accrued expenses	$9,197	$12,076

10. Leases
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
Effective August 30, 2024, the Company and the Landlord entered into the second amendment to the Frederick Lease Agreement, or the Second Frederick Lease Agreement Amendment, providing for the expansion of the premises leased pursuant to the Frederick Lease Agreement and First Frederick Lease Agreement Amendment by approximately 2,009 square feet. In connection with the expansion of the leased premises, the Company is obligated to pay $0.1 million in additional annual base rent for the first year of the term, which is subject to an annual upward adjustment of 3% of the then-current rental rate, as well as its share of operating costs and taxes. The lease commenced on September 1, 2024, which was the date the Landlord delivered full possession of the premises to the Company and will be coterminous with the Frederick Lease Agreement and the First Frederick Lease Agreement Amendment. The rent commencement date was September 1, 2024.
The Company assessed the classification of the lease at the commencement date and concluded it should be accounted for as an operating lease. The Company recorded a lease liability and right-of-use asset each of $0.3 million on the commencement date. The discount rate of 14% was determined based on the Company’s incremental borrowing rate adjusted for the lease term.
On March 13, 2025, the Company and the Landlord entered into the third amendment to the Frederick Lease Agreement, or the Third Frederick Lease Agreement Amendment, providing for the expansion of the premises leased pursuant to the Frederick Lease Agreement by approximately 6,439 square feet. The Third Frederick Lease Agreement Amendment is expected to become effective on May 12, 2025. In connection with the expansion of the leased premises, the Company is obligated to pay $0.2 million in additional annual base rent for the first year of the term, which is subject to an annual upward adjustment of 3% of the then-current rental rate, as well as its share of operating costs and taxes. The initial term of the Third Frederick Lease Agreement Amendment is expected to commence on September 1, 2025 once the Landlord delivers full possession of the premises to the Company and will be coterminous with the Frederick Lease Agreement, the First Frederick Lease Agreement Amendment and the Second Frederick Lease Agreement Amendment.
The Company secured a letter of credit from Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), or SVB, for $0.3 million for the Frederick Lease Agreement, the First Frederick Lease Agreement Amendment and the Second Frederick Lease Agreement Amendment, which is recognized as long-term restricted cash as of March 31, 2025 and December 31, 2024 and renews automatically each year.
65 Grove Street Lease
In July 2019, the Company entered into a lease with BRE-BMR Grove LLC for 25,078 square feet of laboratory and office space located at 65 Grove Street, Watertown, Massachusetts, or the Watertown Lease Agreement. As part of the Watertown Lease Agreement, the Company incurred $0.8 million in on-reimbursable construction costs. The lease began in March 2020, when the Company took control of the office space, and the lease term is eight years. The discount rate of 8.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term, including any reasonably certain renewal periods. In connection with the Watertown Lease Agreement, the Company secured a letter of credit from SVB for $1.6 million.

On September 1, 2022, the Company entered into an amendment to the Watertown Lease, or the Watertown Lease Agreement Amendment, to expand the Company’s laboratory and office space located at 65 Grove Street, Watertown, Massachusetts by approximately 7,216 square feet. The lease term began on September 1, 2022, consistent with when the Company took control of the office space and expected lease term is 5.7 years. The discount rate of 11.3% was determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods. Rent payments began in November 2022, and the base rent for the first year is $0.1 million per month. The Company recorded the right-of-use asset and operating lease liabilities of $3.2 million during the year ended December 31, 2022 as control of the premises was transferred to the Company during such year.

On October 6, 2022, the Company entered into a sublease agreement to sublease 7,216 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts. The sublease commenced on October 24, 2022. The term of the sublease expired on March 31, 2024 with no option to extend the sublease term. Sublease income is included within other income, net in the consolidated statements of operations and comprehensive loss.

As a result of the sublease agreement, rent payments to BRE-BMR Grove LLC for the lease of the office space increased. The change of consideration in the contract was accounted for as a lease modification and the right-of-use asset and lease liability were remeasured at the modification date of October 24, 2022. The discount rate of 11.9% was determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods as of October 24, 2022, resulting in a decrease of less than $0.1 million to both the right-of-use asset and lease liabilities.
In May 2023, the Company received notice from BRE-BMR Grove LLC that the requirements to reduce the amount of the letter of credit for the Watertown Lease had been met. In connection therewith, in June 2023, the Company secured a letter of credit from JPMorgan Chase Bank, N.A. for $1.4 million, which is recognized as long-term restricted cash as of March 31, 2025 and December 31, 2024, and renews automatically each year. The $1.6 million letter of credit with SVB was released from restriction and returned to the Company on July 17, 2023, and therefore was reclassified into cash and cash equivalents in the consolidated balance sheets.
On October 31, 2023, in connection with entering into Amendment No. 1 to the Sobi License as described in Note 13, the Company entered into a sublease agreement with Sobi to sublease approximately 5,600 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts for which Sobi paid $1.0 million upfront rental payment. The sublease commenced on November 6, 2023. The term of this sublease expired on November 5, 2024. Sublease income is included within other income, net in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2023, the Company determined that the right-of-use asset related to the operating lease for approximately 7,216 square feet at 65 Grove Street was partially impaired as of November 30, 2023. As a result, the Company recognized a $0.7 million right-of-use asset impairment charge in the year ended December 31, 2023.
As a result of the expiration of the sublease to Sobi in November 2024 and the Company’s decision to cease use of its office and laboratory space at 65 Grove Street, Watertown, Massachusetts, the Company assessed the right-of-use assets and related furniture and fixtures associated with the Watertown Lease Agreement and Watertown Lease Agreement Amendment for impairment. The carrying value of each asset group was compared against the future net undiscounted cash flows projected to be generate over the remaining lease terms. These projections included management’s estimates off cash inflows from potential sublease income. The carrying amount of the asset groups was found to be unrecoverable, thus the Company assessed the fair value of each asset group. The fair value was determined using the income approach, whereby the Company discounted the estimated net cash flows using a rate commensurate with the Company’s estimated incremental borrowing rate. As a result of this assessment, which included unrecoverable operating and maintenance costs, the Company determined that each asset group was fully impaired. As such, an impairment charge of $7.6 million was recognized during the year ended December 31, 2024, $7.4 million of which related to the right-of-use assets and $0.2 million related to property and equipment.
704 Quince Orchard Road Leases
In connection with the Merger, the Company acquired two operating leases for office and laboratory space in Gaithersburg, Maryland. These leases expire in January 2027 and do not contain any renewal rights. The discount rate of 11.5% was determined based on the Company’s incremental borrowing rate adjusted for the lease term.
For the three months ended March 31, 2025 and 2024, the components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$584	$775
Variable lease cost	406	397
Short-term lease cost	11	3
Less: Sublease income	—	(510)
Total lease cost	$1,001	$665

The maturity of the Company’s operating lease liabilities as of March 31, 2025 were as follows (in thousands):

March 31,
2025
2025 (remainder)	$3,328
2026	4,538
2027	4,345
2028	2,314
2029	1,409
Thereafter	2,188
Total future minimum lease payments	18,122
Less: Imputed interest	4,056
Total operating lease liabilities	$14,066

The supplemental disclosure for the statements of cash flows related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	$317	$761
The changes in the Company’s right-of-use assets and lease liabilities for the three months ended March 31, 2025 and 2024 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.

The following summarizes additional information related to operating leases:

	March 31,
	2025	2024
Weighted-average remaining lease term	4.4 years	4.0 years
Weighted-average discount rate	11.8%	9.9%

11. Equity
Equity Financings
2024 Private Placement
On July 2, 2024, the Company and certain institutional and accredited investors, or the Purchasers, entered into the 2024 Securities Purchase Agreement for the 2024 Private Placement.
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
“At-the-Market” Offering
On December 13, 2024, the Company entered into a Sales Agreement, or the Sales Agreement, with Leerink Partners LLC to sell shares of the Company’s common stock, from time to time, through an “at the market” equity offering program under which Leerink Partners LLC will act as sales agent. The shares of common stock sold pursuant to the Sales Agreement will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283803), filed on December 13, 2024 with the SEC, and related prospectus supplement, filed on January 8, 2025 with the SEC, for aggregate gross sales proceeds of up to $100.0 million.
During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company sold no shares of its common stock pursuant to the Sales Agreement.
Warrants
The following is a summary of warrant activity for the three months ended March 31, 2025:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted-average exercise price
Outstanding at December 31, 2024	6,811	685,712	692,523	$46.96
Outstanding at March 31, 2025	6,811	685,712	692,523	$46.96
See Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the terms related to the Company’s warrants.
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
Preferred Stock
As of March 31, 2025, the Company had 120,790.402 shares of Series A Preferred Stock and 437,927 shares of Series B Preferred Stock issued and outstanding, respectively, which are convertible into 4,464,273 shares of common stock.

Reserved Shares
The Company has authorized shares of common stock for future issuance as of March 31, 2025 as follows:

March 31,
2025
Exercise of warrants	692,523
Shares available for future stock incentive awards	4,169,806
Unvested restricted stock units	572,605
Outstanding common stock options	2,475,023
Series A Preferred Stock	4,026,346
Series B Preferred Stock	437,927
Total	12,374,230

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
Additionally, pursuant to the terms of the 2016 Plan, the Board of Directors is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board of Directors or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board of Directors established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In June 2024, the Company’s stockholders approved an amendment and restatement of the 2016 Plan to reserve an additional 3,466,544 shares of the Company’s common stock for issuance. In January 2025, the number of shares of common stock that may be issued under the 2016 Plan was increased by 1,030,694. As of March 31, 2025, 3,598,149 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan, was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 39,166 shares of its common stock for issuance. In March 2019, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 66,667 shares of the Company’s common stock for issuance thereunder. In December 2023, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 60,833 shares of the Company’s common stock for issuance thereunder. In June and December 2024, the Board of Directors approved amendments and restatements of the 2018 Inducement Incentive Award Plan to reserve an additional 360,000 and 450,000 shares, respectively, of the Company’s common stock for issuance thereunder. As of March 31, 2025, there are 489,683 shares available for future grant under the 2018 Inducement Incentive Award Plan.
In accordance with the Merger Agreement, the Company assumed Old Cartesian’s 2016 Stock Incentive Plan, or the Old Cartesian Plan. The Old Cartesian Plan permits the granting of options or restricted stock to employees, officers, directors, consultants and advisors to the Company. The unvested common stock options and Series A Preferred Stock options assumed by the Company in connection with the Merger generally vest over a four-year period. Additionally, the stock options granted have a contractual term of ten years and only full shares can be exercised as per the individual award agreements. As of March 31, 2025, there are 36,179 shares available for future grant under the Old Cartesian Plan.
In connection with the Merger, the outstanding stock options to purchase Old Cartesian common stock were converted into stock options to purchase 776,865 shares of common stock and 14,112.299 shares of Series A Preferred Stock of the Company. These replacement awards were revalued at their acquisition-date fair value and then attributed to pre- and post-combination service. This resulted in $2.6 million attributed to post-combination service to be recognized as stock-based compensation expense over the remaining terms of the replacement awards, of which $0.2 million and $0.4 million was recognized as research and development expense in the consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025 and 2024, respectively. Following the stockholder approval of the conversion of the Series A Preferred Stock into shares of common stock, the options exercisable for shares of Series A Preferred Stock became exercisable for shares of common stock.

Stock-Based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,275	$712
General and administrative	1,233	719
Total stock-based compensation expense	$2,508	$1,431

Stock Options
The estimated grant date fair values of stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.46%	3.95%
Dividend yield	—	—
Expected term (in years)	6.20	6.20
Expected volatility	97.44%	95.37%
Weighted-average fair value of common stock	$17.46	$19.78
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
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $14.03 and $15.79, respectively.
As of March 31, 2025, total unrecognized compensation expense related to unvested common stock options was $17.9 million, which is expected to be recognized over a weighted average period of 3.2 years.
The following table summarizes the stock option activity under the 2016 Plan, the 2018 Inducement Incentive Award Plan, and the Old Cartesian Plan for options for common stock:

			Weighted-average
	Number of		remaining	Aggregate
	common stock	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Outstanding at December 31, 2024	1,706,035	$11.99	7.59	$12,025
Granted	944,909	$17.46
Exercised	(55,690)	$3.29
Forfeited	(120,231)	$18.49
Outstanding at March 31, 2025	2,475,023	$13.96	8.17	$7,376

Vested at March 31, 2025	781,188	$6.23	5.67	$6,490
Vested and expected to vest at March 31, 2025	2,181,547	$13.38	8.00	$7,376

Restricted Stock Units
During the three months ended March 31, 2025, the Company granted 256,790 restricted stock unit awards with a weighted-average fair value of $16.93 per share based on the closing price of the Company’s common stock on the date of grant under the 2016 Plan, which generally vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock unit awards based on historical experience.

Unrecognized compensation expense related to the restricted stock units was $8.0 million as of March 31, 2025, which is expected to be recognized over a weighted-average period of 3.0 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and the Old Cartesian Plan:

	Number of shares	Weighted-average grant date fair value ($)
Unvested at December 31, 2024	444,238	$19.86
Granted	256,790	16.93
Vested	(113,042)	19.66
Forfeited	(15,381)	17.15
Unvested at March 31, 2025	572,605	$18.63

13. Revenue Arrangements
Collaboration and license revenue
Astellas Gene Therapies
License and Development Agreement
In January 2023, the Company entered into the License and Development Agreement, or the Astellas Agreement, with Audentes Therapeutics, Inc., or Astellas. Under the Astellas Agreement, the Company granted Astellas an exclusive license to the Company’s IdeXork technology arising from Xork, to develop and commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product. Xork, Genovis’ IgG Protease, was licensed pursuant to an Exclusive License Agreement, or the Genovis Agreement, with Genovis AB (publ.), or Genovis, as described in Note 15 to these unaudited consolidated financial statements. Astellas paid a $10.0 million upfront payment to the Company upon signing of the Astellas Agreement, and the Company was entitled to receive up to $340.0 million in future additional payments over the course of the partnership that were contingent on the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales where Xork is used as a pre-treatment for an Astellas investigational or authorized product. The Company was also eligible for tiered royalty payments ranging from low to high single digits. Any proceeds received from milestone payments or royalties relating to Xork would have been required to be distributed to holders of CVRs, net of certain deductions. A more detailed description of the Astellas Agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 14 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
In March 2024, the Company was notified by Astellas of its intention to terminate the Astellas Agreement, which occurred effective June 6, 2024.
As of March 31, 2025, there were no unsatisfied performance obligations related to the Astellas Agreement. As of each of March 31, 2025 and December 31, 2024, the Company recorded a receivable of $0.1 million, representing billings for the Xork Development Services (as defined in the Astellas Agreement) that are subject to reimbursement by Astellas. No revenue related to the Astellas Agreement was recognized during the three months ended March 31, 2025. During the three months ended March 31, 2024, revenue of $5.8 million related to the Astellas Agreement was recognized, inclusive of $3.2 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the three months ended March 31, 2024.
Swedish Orphan Biovitrum AB (publ.)
License and Development Agreement
In June 2020, the Company and Sobi entered into the Sobi License, which was subsequently amended in October 2023. Pursuant to the Sobi License, the Company agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the SEL-212 drug candidate, which is currently in development for the treatment of chronic refractory gout. The SEL-212 drug candidate is a pharmaceutical composition containing a combination of SEL-037, or the Compound, and ImmTOR. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay the Company a one-time, upfront payment of $75.0 million. Sobi has also agreed to make milestone payments totaling up to $630.0 million to the Company upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of SEL-212, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. A more detailed description of the Sobi License and the Company’s evaluation of this agreement under ASC 606 can be found in Note 14 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any proceeds received from milestone payments or royalties relating to the Sobi License would be required to be distributed to holders of CVRs, net of certain deductions.

On June 28, 2024, Sobi initiated a rolling biologics license application to the FDA for SEL-212 for the potential treatment of chronic refractory gout which resulted in the achievement of a development milestone and a $30.0 million payment obligation from Sobi to the Company. As a result, the development milestone was no longer constrained and $30.0 million was recognized as revenue during the year ended December 31, 2024 as there were no remaining performance obligations under the Sobi License. The proceeds from the achievement of the development milestone were received from Sobi in July 2024 and were included, net of deductions as specified in the CVR Agreement, in the distribution to holders of the CVRs in March 2025.
As of each of March 31, 2025 and December 31, 2024, the Company recorded total outstanding receivables of $0.1 million, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Additionally, as of March 31, 2025 and December 31, 2024, there was no unbilled receivable outstanding. No revenue was recognized during either of the three months ended March 31, 2025 and 2024.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of March 31, 2025 and December 31, 2024, there were no unsatisfied performance obligations from contracts with customers.
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
As of March 31, 2025 and December 31, 2024, the Company recorded a receivable of $1.3 million and $0.6 million, respectively, that is subject to reimbursement by NINDS. The Company recognized grant revenue of $0.7 million during the three months ended March 31, 2025.

14. Related-Party Transactions
2023 Securities Purchase Agreement
On November 13, 2023, the Company entered into the 2023 Securities Purchase Agreement with (i) Dr. Timothy A. Springer, a member of the Company’s Board of Directors, (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Dr. Murat Kalayoglu, a member of the Company’s Board of Directors, in which the Company agreed to issue and sell an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million (see Note 10). The 2023 Private Placement included a delayed settlement mechanism, and as a result, the below issuances and sales to related parties of the Company were made during the three months ended March 31, 2024.

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
During the three months ended March 31, 2025, there were no related party transactions.
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

Genovis AB (publ.)
License Agreement
In October 2021, the Company entered into the Genovis Agreement with Genovis. Under the Genovis Agreement, the Company paid to Genovis an upfront payment in exchange for an exclusive license to the Xork enzyme technology across all therapeutic uses in humans, excluding research, preclinical, diagnostic and other potential non-therapeutic applications of the enzyme. Genovis was eligible to earn from the Company development and sales-based milestones and sublicensing fees. The Genovis Agreement was assessed for collaboration components and was determined not to be within the scope of ASC 808 as the risk and rewards are not shared by both parties. The Company was to expense costs related to the Genovis Agreement as incurred until regulatory approval was received in accordance with ASC 730. The Company would have assessed the capitalization of costs incurred after the receipt of regulatory approval and, if applicable, would have amortized these payments based on the expected useful life of each asset, typically based on the expected commercial exclusivity period. The Company was also obligated to pay Genovis tiered royalties of low double digit percentages of worldwide annual net sales of collaboration products which would have been expensed as the commercial sales occurred.
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
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of March 31, 2025. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.

16. Income Taxes
As of March 31, 2025, the Company has not recorded any U.S. federal or state income tax benefits for either the net losses the Company has incurred or its earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.

17. Commitments and Contingencies
As of March 31, 2025, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Other
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at the Company. Through March 31, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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

18. Restructuring
In April 2023, in light of then-current market conditions, the Board of Directors took steps to extend the Company’s cash runway by pausing further development of the Company’s product candidate, SEL-302, for the treatment of methylmalonic acidemia, and conducting a targeted headcount reduction. On August 17, 2023, the Company announced additional steps to extend cash runway and maximize value for stockholders by continuing to prioritize development of the Company’s product candidate, SEL-212, and support of its collaboration with Astellas for Xork, and pausing further development of all of the Company’s other clinical and preclinical product candidates that it was no longer actively advancing. As a result of these measures, the Company implemented a restructuring plan that resulted in an approximate 90% reduction of the Company’s headcount as of April 2023.
The following table summarizes the change in the Company’s accrued restructuring balance included in accrued expenses and other current liabilities on its consolidated balance sheets (in thousands):

	As of			As of
	December 31, 2023	Charges	Cash Payments	March 31, 2024
Severance liability	$3,896	$292	$(3,320)	$868

	As of			As of
	December 31, 2024	Charges	Cash Payments	March 31, 2025
Severance liability	$80	$—	$(80)	$—
The Company recognized restructuring expenses consisting of one-time cash severance payments and other employee-related costs. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories on its consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2025, the Company recognized no restructuring charges. For the three months ended March 31, 2024, the Company recognized $0.2 million in research and development expenses and $0.1 million in general and administrative expenses. Payments for the restructuring plan were completed by March 31, 2025.

19. Segment Information
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Collaboration and license revenue	$400	$5,840
Grant revenue	700	—
Total revenue	1,100	5,840
Less
Operating expenses:
Legacy Selecta programs	—	2,777
Descartes-08 for MG	7,036	1,266
Early stage programs	990	127
Research and development employee expenses	3,702	3,241
Research and development stock-based compensation expense	1,275	712
Research and development facilities and other expenses	1,671	1,615
General and administrative	8,315	9,450
Other (income) expense, net (1)	(4,179)	43,476
Net loss	$(17,710)	$(56,824)
(1) Includes interest income; foreign currency transaction, net; change in fair value of warrant liabilities; change in fair value of contingent value right liability; change in fair value of forward contract liabilities; and other income, net.

20. Subsequent Events
The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on March 13, 2025. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview
We are a clinical-stage biotechnology company pioneering cell therapies for the treatment of autoimmune diseases. Unlike DNA cell therapies, our cell therapy method degrades naturally over time without integrating into the cell’s genetic material. Therefore, our cell therapies are distinguished by their capacity to be dosed repeatedly like conventional drugs, administered in an outpatient setting, and given without pre-treatment chemotherapy required with many conventional cell therapies. In our Phase 2b clinical trial in patients with myasthenia gravis, or MG, a chronic autoimmune disease that causes disabling muscle weakness and fatigue, we observed that our lead product candidate, Descartes-08, generated a deep and durable clinical benefit, with 83% of participants maintaining improvements in MG severity scales considered clinically meaningful by expert consensus at six months and sustained improvements in MG severity scales considered clinically meaningful by expert consensus at 12 months. Durability of response in MG is commonly measured over a period of 26 to 52 weeks, and maintenance of response over that period is considered durable.
Merger
On November 13, 2023, the Company (formerly known as Selecta Biosciences, Inc., or Selecta) merged with the private Delaware corporation which, immediately prior to the Merger (as defined below), was known as Cartesian Therapeutics, Inc., or Old Cartesian, in accordance with the terms of an Agreement and Plan of Merger, or the Merger Agreement, by and among
Selecta, Sakura Merger Sub I, Inc., a wholly owned subsidiary of Selecta, or First Merger Sub, Sakura Merger Sub II, LLC, a wholly owned subsidiary of Selecta, or Second Merger Sub, and Old Cartesian. Pursuant to the Merger Agreement, First Merger Sub merged with and into Old Cartesian, pursuant to which Old Cartesian was the surviving corporation and became a wholly owned subsidiary of Selecta, or the First Merger. Immediately following the First Merger, Old Cartesian merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity, or the Second Merger and, together with the First Merger, the Merger. In connection with the Second Merger, Old Cartesian changed its name to Cartesian Bio, LLC. In connection with the Merger and pursuant to the Merger Agreement, the Company changed its corporate name to Cartesian Therapeutics, Inc. See Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding the Merger.
Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants, collaboration and license arrangements and a credit facility. We do not have any products approved for sale and have not generated any product sales.
Except for the year ended December 31, 2022, we have incurred significant operating losses since our inception. We incurred a net loss of $17.7 million and $56.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $709.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
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

The following table presents our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Legacy Selecta programs	$—	$2,777
Descartes-08 for MG	7,036	1,266
Early stage programs	990	127
Research and development employee expenses	3,702	3,241
Research and development stock-based compensation expense	1,275	712
Research and development facilities and other expenses	1,671	1,615
Total research and development expenses	$14,674	$9,738

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
We believe that our existing cash, cash equivalents, and restricted cash as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Components of our Results of Operations
Collaboration and license revenue
To date, we have not generated any revenue from product sales. Our revenue consists primarily of collaboration and license revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amounts of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For further descriptions of the agreements underlying our collaboration and license revenue, see Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$400	$5,840	$(5,440)	(93)%
Grant revenue	700	—	700	100%
Total revenue	1,100	5,840	(4,740)	(81)%
Operating expenses:
Research and development	14,674	9,738	4,936	51%
General and administrative	8,315	9,450	(1,135)	(12)%
Total operating expenses	22,989	19,188	3,801	20%
Operating loss	(21,889)	(13,348)	(8,541)	64%
Interest income	2,015	1,164	851	73%
Change in fair value of warrant liabilities	1,818	1,042	776	74%
Change in fair value of contingent value right liability	346	(39,300)	39,646	(101)%
Change in fair value of forward contract liabilities	—	(6,890)	6,890	(100)%
Other income, net	—	508	(508)	(100)%
Net loss	$(17,710)	$(56,824)	$39,114	(69)%
Collaboration and license revenue
During the three months ended March 31, 2025, we recognized $0.4 million of collaboration and license revenue, compared to $5.8 million for the three months ended March 31, 2024, a decrease of $5.4 million. The decrease was primarily due to a recognition of the remaining deferred revenue under the License and Development Agreement, or the Astellas Agreement, with Audentes Therapeutics, Inc., or Astellas, upon notice of termination during the three months ended March 31, 2024.
Grant revenue
During the three months ended March 31, 2025, we recognized $0.7 million of grant revenue. We received funding approval from NINDS during the three months ended June 30, 2024, and as such there was no grant revenue during the three months ended March 31, 2024.
Research and development expenses
The following is a comparison of research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Legacy Selecta programs	$—	$2,777	$(2,777)	(100)%
Descartes-08 for MG	7,036	1,266	5,770	456%
Early stage programs	990	127	863	680%
Research and development employee expenses	3,702	3,241	461	14%
Research and development stock-based compensation expense	1,275	712	563	79%
Research and development facilities and other expenses	1,671	1,615	56	3%
Total research and development expenses	$14,674	$9,738	$4,936	51%
For the three months ended March 31, 2025, our research and development expenses were $14.7 million, compared to $9.7 million for the three months ended March 31, 2024, an increase of $5.0 million. The decrease in expenses for legacy Selecta programs was primarily related to decreased expenses for Xork as a result of the termination of the Astellas Agreement in 2024.

The increase in expenses for Descartes-08 for MG was primarily related to the expenses for the Phase 2b trial and the activities associated with the Phase 3 AURORA trial. The increase in our expenses for early stage programs was primarily related to increased manufacturing operations expenses. The increases in our research and development employee expenses and stock-based compensation expense were primarily a result of headcount growth.
General and administrative expenses
For the three months ended March 31, 2025, our general and administrative expenses were $8.3 million, compared to $9.5 million for the three months ended March 31, 2024, a decrease of $1.2 million. The decrease in cost was primarily the result of reductions in expenses in professional fees incurred in connection with the Merger.
Interest income
Interest income for the three months ended March 31, 2025 was $2.0 million, compared to $1.2 million for the three months ended March 31, 2024, an increase of $0.8 million. The increase in interest income was due to increased investment balance.
Change in fair value of warrant liabilities
For the three months ended March 31, 2025, we recognized $1.8 million of income from the decrease in the fair value of warrant liabilities, compared to $1.0 million of income from the decrease in the fair value of warrant liabilities for the three months ended March 31, 2024, an increase of $0.8 million. Fair value of warrant liabilities was determined utilizing the Black-Scholes valuation methodology. The decrease in warrant value was primarily driven by a decrease in the per-share price of our common stock and the expiration of the warrants we issued in 2019 during the year ended December 31, 2024.
Change in fair value of contingent value right liability
For the three months ended March 31, 2025, we recognized $0.3 million of income from the decrease in the fair value of the CVR liability, compared to $39.3 million of expense associated with the increase in the fair value of the CVR liability for the three months ended March 31, 2024, an increase of $39.6 million. The fair value of the CVR liability was determined utilizing a Monte Carlo simulation model. The decrease in the fair value of the CVR liability was primarily due to changes in interest rates.
Change in fair value of forward contract liabilities
The remaining Series A Preferred Stock forward contract liability was settled during the three months ended March 31, 2024. As such, no change in the fair value of the Series A Preferred Stock forward contract liability is reflected in our unaudited consolidated financial statements for the three months ended March 31, 2025.
Other income, net
During the three months ended March 31, 2025, we recognized no other income, net, compared to $0.5 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in sublease income. The terms of our subleases expired during the year ended December 31, 2024.
Net loss
Net loss for three months ended March 31, 2025 was $17.7 million as compared to net loss of $56.8 million for the three months ended March 31, 2024, a decrease of $39.1 million The change was primarily due to expenses associated with the change in the fair value of the CVR liability and the change in the fair value of the Series A Preferred Stock forward contract liability during the three months ended March 31, 2024.
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
Our cash, cash equivalents, and restricted cash were $182.1 million as of March 31, 2025, of which $1.7 million was restricted cash related to lease commitments.
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
Effective September 2019, we entered into a non-exclusive, worldwide license agreement, or the NCI Agreement, with the U.S. Department of Health and Human Services, represented by the National Cancer Institute of the National Institutes of Health, or NCI. Under the NCI Agreement, we were granted a license under certain NCI patents and patent applications designated in the agreement, to make, use, sell, offer and import products and processes within the scope of the patents and applications licensed under the NCI Agreement when developing and manufacturing anti-BCMA CAR-T cell products for the treatment of MG, pemphigus vulgaris, and immune thrombocytopenic purpura according to methods designated in the NCI Agreement. In connection with our entry into the NCI Agreement, we paid to NCI a one-time $0.1 million license royalty payment. Under the NCI Agreement, we are further required to pay NCI a low five-digit annual royalty. We must also pay earned royalties on net sales in a low single-digit percentage and pay up to $0.8 million in benchmark royalties upon our achievement of designated benchmarks that are based on the commercial development plan agreed between the parties. For further description of the NCI Agreement, see Note 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Out-licenses
In January 2023, we entered into the Astellas Agreement with Astellas. Under this agreement, Astellas obtained the sole and exclusive right to commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product, with a current focus on AT845. In connection with entry into this agreement, we received a $10.0 million upfront payment and were eligible to receive $340.0 million for certain additional development and commercial milestones plus royalties on any potential commercial sales where Xork is used as a pre-treatment for AT845. As a result of the sublicense of Xork to Astellas, we made a $4.0 million payment to Genovis in February 2023. The Astellas Agreement was terminated effective June 6, 2024. For further description of the Astellas Agreement, see Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Amounts paid and remaining obligations with regard to the Xork product candidate not reimbursed by Astellas through the Astellas Agreement were subject to potential reimbursement through deductions to CVR distributions as described in Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and were reimbursed in the March 2025 CVR distribution.
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
Financings
On December 13, 2024, we and Leerink Partners LLC entered into a Sales Agreement, or the Sales Agreement. Under the Sales Agreement, we may issue and sell shares of our common stock, from time to time, through Leerink Partners LLC or aggregate gross sales proceeds of up to $100.0 million. During the three months ended March 31, 2025, we sold no shares of our common stock pursuant to the Sales Agreement.

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
As of March 31, 2025, we had an accumulated deficit of $709.8 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, and restricted cash as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates.
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
Cash Requirements due to Contractual Obligations and Other Commitments
We are under agreement to lease approximately 32,294 square feet of laboratory and office space in Watertown, Massachusetts through May 2028. Remaining lease payments from March 31, 2025 through the end of the lease term total approximately $9.0 million. Payments made and remaining obligations on this lease liability were subject to potential reimbursement through deductions to CVR distributions as described in Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and were reimbursed in the March 2025 CVR distribution.
In November 2023, in connection with the Merger, we acquired two leases for office and laboratory space in Gaithersburg, Maryland, which expire in January 2027. Annualized rent is approximately $0.3 million and remaining lease payments from March 31, 2025 through the end of the lease term total approximately $0.6 million.
In February 2024, we entered into an agreement to lease approximately 19,199 square feet of integrated manufacturing and office space in Fredericksburg, Maryland. In May 2024, we entered into an amendment to lease an additional approximately 7,842 square feet at the same site. In August 2024, we entered into a second amendment to lease an additional approximately 2,009 square feet at the same site. In March 2025, we entered into a third amendment to lease an additional approximately 6,439 square feet at the same site. The leases expire coterminously in June 2031. Annualized base rent under the leases is approximately $1.2 million and is subject to annual increases in accordance with the terms of the lease agreement. The leases provide for a tenant improvement allowance of $0.8 million. Remaining lease payments total $9.7 million through the end of the lease term.
We are also party to certain license and collaboration agreements with Biogen, NCI, and Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of March 31, 2025, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Payments made and remaining obligations on the license agreement with 3SBio are subject to potential reimbursement through deductions to CVR distributions as described in Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Summary of Cash Flows

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash (used in) and provided by:
Operating activities	$(23,108)	$(15,917)
Investing activities	(1,075)	(602)
Financing activities	(8,025)	43,031
Effect of exchange rate changes on cash	32	(5)
Net change in cash, cash equivalents, and restricted cash	$(32,176)	$26,507
Operating activities
Net cash used in operating activities for the three months ended March 31, 2025 was $23.1 million compared to $15.9 million for the three months ended March 31, 2024. The increase in cash used in operating activities of $7.2 million was primarily due to $16.0 million of net loss, adjusted for non-cash items, and $7.1 million of cash used in changes in operating assets and liabilities, in each case during the three months ended March 31, 2025 compared to $9.5 million of net loss, adjusted for non-cash items, and $6.4 million of cash used in changes in operating assets and liabilities during the three months ended March 31, 2024.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2025 was $1.1 million compared to $0.6 million in the same period in 2023, a decrease of $0.5 million. The net cash used in investing activities for the three months ended March 31, 2025 and 2024 consisted primarily of purchases of property and equipment.

Financing activities
Net cash used in financing activities for the three months ended March 31, 2025 was $8.0 million compared to net cash provided by financing activities of $43.0 million for the three months ended March 31, 2024, a decrease of $51.0 million. The net cash used in financing activities in the three months ended March 31, 2025 was primarily the result of payments for the CVR distribution. The net cash provided by financing activities in the three months ended March 31, 2024 was primarily the result of proceeds of the 2023 Private Placement.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements refer to Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents, and restricted cash of $182.1 million and $214.3 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current policy to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
See the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from the risk factors previously disclosed in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the quarter ended March 31, 2025, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Cartesian securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated November 13, 2023, by and among Selecta Biosciences, Inc., Sakura Merger Sub I, Inc., Sakura Merger Sub II, LLC, and Cartesian Therapeutics, Inc.	8-K	001-37798	2.1	11/13/2023
3.1(a)	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated June 21, 2022	8-K	001-37798	3.1	6/21/2022
3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated November 13, 2023	8-K	001-37798	3.3	11/13/2023
3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Cartesian Therapeutics, Inc., dated March 28, 2024.	8-K	001-37798	3.2	3/28/2024
3.2	Amended and Restated By-laws of Cartesian Therapeutics, Inc.	10-Q	001-37798	3.2	11/13/2023
4.1(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-37798	3.4	11/13/2023
4.1(b)	Certificate of Amendment to the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, dated March 26, 2024.	8-K	001-37798	3.1	3/28/2024
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock	8-K	001-37798	3.1	7/2/2024
10.1†	Third Amendment to Lease Agreement by and between 7495 RP, LLC and Cartesian Therapeutics, Inc. dated March 12, 2025	-	-	-	Filed herewith
10.2†#	Separation Agreement and Release by and between Metin Kurtoglu and Cartesian Therapeutics, Inc. dated April 29, 2025	-	-	-	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith
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

CARTESIAN THERAPEUTICS, INC.

Date: May 8, 2025	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Blaine Davis
Blaine Davis
Chief Financial Officer
(Principal Financial Officer)