Form 10-Q
period 2025-06-30
Cartesian Therapeutics, Inc.
filed 2025-08-07
CIK 1453687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2025, the registrant had 26,002,042 shares of common stock, par value $0.0001 per share, outstanding.

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
•global events, including the ongoing conflicts between Russia and Ukraine and in the Middle East and geopolitical tensions in and with China on our operations;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$160,324	$212,610
Accounts receivable	354	872
Prepaid expenses and other current assets	2,717	3,144
Total current assets	163,395	216,626
Non-current assets:
Property and equipment, net	12,285	9,912
Right-of-use asset, net	5,164	5,535
In-process research and development assets	150,600	150,600
Goodwill	48,163	48,163
Long-term restricted cash	1,735	1,669
Investments	2,000	2,000
Other assets	5,551	518
Total assets	$388,893	$435,023
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$454	$288
Accrued expenses and other current liabilities	8,012	12,076
Lease liability	3,790	2,851
Contingent value right liability	—	7,761
Total current liabilities	12,256	22,976
Non-current liabilities:
Lease liability, net of current portion	9,559	11,133
Warrant liabilities, net of current portion	1,364	3,836
Contingent value right liability, net of current portion	352,100	387,739
Deferred tax liabilities, net	16,141	16,141
Total liabilities	391,420	441,825
Commitments and contingencies (Note 17)
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 134,904.563 shares authorized as of June 30, 2025 and December 31, 2024; 120,790.402 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Series B Preferred Stock, $0.0001 par value; 437,927 shares authorized as of June 30, 2025 and December 31, 2024; 437,927 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Preferred stock, $0.0001 par value; 9,427,168.437 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 26,000,065 and 25,767,369 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	695,942	689,887
Accumulated deficit	(693,895)	(692,071)
Accumulated other comprehensive loss	(4,577)	(4,621)
Total stockholders’ deficit	(2,527)	(6,802)
Total liabilities and stockholders’ deficit	$388,893	$435,023
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Collaboration and license revenue	$—	$33,271	$400	$39,111
Grant revenue	298	174	998	174
Total revenue	298	33,445	1,398	39,285
Operating expenses:
Research and development	14,869	12,661	29,543	22,399
General and administrative	7,240	7,027	15,555	16,477
Total operating expenses	22,109	19,688	45,098	38,876
Operating (loss) income	(21,811)	13,757	(43,700)	409
Interest income	1,748	1,195	3,763	2,359
Change in fair value of warrant liabilities	654	(3,908)	2,472	(2,866)
Change in fair value of contingent value right liability	35,300	2,500	35,646	(36,800)
Change in fair value of forward contract liabilities	—	—	—	(6,890)
Other (expense) income, net	(5)	292	(5)	800
Net income (loss)	$15,886	$13,836	$(1,824)	$(42,988)

Other comprehensive income:
Foreign currency translation adjustment	12	14	44	9
Total comprehensive income (loss)	$15,898	$13,850	$(1,780)	$(42,979)

Net income (loss)	15,886	13,836	(1,824)	(42,988)
Less: Undistributed earnings allocable to participating securities	(2,628)	(4,208)	—	—
Net income (loss) allocable to shares of common stock - basic and diluted	13,258	9,628	(1,824)	(42,988)

Net income (loss) per share allocable to common stockholders:
Basic	$0.51	$0.58	$(0.07)	$(3.88)
Diluted	$0.50	$0.54	$(0.07)	$(3.88)
Weighted-average common shares outstanding:
Basic	25,980,262	16,723,479	25,941,670	11,068,749
Diluted	26,447,251	17,791,143	25,941,670	11,068,749

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit
(Amounts in thousands, except share data)

									Accumulated
	Series A		Series B				Additional		other
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	deficit
Balance at December 31, 2024	120,790.402	$—	437,927	$—	25,767,369	$3	$689,887	$(692,071)	$(4,621)	$(6,802)
Issuance of common stock upon exercise of options	—	—	—	—	55,690	—	183	—	—	183
Issuance of vested restricted stock units	—	—	—	—	113,042	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,508	—	—	2,508
Currency translation adjustment	—	—	—	—	—	—	—	—	32	32
Net loss	—	—	—	—	—	—	—	(17,710)	—	(17,710)
Balance at March 31, 2025	120,790.402	$—	437,927	$—	25,936,101	$3	$692,578	$(709,781)	$(4,589)	$(21,789)
Issuance of common stock upon exercise of options	—	—	—	—	25,690	—	85	—	—	85
Issuance of vested restricted stock units	—	—	—	—	38,274	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,279	—	—	3,279
Currency translation adjustment	—	—	—	—	—	—	—	—	12	12
Net income	—	—	—	—	—	—	—	15,886	—	15,886
Balance at June 30, 2025	120,790.402	$—	437,927	$—	26,000,065	$3	$695,942	$(693,895)	$(4,577)	$(2,527)

On April 4, 2024, the Company effected a 1-for-30 reverse split of its issued and outstanding shares of common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, all figures in this Quarterly Report on Form 10-Q relating to shares of the Company’s common stock (such as share amounts, per share amounts, and conversion rates and prices), including but not limited to, the consolidated financial statements and footnotes included herein, reflect the Reverse Stock Split for all periods presented.
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

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,824)	$(42,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,745	379
Non-cash lease expense	371	1,113
Loss on disposal of property and equipment	—	2
Stock-based compensation expense	5,787	3,022
Warrant liabilities revaluation	(2,472)	2,866
Contingent value right liability revaluation	(35,646)	36,800
Forward contract liabilities revaluation	—	6,890
Changes in operating assets and liabilities:
Accounts receivable	518	(26,169)
Unbilled receivable	—	(491)
Prepaid expenses, deposits and other assets	(5,124)	2,848
Accounts payable	231	(290)
Deferred revenue	—	(5,849)
Accrued expenses and other liabilities	(4,215)	(8,496)
Net cash used in operating activities	(40,629)	(30,363)
Cash flows from investing activities
Purchases of property and equipment	(3,670)	(2,189)
Net cash used in investing activities	(3,670)	(2,189)
Cash flows from financing activities
Equity offering costs	(479)	—
Proceeds from exercise of common warrants	—	2,877
Proceeds from issuance of Series A Preferred Stock, gross in private placement	—	40,000
Proceeds from exercise of stock options	268	274
Payments of contingent value rights distributions	(7,754)	—
Net cash (used in) provided by financing activities	(7,965)	43,151
Effect of exchange rate changes on cash	44	9
Net change in cash, cash equivalents, and restricted cash	(52,220)	10,608
Cash, cash equivalents, and restricted cash at beginning of period	214,279	78,288
Cash, cash equivalents, and restricted cash at end of period	$162,059	$88,896
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$688	$2,879
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
Cartesian Therapeutics, Inc., or the Company (formerly known as Selecta Biosciences, Inc., or Selecta), was incorporated in Delaware on December 10, 2007, and is headquartered in Frederick, Maryland. The Company is a clinical-stage biotechnology company pioneering cell therapy for the treatment of autoimmune diseases leveraging its proprietary technology and manufacturing platform to enhance cell function. The Company believes its cell therapy has the potential to deliver deep, durable clinical benefit to a broad group of patients with autoimmune diseases because they can be administered over a short period of time, in an outpatient setting, and without pre-treatment chemotherapy.
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
In connection with the Merger, a contractual contingent value right, or CVR, was distributed to the holders of record of the Company’s common stock and 2022 Warrants (as defined below) as of the close of business on December 4, 2023, but was not distributed to holders of shares of common stock or Series A Preferred Stock issued to stockholders of Old Cartesian or the Investors in the transactions. Holders of the CVRs will be entitled to receive certain payments from proceeds received by the Company, if any, related to the disposition or monetization of the Company’s legacy assets following the issuance of the CVRs. For additional information, see Note 7 to these unaudited consolidated financial statements.
On March 27, 2024, the Company’s stockholders approved the conversion of shares of Series A Preferred Stock into shares of common stock. For additional information, see Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Additionally, on March 27, 2024, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation, as amended, or the Charter, to effect a reverse stock split of the Company’s issued and outstanding common stock, at a ratio in the range of 1-for-20 and 1-for-30, with such ratio to be determined at the discretion of the Company’s board of directors, or the Board of Directors. The Board of Directors subsequently approved a final reverse stock split ratio of 1-for-30, and the Company effected the Reverse Stock Split on April 4, 2024. As a result of the Reverse Stock Split, all figures in this Quarterly Report on Form 10-Q relating to shares of the Company’s common stock (such as share amounts, per share amounts, and conversion rates and prices), reflect the Reverse Stock Split for all periods presented, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options, restricted stock units and warrants were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with their terms. Additionally, the conversion ratio of the Company’s Series A Preferred Stock was proportionally adjusted. Stockholders entitled to fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 13, 2025. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of June 30, 2025, the consolidated results of operations for the three and six months ended June 30, 2025, and cash flows for the six months ended June 30, 2025. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.
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
As of June 30, 2025, the Company’s cash, cash equivalents, and restricted cash were $162.1 million, of which $1.7 million was restricted cash related to lease commitments. The Company believes the cash, cash equivalents and restricted cash as of June 30, 2025 will enable it to fund its current planned operations for at least the next 12 months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. Further, the liability associated with the CVR Agreement (as defined below) will be settled solely through cash flow received under the Company’s License and Development Agreement, or as so amended, the Sobi License, with Swedish Orphan Biovitrum AB (publ.), or Sobi, and any other Gross Proceeds (as defined in the CVR Agreement) net of certain agreed deductions. Under the CVR Agreement, 100% of all milestone payments, royalties and other amounts paid to the Company or controlled entities under the Sobi License, and any other Gross Proceeds will be distributed, net of specified deductions, to holders of the CVRs. There is no obligation to the Company to fund any amount related to the CVR liability. See Note 7.
If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates. As of June 30, 2025, the Company had an accumulated deficit of $693.9 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.

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
Segment Information
Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision maker, or the CODM, for the purposes of assessing performance and allocating resources. The Company views its operations and manages its business in one operating segment, which prior to the Merger related to the research and development of nanoparticle immunomodulatory drugs for the treatment and prevention of human diseases and subsequent to the Merger relates to the research and development of cell therapy product candidates. The Company’s CODM function is fulfilled by its Chief Executive Officer. The CODM function assesses performance for the segment and decides how to allocate resources based on consolidated net income (loss) that is also reported on the consolidated statements of operations and comprehensive income (loss). The CODM function uses net income (loss) to monitor budget versus actual results to assess performance of the segment. Segment assets are the same as total assets on the Company’s consolidated balance sheets. All long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.

3. Summary of Significant Accounting Policies
The Company disclosed its significant accounting policies in Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025.
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
Goodwill
The Merger resulted in goodwill of approximately $48.2 million. There were no changes to the carrying value of the Company’s goodwill during the six months ended June 30, 2025.
Intangible Assets
The following summarizes the Company’s indefinite-lived intangible assets, all of which were acquired in the Merger (in thousands):

	June 30,	December 31,
	2025	2024
Descartes-08 for MG	$93,900	$93,900
Descartes-08 for SLE	56,700	56,700
Total in-process research and development assets	$150,600	$150,600

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
As of June 30, 2025 and December 31, 2024, no impairment indicators were present and there were no observable price changes. Therefore, the carrying value of the investment in Cyrus is $2.0 million on the accompanying consolidated balance sheets. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.

6. Net Income (Loss) Per Share Allocable to Common Stockholders
The Company used the treasury stock method to determine the number of dilutive shares for the three months ended June 30, 2025 and 2024. The following table sets forth the computation of basic and diluted net income (loss) per share allocable to common stockholders for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$15,886	$13,836	$(1,824)	$(42,988)
Less: Undistributed earnings allocable to participating securities	(2,628)	(4,208)	—	—
Net income (loss) allocable to shares of common stock - basic and diluted	$13,258	$9,628	$(1,824)	$(42,988)
Denominator:
Weighted-average common shares outstanding - basic	25,980,262	16,723,479	25,941,670	11,068,749
Dilutive effect of employee equity incentive plans	466,989	1,067,664	—	—
Weighted-average common shares outstanding - diluted	26,447,251	17,791,143	25,941,670	11,068,749
Net income (loss) per share:
Basic	$0.51	$0.58	$(0.07)	$(3.88)
Diluted	$0.50	$0.54	$(0.07)	$(3.88)

The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net income (loss) per share allocable to common stockholders for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock options and restricted stock units	2,336,681	740,211	3,030,053	2,344,017
Warrants to purchase common stock	692,523	975,132	692,523	975,132
Series A Preferred Stock	4,026,346	5,544,719	4,026,346	5,544,719
Series B Preferred Stock	437,927	—	437,927	—
Total	7,493,477	7,260,062	8,186,849	8,863,868

7. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$39,933	$39,933	$—	$—
Total assets	$39,933	$39,933	$—	$—

Liabilities:
Warrant liabilities	$1,364	$—	$—	$1,364
Contingent value right liability	$352,100	$—	$—	$352,100
Total liabilities	$353,464	$—	$—	$353,464

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$39,088	$39,088	$—	$—
Total assets	$39,088	$39,088	$—	$—

Liabilities:
Warrant liabilities	$3,836	$—	$—	$3,836
Contingent value right liability	$395,500	$—	$—	$395,500
Total liabilities	$399,336	$—	$—	$399,336

There were no transfers within the fair value hierarchy during the six months ended June 30, 2025 or the year ended December 31, 2024.
Cash, Cash Equivalents, and Restricted Cash
As of June 30, 2025 and December 31, 2024, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of June 30, 2025, the Company had restricted cash balances relating to secured letters of credit in connection with its real estate leases. The Company’s consolidated statements of cash flows include the following as of June 30, 2025 and 2024 (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$160,324	$87,227
Long-term restricted cash	1,735	1,669
Total cash, cash equivalents, and restricted cash	$162,059	$88,896
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
The Company recorded the fair value of the 2019 Warrants and the 2022 Warrants upon issuance using the Black-Scholes valuation model and is required to revalue the 2019 Warrants and the 2022 Warrants at each reporting date, with any changes in fair value recorded in the statements of operations and comprehensive income (loss). The valuations of the 2019 Warrants and the 2022 Warrants are classified as Level 3 of the fair value hierarchy due to the need to use assumptions in the valuations that are both significant to the fair value measurement and unobservable, including the stock price volatility and the expected life of the 2019 Warrants and the 2022 Warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.
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
The 2019 Warrants expired on December 23, 2024 and therefore, there were no 2019 Warrants outstanding as of December 31, 2024 or June 30, 2025.

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

	June 30,	December 31,
	2025	2024
Risk-free interest rate	3.72%	4.25%
Dividend yield	—	—
Expected life (in years)	1.78	2.28
Expected volatility	104.15%	92.92%
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 11 to these unaudited consolidated financial statements) for the six months ended June 30, 2025 (in thousands):

Warrant liabilities
Fair value as of December 31, 2024	$3,836
Change in fair value	(2,472)
Fair value as of June 30, 2025	$1,364

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

	June 30,	December 31,
	2025	2024
Estimated cash flow dates	2025 - 2038	2025-2038
Estimated probability of success	95.0% - 100.0%	95.0% - 100.0%
Expected volatility of future revenues	22.5%	22.0%

The following table reflects a roll-forward of fair value for the Company’s Level 3 CVR liability for the six months ended June 30, 2025 (in thousands):

CVR liability
Fair value as of December 31, 2024	$395,500
Distributions	(7,754)
Change in fair value	(35,646)
Fair value as of June 30, 2025	$352,100
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

8. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Laboratory equipment	$8,001	$7,295
Computer equipment and software	417	415
Leasehold improvements	4,150	3,427
Furniture and fixtures	269	268
Office equipment	170	169
Construction in process	2,798	695
Total property and equipment	15,805	12,269
Less: Accumulated depreciation	(3,520)	(2,357)
Property and equipment, net	$12,285	$9,912

Depreciation expense was $0.6 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

9. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Payroll and employee related expenses	$2,786	$3,534
Accrued patent fees	185	813
Accrued external research and development costs	2,135	2,987
Accrued professional and consulting services	1,712	3,674
Property and equipment	688	782
Other	506	286
Accrued expenses	$8,012	$12,076

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
The Company secured a letter of credit from Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), or SVB, for $0.3 million for the Frederick Lease Agreement, the First Frederick Lease Agreement Amendment and the Second Frederick Lease Agreement Amendment, which is recognized as long-term restricted cash as of June 30, 2025 and December 31, 2024 and renews automatically each year.
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

On October 6, 2022, the Company entered into a sublease agreement to sublease 7,216 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts. The sublease commenced on October 24, 2022. The term of the sublease expired on March 31, 2024 with no option to extend the sublease term. Sublease income is included within other (expense) income, net in the consolidated statements of operations and comprehensive income (loss).

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
In May 2023, the Company received notice from BRE-BMR Grove LLC that the requirements to reduce the amount of the letter of credit for the Watertown Lease had been met. In connection therewith, in June 2023, the Company secured a letter of credit from JPMorgan Chase Bank, N.A. for $1.4 million, which is recognized as long-term restricted cash as of June 30, 2025 and December 31, 2024, and renews automatically each year.
On October 31, 2023, in connection with entering into Amendment No. 1 to the Sobi License as described in Note 13, the Company entered into a sublease agreement with Sobi to sublease approximately 5,600 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts for which Sobi paid $1.0 million upfront rental payment. The sublease commenced on November 6, 2023. The term of this sublease expired on November 5, 2024. Sublease income is included within other (expense) income, net in the consolidated statements of operations and comprehensive income (loss).
As a result of the expiration of the sublease to Sobi in November 2024 and the Company’s decision to cease use of its office and laboratory space at 65 Grove Street, Watertown, Massachusetts, the Company assessed the right-of-use assets and related furniture and fixtures associated with the Watertown Lease Agreement and Watertown Lease Agreement Amendment for impairment. The carrying value of each asset group was compared against the future net undiscounted cash flows projected to be generate over the remaining lease terms. These projections included management’s estimates of cash inflows from potential sublease income. The carrying amount of the asset groups was found to be unrecoverable, thus the Company assessed the fair value of each asset group. The fair value was determined using the income approach, whereby the Company discounted the estimated net cash flows using a rate commensurate with the Company’s estimated incremental borrowing rate. As a result of this assessment, which included unrecoverable operating and maintenance costs, the Company determined that each asset group was fully impaired. As such, an impairment charge of $7.6 million was recognized during the year ended December 31, 2024, $7.4 million of which related to the right-of-use assets and $0.2 million related to property and equipment.
704 Quince Orchard Road Leases
In connection with the Merger, the Company acquired two operating leases for office and laboratory space in Gaithersburg, Maryland. The leases expire in January 2027 and do not contain any renewal rights. The discount rate of 11.5% was determined based on the Company’s incremental borrowing rate adjusted for the lease term.
For the three and six months ended June 30, 2025 and 2024, the components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$571	$956	$1,155	$1,731
Variable lease cost	426	352	832	749
Short-term lease cost	8	1	19	4
Less: Sublease income	—	(250)	—	(760)
Total lease cost	$1,005	$1,059	$2,006	$1,724

The maturity of the Company’s operating lease liabilities as of June 30, 2025 were as follows (in thousands):

June 30,
2025
2025 (remainder)	$2,230
2026	4,538
2027	4,345
2028	2,314
2029	1,409
Thereafter	2,188
Total future minimum lease payments	17,024
Less: Imputed interest	3,675
Total operating lease liabilities	$13,349

The supplemental disclosure for the statements of cash flows related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	$1,415	$1,604
Other than the initial recording of the right-of-use assets and lease liabilities for the Frederick Lease Agreement and Amended Frederick Lease Agreement, which were non-cash, the changes in the Company’s right-of-use assets and lease liabilities for the six months ended June 30, 2025 and 2024 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to operating leases:

	June 30,
	2025	2024
Weighted-average remaining lease term	4.2 years	4.9 years
Weighted-average discount rate	11.8%	11.5%

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
During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company sold no shares of its common stock pursuant to the Sales Agreement.
Warrants
During the six months ended June 30, 2025, there were no warrants issued, exercised, or cancelled. The following is a summary of the Company’s warrants as of June 30, 2025:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted-average exercise price
Outstanding at June 30, 2025	6,811	685,712	692,523	$46.96
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
Preferred Stock
As of June 30, 2025, the Company had 120,790.402 shares of Series A Preferred Stock and 437,927 shares of Series B Preferred Stock issued and outstanding, respectively, which are convertible into 4,464,273 shares of common stock.
Reserved Shares
The Company has authorized shares of common stock for future issuance as of June 30, 2025 as follows:

June 30,
2025
Exercise of warrants	692,523
Shares available for future stock incentive awards	4,123,417
Unvested restricted stock units	533,331
Outstanding common stock options	2,496,722
Series A Preferred Stock	4,026,346
Series B Preferred Stock	437,927
Total	12,310,266

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
Additionally, pursuant to the terms of the 2016 Plan, the Board of Directors is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board of Directors or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board of Directors established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In June 2024, the Company’s stockholders approved an amendment and restatement of the 2016 Plan to reserve an additional 3,466,544 shares of the Company’s common stock for issuance. In January 2025, the number of shares of common stock that may be issued under the 2016 Plan was increased by 1,030,694. As of June 30, 2025, 3,582,706 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan, was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 39,166 shares of its common stock for issuance. In March 2019, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 66,667 shares of the Company’s common stock for issuance thereunder. In December 2023, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 60,833 shares of the Company’s common stock for issuance thereunder. In June and December 2024, the Board of Directors approved amendments and restatements of the 2018 Inducement Incentive Award Plan to reserve an additional 360,000 and 450,000 shares, respectively, of the Company’s common stock for issuance thereunder. As of June 30, 2025, there are 458,737 shares available for future grant under the 2018 Inducement Incentive Award Plan.
In accordance with the Merger Agreement, the Company assumed Old Cartesian’s 2016 Stock Incentive Plan, or the Old Cartesian Plan. The Old Cartesian Plan permits the granting of options or restricted stock to employees, officers, directors, consultants and advisors to the Company. The unvested common stock options and Series A Preferred Stock options assumed by the Company in connection with the Merger generally vest over a four-year period. Additionally, the stock options granted have a contractual term of ten years and only full shares can be exercised as per the individual award agreements. As of June 30, 2025, there are 36,179 shares available for future grant under the Old Cartesian Plan.
In connection with the Merger, the outstanding stock options to purchase Old Cartesian common stock were converted into stock options to purchase 776,865 shares of common stock and 14,112.299 shares of Series A Preferred Stock of the Company. These replacement awards were revalued at their acquisition-date fair value and then attributed to pre- and post-combination service. This resulted in $2.6 million attributed to post-combination service to be recognized as stock-based compensation expense over the remaining terms of the replacement awards, of which $0.2 million and $0.3 million was recognized during the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0.7 million was recognized during the six months ended June 30, 2025 and 2024, respectively, as research and development expense in the consolidated statements of operations and comprehensive income (loss). Following the stockholder approval of the conversion of the Series A Preferred Stock into shares of common stock, the options exercisable for shares of Series A Preferred Stock became exercisable for shares of common stock.
Stock-Based Compensation Expense
In April 2025, the Company entered into a separation agreement and release, or the Separation Agreement, with the Company’s former Chief Technology Officer, Metin Kurtoglu. Dr. Kurtoglu’s employment with the Company ended effective May 2025, and Dr. Kurtoglu will serve as a consultant to the Company from May 2025 through April 2026, or the Consulting Period. Pursuant to the Separation Agreement, certain of Dr. Kurtoglu’s stock options and restricted stock unit awards were modified to accelerate the vesting of a portion of the awards, continue the vesting of the remaining awards during the Consulting Period, and extend the post-termination exercise period of the modified stock options. The services performed during the Consulting Period do not qualify as substantive services under ASC 718 and therefore, the continued vesting of these awards represents a modification to the original award. The modification resulted in the recognition of $0.7 million of stock-compensation expense during the three and six months ended June 30, 2025 which is reflected in research and development expenses on the consolidated statements of operations and comprehensive income (loss).

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive income (loss), was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,810	$776	$3,085	$1,488
General and administrative	1,469	815	2,702	1,534
Total stock-based compensation expense	$3,279	$1,591	$5,787	$3,022

Stock Options
The estimated grant date fair values of stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.05%	4.53%	4.42%	4.04%
Dividend yield	—	—	—	—
Expected term (in years)	6.15	6.18	6.20	6.20
Expected volatility	95.12%	93.57%	97.21%	95.09%
Weighted-average fair value of common stock	$11.80	$22.08	$16.89	$20.14
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
The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2025 and 2024 was $9.32 and $17.40, respectively, and $13.56 and $16.05 during the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, total unrecognized compensation expense related to unvested common stock options was $15.6 million, which is expected to be recognized over a weighted average period of 3.0 years.
The following table summarizes the stock option activity under the 2016 Plan, the 2018 Inducement Incentive Award Plan, and the Old Cartesian Plan for options for common stock:

			Weighted-average
	Number of		remaining	Aggregate
	common stock	Weighted-average	contractual term	intrinsic value
	options	exercise price ($)	(in years)	(in thousands)
Outstanding at December 31, 2024	1,706,035	$11.99	7.59	$12,025
Granted	1,049,959	$16.89
Exercised	(81,380)	$3.29
Forfeited	(177,892)	$18.41
Outstanding at June 30, 2025	2,496,722	$13.88	7.59	$5,219

Vested at June 30, 2025	837,630	$7.47	5.03	$4,638
Vested and expected to vest at June 30, 2025	2,208,574	$13.39	7.50	$5,216

Restricted Stock Units
During the six months ended June 30, 2025, the Company granted 256,790 restricted stock unit awards with a weighted-average fair value of $16.93 per share based on the closing price of the Company’s common stock on the date of grant under the 2016 Plan, which generally vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock unit awards based on historical experience.
Unrecognized compensation expense related to the restricted stock units was $6.6 million as of June 30, 2025, which is expected to be recognized over a weighted-average period of 2.8 years.

The following table summarizes the Company’s restricted stock units under the 2016 Plan and the Old Cartesian Plan:

	Number of shares	Weighted-average grant date fair value ($)
Unvested at December 31, 2024	444,238	$19.86
Granted	256,790	16.93
Vested	(151,316)	19.66
Forfeited	(16,381)	17.14
Unvested at June 30, 2025	533,331	$18.55

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
As of June 30, 2025, there were no unsatisfied performance obligations and no receivable related to the Astellas Agreement. As of December 31, 2024, the Company recorded a receivable of $0.1 million, representing billings for the Xork Development Services (as defined in the Astellas Agreement) that are subject to reimbursement by Astellas. No revenue related to the Astellas Agreement was recognized during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, revenue of $0.5 million and $6.3 million, respectively, related to the Astellas Agreement was recognized, inclusive of $3.2 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the six months ended June 30, 2024.
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
As of each of June 30, 2025 and December 31, 2024, the Company recorded total outstanding receivables of $0.1 million, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. Additionally, as of June 30, 2025 and December 31, 2024, there was no unbilled receivable outstanding. No revenue was recognized during the three and six months ended June 30, 2025. Revenue of $32.8 million, inclusive of the $30.0 million development milestone, related to the Sobi License was recognized during each of the three and six months ended June 30, 2024.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of June 30, 2025 and December 31, 2024, there were no unsatisfied performance obligations from contracts with customers.
Grant revenue
National Institute of Neurological Disorders and Stroke of the National Institutes of Health
In June 2024, the Company received funding approval from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health, or NINDS, for an award of $1.5 million granted for the budget period, which ran from June 2024 through May 2025. In June 2025, the Company received funding approval from NINDS for an additional award of $1.5 million granted for the budget period that runs from June 2025 through May 2026. The funding was provided by NINDS to further the Company’s use of RNA-based CAR-T cells to combat autoantibody-associated autoimmune disorders. Grant funding is to be used solely for manufacturing of RNA-based CAR-T cells and analysis of samples to inform mechanism of action. The award period runs through May 31, 2026. The Company will recognize grant revenue when expenses reimbursable under the grant have been incurred.
As of June 30, 2025 and December 31, 2024, the Company recorded a receivable of $0.1 million and $0.6 million, respectively, that is subject to reimbursement by NINDS. The Company recognized grant revenue of $0.2 million and $0.9 million during the three and six months ended June 30, 2025, respectively. The Company recognized grant revenue of $0.2 million during the three and six months ended June 30, 2024.

14. Related-Party Transactions
2023 Securities Purchase Agreement
On November 13, 2023, the Company entered into the 2023 Securities Purchase Agreement with (i) Dr. Timothy A. Springer, a member of the Company’s Board of Directors, (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Dr. Murat Kalayoglu, a member of the Company’s Board of Directors, in which the Company agreed to issue and sell an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million. See Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the 2023 Private Placement. The 2023 Private Placement included a delayed settlement mechanism, and as a result, the below issuances and sales to related parties of the Company were made during the six months ended June 30, 2024.

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
During the three and six months ended June 30, 2025, there were no related party transactions.
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
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of June 30, 2025. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.

16. Income Taxes
As of June 30, 2025, the Company has not recorded any U.S. federal or state income tax benefits for either the net losses the Company has incurred or its earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.

17. Commitments and Contingencies
As of June 30, 2025, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Other
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at the Company. Through June 30, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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
The following table summarizes the change in the Company’s accrued restructuring balance included in accrued expenses and other current liabilities on its consolidated balance sheets (in thousands):

	December 31, 2023	Charges	Cash Payments	June 30, 2024
Severance liability	$3,896	$805	$(4,527)	$174

	December 31, 2024	Charges	Cash Payments	June 30, 2025
Severance liability	$80	$—	$(80)	$—
The Company recognized restructuring expenses consisting of one-time cash severance payments and other employee-related costs. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories on its consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2025, the Company recognized no restructuring charges. For the six months ended June 30, 2024, the Company recognized $0.2 million in research and development expenses and $0.6 million in general and administrative expenses. Payments for the restructuring plan were completed in the first quarter of 2025.

19. Segment Information
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Collaboration and license revenue	$—	$33,271	400	$39,111
Grant revenue	298	174	998	174
Total revenue	298	33,445	1,398	39,285
Less
Operating expenses:
Legacy Selecta programs	—	3,570	—	6,347
Descartes-08 for MG	5,035	2,945	12,071	4,211
Early stage programs	1,715	528	2,705	655
Research and development employee expenses	4,254	2,184	7,956	5,425
Research and development stock-based compensation expense	1,810	776	3,085	1,488
Research and development facilities and other expenses	2,055	2,658	3,726	4,273
General and administrative	7,240	7,027	15,555	16,477
Other (income) expense, net (1)	(37,697)	(79)	45,098	43,397
Net income (loss)	$15,886	$13,836	(1,824)	$(42,988)
(1) Includes interest income; foreign currency transaction, net; change in fair value of warrant liabilities; change in fair value of contingent value right liability; change in fair value of forward contract liabilities; and other (expense) income, net.

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

Overview
We are a clinical-stage biotechnology company pioneering cell therapy for the treatment of autoimmune diseases. Unlike DNA cell therapies, our cell therapy method degrades naturally over time without integrating into the cell’s genetic material. Therefore, our cell therapy is distinguished by its capacity to be dosed repeatedly like conventional drugs, administered in an outpatient setting, and given without pre-treatment chemotherapy required with many conventional cell therapies. In our Phase 2b clinical trial in patients with myasthenia gravis, or MG, a chronic autoimmune disease that causes disabling muscle weakness and fatigue, we observed that our lead product candidate, Descartes-08, generated a deep and durable clinical benefit, with 83% of participants maintaining improvements in MG severity scales considered clinically meaningful by expert consensus at six months and sustained improvements in MG severity scales considered clinically meaningful by expert consensus at 12 months. Durability of response in MG is commonly measured over a period of 26 to 52 weeks, and maintenance of response over that period is considered durable.
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
We have incurred significant operating losses since our inception. We incurred a net loss of $1.8 million and $43.0 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $693.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
•continue to advance Descartes-08 for MG through Phase 3 development;
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

The following table presents our research and development expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Legacy Selecta programs	$—	$3,570	$—	$6,347
Descartes-08 for MG	5,035	2,945	12,071	4,211
Early stage programs	1,715	528	2,705	655
Research and development employee expenses	4,254	2,184	7,956	5,425
Research and development stock-based compensation expense	1,810	776	3,085	1,488
Research and development facilities and other expenses	2,055	2,658	3,726	4,273
Total research and development expenses	$14,869	$12,661	$29,543	$22,399

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
We believe that our existing cash, cash equivalents, and restricted cash as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Other (expense) income, net
Other (expense) income, net consists of non-operating income and non-operating expenses.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$—	$33,271	$(33,271)	(100)%
Grant revenue	298	174	124	71%
Total revenue	298	33,445	(33,147)	(99)%
Operating expenses:
Research and development	14,869	12,661	2,208	17%
General and administrative	7,240	7,027	213	3%
Total operating expenses	22,109	19,688	2,421	12%
Operating (loss) income	(21,811)	13,757	(35,568)	(259)%
Interest income	1,748	1,195	553	46%
Change in fair value of warrant liabilities	654	(3,908)	4,562	(117)%
Change in fair value of contingent value right liability	35,300	2,500	32,800	1,312%
Other (expense) income, net	(5)	292	(297)	(102)%
Net income	$15,886	$13,836	$2,050	15%
Collaboration and license revenue
During the three months ended June 30, 2025, we recognized no collaboration and license revenue, compared to $33.3 million for the three months ended June 30, 2024, a decrease of $33.3 million. The decrease was primarily due to revenue recognized under the Sobi License resulting from the $30.0 million unconstrained development milestone recognized during the three months ended June 30, 2024.
Grant revenue
During the three months ended June 30, 2025, we recognized $0.3 million of grant revenue, compared to $0.2 million for the three months ended June 30, 2024, an increase of $0.1 million. The increase was primarily due to increased expenses reimbursable under the grant from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health, or NINDS, incurred during the three months ended June 30, 2025, for which we received funding approval during the three months ended June 30, 2024.
Research and development expenses
The following is a comparison of research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024
Legacy Selecta programs	$—	$3,570	$(3,570)	(100)%
Descartes-08 for MG	5,035	2,945	2,090	71%
Early stage programs	1,715	528	1,187	225%
Research and development employee expenses	4,254	2,184	2,070	95%
Research and development stock-based compensation expense	1,810	776	1,034	133%
Research and development facilities and other expenses	2,055	2,658	(603)	(23)%
Total research and development expenses	$14,869	$12,661	$2,208	17%
For the three months ended June 30, 2025, our research and development expenses were $14.9 million, compared to $12.7 million for the three months ended June 30, 2024, an increase of $2.2 million. The decrease in expenses for legacy Selecta programs was primarily related to decreased expenses for Xork as a result of the termination of the License and Development Agreement, or the Astellas Agreement, with Audentes Therapeutics, Inc., doing business as Astellas Gene Therapies, or

Astellas in 2024. The increase in expenses for Descartes-08 for MG was primarily related to the expenses for the ongoing Phase 3 AURORA trial. The increase in our expenses for early stage programs was primarily related to increased discovery expenses and manufacturing operations expenses. The increases in our research and development employee expenses and stock-based compensation expense were primarily a result of headcount growth.
General and administrative expenses
For the three months ended June 30, 2025, our general and administrative expenses were $7.2 million, compared to $7.0 million for the three months ended June 30, 2024, an increase of $0.2 million. The increase in cost was primarily the result of increased facilities expenses.
Interest income
Interest income for the three months ended June 30, 2025 was $1.7 million, compared to $1.2 million for the three months ended June 30, 2024, an increase of $0.5 million. The increase in interest income was due to increased cash and cash equivalents balance.
Change in fair value of warrant liabilities
For the three months ended June 30, 2025, we recognized $0.7 million of income from the decrease in the fair value of warrant liabilities, compared to $3.9 million charge from the increase in the fair value of warrant liabilities for the three months ended June 30, 2024, an increase of $4.6 million. Fair value of warrant liabilities was determined utilizing the Black-Scholes valuation methodology. The decrease in warrant value was primarily driven by a decrease in the per-share price of our common stock and the expiration of the warrants we issued in 2019 during the year ended December 31, 2024.
Change in fair value of contingent value right liability
For the three months ended June 30, 2025, we recognized $35.3 million of income from the decrease in the fair value of the CVR liability, compared to $2.5 million of income from the decrease in the fair value of the CVR liability for the three months ended June 30, 2024, an increase of $32.8 million. The fair value of the CVR liability was determined utilizing a Monte Carlo simulation model. The decrease in the fair value of the CVR liability was primarily due to changes in the timing of anticipated payments.
Other (expense) income, net
During the three months ended June 30, 2025, we recognized less than $0.1 million other expense, net, compared to $0.3 million other income, net for the three months ended June 30, 2024. The decrease was primarily due to a decrease in sublease income. The terms of our subleases expired during the year ended December 31, 2024.
Net income (loss)
Net income for three months ended June 30, 2025 was $15.9 million as compared to net income of $13.8 million for the three months ended June 30, 2024, an increase of $2.1 million The change was primarily due to income associated with the change in the fair value of the CVR liability and the change in the fair value of the warrant liabilities, partially offset by the decrease in collaboration revenue during the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$400	$39,111	$(38,711)	(99)%
Grant revenue	998	174	824	474%
Total revenue	1,398	39,285	(37,887)	(96)%
Operating expenses:
Research and development	29,543	22,399	7,144	32%
General and administrative	15,555	16,477	(922)	(6)%
Total operating expenses	45,098	38,876	6,222	16%
Operating (loss) income	(43,700)	409	(44,109)	(10,785)%
Interest income	3,763	2,359	1,404	60%
Change in fair value of warrant liabilities	2,472	(2,866)	5,338	(186)%
Change in fair value of contingent value right liability	35,646	(36,800)	72,446	(197)%
Change in fair value of forward contract liabilities	—	(6,890)	6,890	(100)%
Other (expense) income, net	(5)	800	(805)	(101)%
Net loss	$(1,824)	$(42,988)	$41,164	(96)%
Collaboration and license revenue
During the six months ended June 30, 2025, we recognized $0.4 million of collaboration and license revenue, compared to $39.1 million for the six months ended June 30, 2024, a decrease of $38.7 million. The decrease was primarily due to a decrease in revenue recognized under the Sobi License resulting from the $30.0 million unconstrained development milestone recognized during the six months ended June 30, 2024 and a decrease for revenue recognized under the Astellas Agreement upon notice of termination during the six months ended June 30, 2024.
Grant revenue
During the six months ended June 30, 2025, we recognized $1.0 million of grant revenue, compared to $0.2 million for the six months ended June 30, 2024, an increase of $0.8 million. The increase was primarily due to increased expenses reimbursable under the grant from NINDS incurred during the six months ended June 30, 2025, for which we received funding approval during the six months ended June 30, 2024.
Research and development expenses
The following is a comparison of research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024
Legacy Selecta programs	$—	$6,347	$(6,347)	(100)%
Descartes-08 for MG	12,071	4,211	7,860	187%
Early stage programs	2,705	655	2,050	313%
Research and development employee expenses	7,956	5,425	2,531	47%
Research and development stock-based compensation expense	3,085	1,488	1,597	107%
Research and development facilities and other expenses	3,726	4,273	(547)	(13)%
Total research and development expenses	$29,543	$22,399	$7,144	32%
For the six months ended June 30, 2025, our research and development expenses were $29.5 million, compared to $22.4 million for the six months ended June 30, 2024, an increase of $7.1 million. The decrease in expenses for legacy Selecta programs was primarily related to decreased expenses for Xork as a result of the termination of the Astellas Agreement in 2024. The increase in expenses for Descartes-08 for MG was primarily related to the expenses for the ongoing Phase 3 AURORA trial. The increase in our expenses for early stage programs was primarily related to increased discovery expenses and manufacturing operations expenses. The increases in our research and development employee expenses and stock-based compensation expense were primarily a result of headcount growth.
General and administrative expenses
For the six months ended June 30, 2025, our general and administrative expenses were $15.6 million compared to $16.5 million for the six months ended June 30, 2024, a decrease of $0.9 million. The decrease in cost was primarily the result of expenses incurred for professional fees incurred in connection with the Merger.
Interest income
Interest income for the six months ended June 30, 2025 was $3.8 million, compared to $2.4 million for the six months ended June 30, 2024. The increase in interest income was due to increased cash and cash equivalents balance.
Change in fair value of warrant liabilities
For the six months ended June 30, 2025, we recognized $2.5 million of income from the decrease in the fair value of warrant liabilities, compared to $2.9 million charge from the increase in the fair value of warrant liabilities for the six months ended June 30, 2024, an increase of $5.4 million. Fair value of warrant liabilities was determined utilizing the Black-Scholes valuation methodology. The decrease in warrant value was primarily driven by a decrease in the per-share price of our common stock.
Change in fair value of contingent value right liability
For the six months ended June 30, 2025, we recognized $35.6 million of income from the decrease in the fair value of the CVR liability, compared to $36.8 million charge from the increase in the fair value of the CVR liability for the six months ended June 30, 2024, an increase of $72.4 million. The fair value of the CVR liability was determined utilizing a Monte Carlo simulation model. The increase in the fair value of CVR liability was primarily due to changes in the timing of anticipated payments during the six months ended June 30, 2025.
Change in fair value of forward contract liabilities
The remaining Series A Preferred Stock forward contract liability was settled during the six months ended June 30, 2024. As such, no change in the fair value of the Series A Preferred Stock forward contract liability is reflected in our unaudited consolidated financial statements for the six months ended June 30, 2025.
Other (expense) income, net
During the six months ended June 30, 2025, we recognized less than $0.1 million of other expense, net, compared to $0.8 million other income, net for the six months ended June 30, 2024, a decrease of $0.8 million, or 100%. The decrease was primarily due to a decrease in sublease income. The terms of our subleases expired during the year ended December 31, 2024.
Net income (loss)
Net loss for the six months ended June 30, 2025 was $1.8 million as compared to net loss of $43.0 million for the six months ended June 30, 2024, a decrease of $41.2 million or 96%. The change was primarily due to income associated with the change in the fair value of the CVR liability and warrant liabilities during the six months ended June 30, 2025, partially offset by revenue recognized under the Sobi License during the six months ended June 30, 2025.
Liquidity and Capital Resources
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
Our cash, cash equivalents, and restricted cash were $162.1 million as of June 30, 2025, of which $1.7 million was restricted cash related to lease commitments.
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
Financings
On December 13, 2024, we and Leerink Partners LLC entered into a Sales Agreement, or the Sales Agreement. Under the Sales Agreement, we may issue and sell shares of our common stock, from time to time, through Leerink Partners LLC or aggregate gross sales proceeds of up to $100.0 million. During the six months ended June 30, 2025, we sold no shares of our common stock pursuant to the Sales Agreement.
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
As of June 30, 2025, we had an accumulated deficit of $693.9 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, and restricted cash as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates.
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
Cash Requirements due to Contractual Obligations and Other Commitments
We are under agreement to lease approximately 32,294 square feet of laboratory and office space in Watertown, Massachusetts through May 2028. Remaining lease payments from June 30, 2025 through the end of the lease term total approximately $8.3 million. Payments made and remaining obligations on this lease liability were subject to potential reimbursement through deductions to CVR distributions as described in Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and were reimbursed in the March 2025 CVR distribution.
In November 2023, in connection with the Merger, we acquired two leases for office and laboratory space in Gaithersburg, Maryland, which expire in January 2027. Annualized rent is approximately $0.3 million and remaining lease payments from June 30, 2025 through the end of the lease term total approximately $0.5 million.
In February 2024, we entered into an agreement to lease approximately 19,199 square feet of integrated manufacturing and office space in Frederick, Maryland. In May 2024, we entered into an amendment to lease an additional approximately 7,842 square feet at the same site. In August 2024, we entered into a second amendment to lease an additional approximately 2,009 square feet at the same site. In March 2025, we entered into a third amendment to lease an additional approximately 6,439 square feet at the same site. The leases expire coterminously in June 2031. Annualized base rent under the leases is approximately $1.2 million and is subject to annual increases in accordance with the terms of the lease agreement. The leases provide for a tenant improvement allowance of $0.8 million. Remaining lease payments total $9.4 million through the end of the lease term.
We are also party to certain license and collaboration agreements with Biogen, NCI, and Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of June 30, 2025, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Payments made and remaining obligations on the license agreement with 3SBio are subject to potential reimbursement through deductions to CVR distributions as described in Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Summary of Cash Flows

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$(40,629)	$(30,363)
Investing activities	(3,670)	(2,189)
Financing activities	(7,965)	43,151
Effect of exchange rate changes on cash	44	9
Net change in cash, cash equivalents, and restricted cash	$(52,220)	$10,608
Operating activities
Net cash used in operating activities for the six months ended June 30, 2025 was $40.6 million compared to $30.4 million for the six months ended June 30, 2024. The increase in cash used in operating activities of $10.2 million was primarily due to $32.0 million of net loss, adjusted for non-cash items, and $8.6 million of cash used in changes in operating assets and liabilities, in each case during the six months ended June 30, 2025 compared to $8.1 million of net loss, adjusted for non-cash items, and $38.5 million of cash used in changes in operating assets and liabilities during the six months ended June 30, 2024.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2025 was $3.7 million compared to $2.2 million in the same period in 2024, a decrease of $1.5 million. The net cash used in investing activities for the six months ended June 30, 2025 and 2024 consisted primarily of purchases of property and equipment.
Financing activities
Net cash used in financing activities for the six months ended June 30, 2025 was $8.0 million compared to net cash provided by financing activities of $43.2 million for the six months ended June 30, 2024, a decrease of $51.2 million. The net cash used in financing activities in the six months ended June 30, 2025 was primarily the result of payments for the CVR distribution. The net cash provided by financing activities in the six months ended June 30, 2024 was primarily the result of proceeds of the 2023 Private Placement.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements refer to Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. During the three and six months ended June 30, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2025 and December 31, 2024, we had cash, cash equivalents, and restricted cash of $162.1 million and $214.3 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current policy to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
See the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from the risk factors previously disclosed in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
On May 15, 2025, Milos Miljkovic, our Chief Medical Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Dr. Miljkovic’s plan provides for the exercise of vested stock options and the potential associated sale of up to 30,528 shares of our common stock and the potential sale of up to an additional 2,689 shares of our common stock until and including March 31, 2026. The foregoing exercises or sales, if any, will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and March 31, 2026.
Other than as set forth above, during the fiscal quarter ended June 30, 2025, no officer or director, as defined in Rule 16a-1(f) of the Exchange Act, informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K .

Item 6.  Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated November 13, 2023, by and among Selecta Biosciences, Inc., Sakura Merger Sub I, Inc., Sakura Merger Sub II, LLC, and Cartesian Therapeutics, Inc.	8-K	001-37798	2.1	11/13/2023
3.1(a)	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated June 21, 2022	8-K	001-37798	3.1	6/21/2022
3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated November 13, 2023	8-K	001-37798	3.3	11/13/2023
3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Cartesian Therapeutics, Inc., dated March 28, 2024.	8-K	001-37798	3.2	3/28/2024
3.2	Amended and Restated By-laws of Cartesian Therapeutics, Inc.	10-Q	001-37798	3.2	11/13/2023
4.1(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-37798	3.4	11/13/2023
4.1(b)	Certificate of Amendment to the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, dated March 26, 2024.	8-K	001-37798	3.1	3/28/2024
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock	8-K	001-37798	3.1	7/2/2024
10.1	Fourth Amendment to Lease Agreement by and between 7495 RP, LLC and Cartesian Therapeutics, Inc. dated June 26, 2025	-	-	-	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith
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

CARTESIAN THERAPEUTICS, INC.

Date: August 7, 2025	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Blaine Davis
Blaine Davis
Chief Financial Officer
(Principal Financial Officer)