Form 10-K
period 2025-12-31
Cartesian Therapeutics, Inc.
filed 2026-03-09
CIK 1453687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attested to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Stock Market on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $108,739,558.
As of February 28, 2026, the registrant had 26,509,024 shares of common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the impact of global events, including the ongoing conflicts between Russia and Ukraine, the ongoing conflict in the Middle East and geopolitical tensions with China;
•the impact of political uncertainty on our product development;
•the receipt and timing of potential regulatory designations, approvals and commercialization of our product candidates;
•our ability to prevent or minimize the effects of litigation and other contingencies;
•our status as a development-stage company and our expectation to incur losses in the future, and the possibility that we never achieve or maintain profitability;
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
•our ability to receive or manufacture sufficient quantities of our product candidates;
•our ability to maintain our existing or future collaborations or licenses and to seek new collaborations, licenses or partnerships;
•our ability to protect and enforce our intellectual property rights;
•federal, state, and foreign regulatory requirements, including U.S. Food and Drug Administration, or FDA, regulation of our product candidates;
•our ability to obtain and retain key executives and retain qualified personnel:
•developments relating to our competitors and our industry:
•any future payouts under the contingent value right, or CVR, issued to our holders of record as of the close of business on December 4, 2023; and
•our ability to monetize any of our legacy assets.
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
Overview
We are a late clinical-stage biotechnology company pioneering cell therapy for the treatment of autoimmune diseases. We leverage our proprietary technology and manufacturing platform to introduce mRNA into cells to provide a therapeutic effect to patients suffering from a variety of autoimmune conditions. Unlike DNA, mRNA degrades naturally over time without integrating into the cell’s genetic material. Our cell therapies are designed to be dosed repeatedly like conventional drugs, administered in an outpatient setting and given without pre-treatment chemotherapy required with many conventional cell therapies.
Autoimmune diseases, where the immune system mistakenly attacks the body, are a family of more than 80 disorders. These diseases are typically treated with immunosuppressant medications, such as steroids, biologics and non-steroidal agents such as methotrexate, CD19 directed therapies and intravenous immunoglobulin. These treatments must be administered chronically and carry risks, including infection, osteoporosis and metabolic disease. The treatment landscape within generalized myasthenia gravis, or MG, offers agents that block the complement pathway or inhibit the neonatal Fc receptor, or FcRn, that typically must be administered chronically. Even with recent treatment advancements in the field of MG, we believe there remains a significant unmet need for outpatient treatments, administered over a short period of time, and can provide deep and durable clinical benefit.
Limitations of Current Biologic Treatments in Autoimmune Disease
Currently approved biologic therapies for MG, such as complement inhibitors and FcRn inhibitors have improved treatment options. However, these therapies are still limited by incomplete response, chronic dosing required to mitigate symptoms, immunosuppression risks, high treatment burden and lack of disease modification.
Not all patients with acetylcholine receptor autoantibody positive, or AChR+ MG, the subtype currently being pursued in our Phase 3 AURORA trial, respond adequately to currently approved biologics. We believe the variability in treatment response may be due to differences in underlying disease pathologies, with some patients having disease drivers beyond complement activation (for complement inhibitors) or immunoglobulin G, or IgG, reduction (for FcRn inhibitors). Additionally, some patients experience an initial improvement but later lose response, requiring adjustments in their treatment strategy.
Biologic therapies used for MG can increase the risk of infections. Complement inhibitors in particular, heighten susceptibility to Neisseria infections, necessitating vaccination and, in some cases, prophylactic antibiotic use. Patients receiving FcRn inhibitors may also experience an increased risk of infections due to immunoglobulin depletion. The long-term safety of these treatments remain an area of active study.
Currently approved biologic therapies require frequent infusions, which can be burdensome for patients. Efgartigimod (Vyvgart) and rozanolixizumab (Rystiggo) both require weekly infusions in repeated cycles, while zilucoplan (Zilbrysq) is administered daily, both nipocalimab-aahu (Imaavy) and eculizumab (Soliris) are administered every two weeks, ravulizumab (Ultomiris) every eight weeks for most body weights and inebilizumab-cdon (Uplizna) every six months following two initial doses. While ravulizumab and inebilizumab-cdon each reduce the frequency of infusions compared to eculizumab, both of these treatments require ongoing maintenance, which may impact patient quality of life. Access to infusion centers or home infusion services further adds to the logistical challenges.
The majority of approved biologic therapies for the treatment of MG focus on the management of symptoms rather than addressing the root cause of the disease. These treatments do not eliminate the underlying autoimmune process or autoreactive B and T cells, meaning patients typically require chronic lifelong therapy. While symptom control is critical, the need for continuous treatment highlights the unmet need for therapies that can induce long-term remission and a precision immune reset.
Limitations of Current DNA-Based Cell Therapy Treatments in Autoimmune Disease
Compared to biologic therapies, cell therapies have increased potential to provide a deep and durable clinical benefit; however, conventional DNA cell therapies have been associated with cytokine release syndrome, or CRS, neurological toxicities and Parkinsonism, infection, risk of secondary malignancy and death. The acute toxicities are from exponential amplification of the modified cell and the pre-treatment chemotherapy administered to enable cell amplification.
Conventional DNA-engineered chimeric antigen receptor, or CAR, T-cells are in clinical development for several autoimmune diseases. DNA CAR-T cells are typically administered to patients in a subtherapeutic dose, which means that the cells must proliferate to reach therapeutic numbers in the body. However, this proliferation is not controlled in magnitude nor duration, varies from patient to patient, and can be unpredictable. This proliferation occurs because the CAR gene is irreversibly integrated into the T-cell’s genome, causing a cascade in which every daughter cell carries the same CAR as the parent cells. The resulting unconstrained proliferation frequently exceeds the toxicity threshold, leading to serious adverse events, or SAEs.
The proliferation of DNA CAR-T cells typically requires pre-treatment chemotherapy, usually fludarabine and cyclophosphamide, administered for several days before CAR-T cell treatment. This chemotherapy is toxic, suppressing the immune system and increasing the risk of infection, anemia, and neurotoxicity.
Given these risks and requirements, conventional DNA cell therapies are administered under close monitoring in an inpatient setting, increasing their cost and limiting their reach to only the sickest patients.
Our Autoimmune Disease Solution
Descartes-08, our lead cell therapy product candidate, is an autologous CAR-T product targeting B-cell maturation antigen, or BCMA, in clinical development for the treatment of MG and myositis, specifically, moderate to severe multi-refractory dermatomyositis and antisynthetase syndrome. In contrast to conventional DNA-based CAR T-cell therapies, our CAR-T administration has been observed to provide deep and durable benefits through 12 months, is designed to not require preconditioning chemotherapy, to be administered in the outpatient setting and does not carry the risk of genomic integration associated with cancerous transformation. Descartes-08 has been granted Orphan Drug Designation and Regenerative Medicine Advanced Therapy, or RMAT, Designation by the FDA for the treatment of MG, and Rare Pediatric Disease Designation for the treatment of juvenile dermatomyositis, or JDM.
Based on efficacy and safety data observed in our clinical trials thus far, we believe our cell therapies have the potential to deliver deep and durable clinical benefit to a broad group of patients with autoimmune diseases after a single course of therapy. We aim to provide a personalized approach to treating patients that begins with the collection of a patient’s cells which we then use to manufacture our cell therapy product candidates. Once a patient’s cells have expanded in our process, we introduce mRNA to deliver a CAR into the cell. Once the manufacturing process is complete, we send the product candidate back to the treating physician where they administer six weekly infusions of our cell therapy to the patient. Descartes-08 is specifically designed to target and destroy the pathogenic, self-reactive cells that are the underlying cause of the autoimmune disease, with the goal of creating a precision immune reset for the patient.

The table below summarizes key information about our development pipeline.
As of December 31, 2025, we have administered Descartes-08 to over 100 patients suffering from one of MG, multiple myeloma, and other diseases in open-label and randomized placebo-controlled trials on an outpatient basis. We have not observed product-related CRS, neurotoxicity or infection of any grade. The most common product-related adverse events, or AEs, observed, headache, nausea, and fever, were self-limited and resolved within 24 hours of onset.
Our Product Candidates
Descartes-08 for the Treatment of MG
Overview
Descartes-08 has been granted Orphan Drug Designation by the FDA for the treatment of MG. We chose MG as our lead indication because the pathogenesis for MG is common to many autoimmune diseases.
Background Information About MG
MG is a rare autoimmune disease that causes debilitating muscle weakness and fatigue. It is estimated to affect over 106,000 patients in the U.S. MG patients develop antibodies that lead to an immunological attack on critical signaling proteins at the junction between nerve and muscle cells, thereby inhibiting the ability of nerves to communicate properly with muscles. This results in muscle weakness in tissues throughout the body, potentially manifesting in partial paralysis of eye movements, problems in chewing and swallowing, respiratory problems, speech difficulties and weakness in skeletal muscles. As the disease progresses, symptom-free periods become less frequent and disease exacerbations can last for months. Disease symptoms reach their maximum levels within two to three years in approximately 80% of patients. Up to 20% of MG patients experience a respiratory crisis at least once in their lives. During the crisis phase, decline in respiratory function can become life-threatening. Patients in crisis often require intubation and mechanical ventilation.
There are no known cures for MG and the current standard of care consists of chronic use of steroids and other immunosuppressants. These treatments must be administered continually and carry risks such as infection, osteoporosis, and metabolic diseases. Newer agents, such as those that block the complement pathway or inhibit FcRn, are typically administered continually.
Clinical Development
To date, we have completed a Phase 1/2 trial of Descartes-08 in MG, which consisted of a Phase 1b portion, a Phase 2a portion, and a Phase 2b portion.
The primary objective of the Phase 1b portion of the trial was to determine the maximum tolerated dose of Descartes-08 for patients with MG. We observed Descartes-08 to be well-tolerated by the three patients who participated in this portion of the trial with no CRS or other serious product-related AEs observed.
The primary objective of the Phase 2a portion of the trial was to determine the optimal dosing schedule for patients with MG using the highest dose level tested in Phase 1b (52.5 x106 cells/kg). This portion of the trial was designed to assess the safety and preliminary efficacy of Descartes-08 when administered across three different treatment schedules (six doses given twice-weekly, once-weekly, or once-monthly). This portion of the trial evaluated 11 patients with particularly advanced disease as assessed by both patient and clinician-reported outcomes. 11 of the 14 patients included in the Phase 1b and Phase 2a portions of the trial were classified at screening to have Class III or IV disease, as defined by the Myasthenia Gravis Foundation of America, indicating they had moderate-to-severe weakness affecting their muscles.
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
Follow-on results of the Phase 2b portion of the trial were presented in December 2024. The trial achieved its primary endpoint to assess the proportion of patients achieving a five-point or greater reduction in their MGC score at day 85. Patients received six weekly infusions at the dose established in Phase 1b (52.5 x106 cells/kg). The trial also involved a crossover component in which any patient originally assigned to placebo was given the opportunity to receive Descartes-08 after completing trial treatment.
In April, 2025, we reported updated, 12-month data from this trial and published this data in Nature Medicine in January 2026.
Deepening of responses was observed over time with participants included in the primary efficacy dataset who continued follow-up (n=12) experiencing an average MG-ADL reduction of 5.5 (±1.1) at Month 4 which was maintained through Month 12 (4.8±1.4). At Month 4, particularly deep responses were observed in participants without prior exposure to biologic therapies (n=7), including complement or neonatal fragment crystallizable receptor inhibitors, with an average MG-ADL reduction of 6.6 (±1.5). Responses amongst this patient population without prior exposure to biologic therapies were observed to deepen through Month 12 with an average MG-ADL reduction of 7.1 (±1.9). The deepest responses were observed as minimal symptom expression, or MSE, defined as an MG-ADL score of 0 or 1.

The tables below set forth the results observed.
33% (4/12) of participants in the primary efficacy dataset and 57% (4/7) of participants with no prior exposure to biologic therapy were observed to achieve MSE by Month 6 and maintained it through Month 12. Responses were observed to be durable through Month 12, with 83% (10/12) of evaluable participants from the primary efficacy dataset maintaining a clinically meaningful response, defined as a reduction in MG-ADL score of at least 2 points. Of the seven participants with no prior exposure to biologic therapy that reached Month 12, 100% maintained at least a clinically meaningful response.
The safety profile observed in the follow-up portion of the Phase 2b trial was in line with what we reported at the time of our top line data readout as well as the Phase 2a portion of the trial. Of note, there was a Grade 2 upper respiratory infection reported in both the Descartes-08 and placebo groups. There were no other new AEs reported after Month 3 follow-up, including no hypogammaglobulinemia and other infections and there was no difference in vaccine titers between Descartes-08 and placebo.

The table below summarizes the safety results observed.
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
The tables below set forth key findings from these patients.
The time course and magnitude of treatment response upon retreatment were similar to those seen when the participants were first treated. Notably, in the one participant who completed their 12-month retreatment follow-up visit, the duration of response was observed to be longer than that patient’s initial response, and this patient had maintained minimum symptom expression at Month 12. The third retreated participant’s responses deepened from a 4-point MG-ADL reduction at Month 2 to a 9-point improvement in MG-ADL at Month 12 following retreatment.
In May 2025, we initiated our Phase 3 AURORA trial of Descartes-08 in patients with MG. The randomized, double-blind, placebo-controlled Phase 3 AURORA trial is designed to assess Descartes-08 versus placebo (1:1 randomization) administered as six weekly outpatient infusions without preconditioning chemotherapy in approximately 100 participants with AChR Ab+, MG. The primary endpoint will assess the proportion of Descartes-08 participants with an improvement in MG-ADL score of three points or more at Month 4 compared to placebo. Secondary endpoints will assess safety and tolerability and the proportion of participants with a reduction of four points or more in MG Composite, or MGC, score, as well as improvements in other validated MG severity scales, including QMG, and MG Quality of Life Revised Scale, or MG-QoL-15R. In January 2025, we received written agreement from the FDA under the Special Protocol Assessment, or SPA, process on the overall design of our planned AURORA trial. The SPA agreement indicates that the FDA has determined that the proposed trial design is acceptable to support a future Biologics License Application, or BLA, for Descartes-08 in MG, subject to the ultimate outcome of the trial.
The complete trial design for AURORA is set forth below.
Descartes-08 for the Treatment of Myositis
Background Information About Myositis
Myositis is a rare set of pathogenic autoantibody-driven diseases characterized by inflammation and muscle weakness. Myositis symptoms can range from mild to life-threatening and symptoms often include muscle weakness, joint or muscle pain, fatigue, swelling, trouble breathing or swallowing, and arrhythmia. Myositis impacts approximately 80,000 people in the United States.
Next Steps
Based on strong mechanistic alignment with our existing clinical data in MG and SLE as well as the significant unmet need that remains, in November 2025 we announced the expansion of our development of Descartes-08 into myositis, specifically dermatomyositis and antisynthetase syndrome, a significantly underserved market with high unmet need. The FDA accepted our investigational new drug application, or IND, in December 2025 for a clinical trial design which provides a potential opportunity for a single pivotal trial. We expect to commence this trial in the first half of 2026.
Our randomized, double-blind, placebo-controlled Phase 2 trial in myositis is designed to assess Descartes-08 versus placebo (1:1 randomization) administered as six weekly outpatient infusions without preconditioning chemotherapy in up to 50 patients with moderate to severe multi-refractory dermatomyositis and antisynthetase syndrome. The primary endpoint is expected to assess safety and efficacy of Descartes-08 compared to placebo added to standard of care in participants with myositis at Week 24. We currently intend to conduct a blinded interim analysis through the Data Safety Monitoring Board, or DSMB, after ten patients are enrolled and reach the primary endpoint, at which point we may revise sample size assumptions to what could be necessary to support the trial becoming pivotal, pending FDA review.

The complete trial design for this trial is set forth below.
Descartes-08 for the Treatment of Juvenile Dermatomyositis
Background Information About Juvenile Dermatomyositis
Juvenile Dermatomyositis is a rare pediatric autoimmune disorder marked by pathognomonic skin rash and muscle inflammation affecting multiple organ systems including the joints, heart, lungs, kidneys, eyes, and gastrointestinal systems. The symptoms of JDM can range from mild to life-threatening and symptoms often include fatigue, joint pain, muscle weakness and fever. JDM impacts approximately 4,000 people in the United States.
Clinical Development
In December 2024, we filed an amendment to the IND for a pediatric basket trial including juvenile dermatomyositis, or JDM. The initiation of the Phase 2 pediatric basket trial was announced in January 2026. The FDA has also granted Descartes-08 Rare Pediatric Disease Designation for the treatment of JDM. The FDA grants Rare Pediatric Disease Designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 people in the United States. Under the FDA’s recently renewed Rare Pediatric Disease Designation and priority review voucher programs, if Descartes-08 is approved for marketing in JDM, Cartesian may qualify for a priority review voucher that can be redeemed to receive priority review of a subsequent marketing application for a different product candidate.
Descartes-08 for the Treatment of Systemic Lupus Erythematosus
Overview
In November 2025, we announced topline data from our Phase 2 trial in SLE, a chronic autoimmune disease that causes systemic inflammation which affects multiple organ systems. We also announced a pause in further development of Descartes-08 in SLE, including further enrollment in the Phase 2 trial, in order to prioritize opportunities in MG and myositis. Shortly thereafter we made a further decision to no longer pursue development of Descartes-08 in SLE. The Phase 2 trial in SLE remains ongoing for follow-up only.
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

Clinical Development
The Phase 2 open-label trial was designed to evaluate outpatient administration of Descartes-08 without preconditioning chemotherapy or integrating vectors for the treatment of patients with moderate or severe SLE refractory to immunosuppressant therapy. The primary outcome measure assesses safety and tolerability, with secondary outcome measures assessing preliminary efficacy.
The complete trial design is set forth below.
The tables below set forth the results of the Phase 2 trial.
Initial data from the Phase 2 trial reported significant reduction in disease activity following initial Descartes-08 treatment with 100% of participants who reached Month 3 follow-up (n=3) achieving Lupus Low Disease Activity State, or LLDAS, response, defined by specific criteria that indicate low disease activity, improved patient outcomes, and sustained symptom improvement. Disease remission reported as DORIS response was seen in 2 out of 3 participants at Month 3. DORIS is defined as the Definition of Response in SLE indicating a clinical SLE Disease Activity Index, or SLEDAI-2K score of 0 and physician global assessment, or PGA, of less than 0.5. We believe these results suggest that Descartes-08 may have clinical effect in the field of autoimmune disease broadly.

The tables below set forth the safety results from the Phase 2 trial.
In this trial, Descartes-08 continued to be observed as well-tolerated, supporting outpatient administration without the need for lymphodepleting chemotherapy. AEs reported were transient and mostly mild, with no AEs above Grade 2 or SAEs and notably, there were no cases of CRS and no cases of immune effector cell-associated neurotoxicity syndrome. Infusion-related fever and flu-like symptoms were the most common AEs, and all resolved within 24 hours. No hypogammaglobulinemia or decrease in vaccine titers were observed and immunoglobulin levels were consistent with measurements at baseline.
We believe observations of correlative biomarkers support application of Descartes-08 in multiple autoimmune diseases. In particular, we observed a statistically significant (p<0.01) decrease in proinflammatory cytokines associated with SLE pathogenesis (IL7, IL10, CCL20, ST1A1). Additionally, significant decreases were observed in plasmacytoid dendritic cells, or pDCs, three months after receiving Descartes-08 in both MG and SLE patients, which we believe supports the expansion into myositis, given myositis’ known pDC correlation.
Descartes-15
Descartes-15 is a next-generation, autologous anti-BCMA mRNA CAR-T. Using our proprietary technology and manufacturing platform, we designed Descartes-15 to be more resistant than Descartes-08 to recycling of the CAR upon multiple antigen exposures. We observed that Descartes-15 was 10-fold more potent than Descartes-08 in preclinical studies. In November 2025, we reported results from the Phase 1 dose escalation trial designed to assess safety and tolerability of outpatient administration of Descartes-15 in patients with multiple myeloma. In this trial, no significant AEs or dose-limiting toxicities were reported in any of the three participants. The only Descartes-15-related adverse event was a grade 2 hypotension occurring after the first two infusions. Despite favorable safety data observed in this trial, we have paused further development of Descartes-15 to prioritize opportunities for Descartes-08 in MG and myositis.
In-Vivo Development
Our current pipeline consists of autologous treatments for patients. However, there have been recent advancements within the in-vivo space. An in-vivo cell therapy treats disease by modifying a patient’s cells inside their body, rather than doing so via autologous means. In-vivo treatment options create an opportunity for more convenient dosing with less frequent procedures. As we advance our pipeline, we continue to evaluate the potential of enhanced delivery platforms for our cell therapies with multiple feasibility studies underway to explore the potential timing for optimizing in-vivo delivery of our assets currently in development.
Manufacturing
We have established wholly-owned internal manufacturing and research and development capabilities, designed to allow us to optimize processes rapidly in an iterative manner and maintain control over the critical components of the supply chain. Our main manufacturing facility is located in Frederick, Maryland, and operates under current good manufacturing practice, or cGMP. This facility has sufficient capacity to support current clinical needs and can potentially transition to support commercial manufacturing of our maturing pipeline of innovative cell therapies for the treatment of autoimmune diseases. We believe the Frederick facility has the potential to allow us to scale our wholly-owned, in-house cGMP manufacturing capabilities for late-stage clinical and commercial supply of our cell therapy product candidates, while continuing to maintain control over product quality and production.
We manufacture Descartes-08 in-house and are typically able to process and release lots for infusion within approximately three weeks. Our autologous cell therapy product candidates, including Descartes-08, are manufactured on a patient-by-patient basis. We have optimized our manufacturing processes through over 200 cGMP runs across all of our current and prior programs.
Intellectual Property
Our success depends in part on our ability to obtain, maintain, protect, defend and enforce proprietary rights for our product candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the proprietary rights of others, and in part on our ability to prevent others from infringing, misappropriating or violating our proprietary rights. A discussion of risks relating to intellectual property is provided under the section titled “Risk Factors—Risks Related to Our Intellectual Property.”
We intend to continue developing intellectual property, and we intend to aggressively protect our position in key technologies. Our patents are focused on several key technologies, including the use of our mRNA CAR-T technology and other developments in our mRNA cell therapy pipeline. As of December 31, 2025, we had seven issued patents worldwide, including three patents issued in the United States (U.S. Patent Nos. 10,934,337, 11,220,535, and 11,999,773) and four patents issued outside the United States (Japanese Patent No. 7,379,654, Canadian Patent No. 3,158,025, Israeli Patent No. 285909, and Korean Patent No. 102588292). Our issued patents and any patents issuing from our pending applications are set to expire on various dates ranging from 2040 to 2044. Additionally, as of December 31, 2025, we had 24 patent applications pending worldwide, including seven U.S. applications and seventeen applications in ex-U.S. jurisdictions. A patent granted from U.S. Patent Application No. 18/654,279 will expire on March 13, 2040, a patent granted from U.S. Patent Application No. 17/919,092 will expire on April 15, 2041, a patent granted from U.S. Patent Application No. 18/292,670 will expire on July 28, 2042, a patent granted from U.S. Patent Application No. 19/166,014 will expire on March 15, 2044, and a patent granted from U.S. Patent Application No. 19/166,759 will expire on March 20, 2044, excluding any potential patent term adjustments, patent term extensions, or terminal disclaimers. These U.S. patent applications are directed to compositions of matter, methods of use, and methods of manufacture. In addition, a patent granted on any of foreign patent applications EP 20773688.5, AU 2020241428, CA 3199205, CN 202080020956.1, IN 202117036675, KR 2023-7034215, and MX/a/2021/011196 will expire March 2040, a patent granted on European patent application 21789568.9 will expire April 2041, and a patent granted on any of foreign patent application EP 24775468.2, AU 2024240255, BR112025019788-6, CA 3286127, CN 202480031788.4, JP 2025-554182, KR 10-2025-7034765, MX/a/2025/010878, and SG 11202506142T will expire March 2044. All of these patent applications are composition-of-matter, methods-of-use, and/or methods-of-manufacture applications. There are also two pending U.S. provisional applications, and any patent ultimately claiming priority to one of these provisional applications will expire in or around 2046. In addition, as of December 31, 2025, we had two registered marks protecting our brand and prospective products both domestically and internationally. With respect to the legacy Selecta assets, as of December 31, 2025, we had (i) 294 issued patents worldwide, including 14 patents issued in the United States and 280 issued outside the United

States, set to expire on various dates in 2032 through 2040, (ii) 75 patent applications pending worldwide, including 13 U.S. applications and 62 applications outside the United States and (iii) two registered marks.
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
Sobi License Agreement
On June 11, 2020, we entered into a License and Development Agreement with Swedish Orphan Biovitrum AB (publ.), or Sobi, which was amended on October 31, 2023, or, as so amended, the Sobi License. Pursuant to the Sobi License, we granted Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize a drug candidate Nanoecapsulated Sirolimus plus Pegadricase, or NASP, formerly known as SEL-212, which is currently in development for the treatment of chronic refractory gout. Pursuant to the Sobi License, Sobi agreed to make milestone payments totaling up to $630.0 million to us upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of NASP, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Any proceeds received from milestone payments or royalties relating to the Sobi License would be required to be distributed to holders of CVRs, net of certain deductions.
The transactions contemplated by the Sobi License were consummated on July 28, 2020. Sobi may terminate the Sobi License for any reason upon 180 days’ written notice, whereby all rights granted under the Sobi License would revert back to us. In addition, if Sobi were to terminate the Sobi License, we have the option to obtain a license to all patents and know-how necessary to exploit NASP in existence as of the termination date from Sobi in return for making an equitable royalty payment to Sobi.
Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future. Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
The key competitive factors affecting the success of any other cell therapy product candidates that we develop, if approved, are likely to be their efficacy, durability of response, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.
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
Descartes-08 may compete with products of other companies in the MG market, including Amgen, Argenx SE, UCB S.A., Johnson & Johnson through its Janssen Pharmaceuticals, Inc. subsidiary, AstraZeneca PLC through its Alexion Pharmaceuticals, Inc. subsidiary, Kyverna Therapeutics, Inc. and Cabaletta Bio, Inc.
Other companies developing CAR-T therapies include large, fully integrated pharmaceutical companies such as Novartis AG, Gilead Sciences, Inc., through its Kite Pharma, Inc. subsidiary, Bristol-Myers Squibb Company, and biopharmaceutical companies such as Kyverna Therapeutics, Inc. and Cabaletta Bio, Inc.
Government Regulation
Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing.
We believe our cell therapy product candidates are subject to regulation in the United States as “biologics” or “biological products.” We expect to seek approval of Descartes-08 through a BLA reviewed by FDA’s Center for Biologics Evaluation and Research, or CBER.
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
•Phase 2. The biological product candidate is evaluated in a broader population to evaluate safety further and preliminarily evaluate the efficacy of the product for specific targeted diseases, and to determine the optimal dosing schedule.
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
Through the SPA process, a sponsor may seek agreement from the FDA on critical features of a proposed protocol for their adequacy to support marketing approval. In response to a request for an SPA agreement, the FDA issues a letter to the sponsor indicating its agreement or non-agreement with elements of the proposed protocol. An SPA agreement documents the FDA’s concurrence with the adequacy and acceptability of specific critical elements of the protocol design, and the FDA may not change an SPA agreement once the trial is underway unless the sponsor or applicant agrees in writing or the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the drug after the testing has begun. Even if the sponsor conducts the trial in accordance with an SPA agreement and the trial meets its endpoints with statistical significance, there is no guarantee that the FDA will accept or approve a marketing application. For example, the FDA could determine that the overall balance of risks and benefits for the product candidate is not adequate to support approval, or only justifies approval for a narrow set of clinical uses or approval with restricted distribution or other post-approval requirements or limitations. In January 2025, we received written agreement under the SPA process on overall design of the our planned Phase 3 AURORA trial for Descartes-08 in MG. The SPA agreement indicates that the FDA has determined that the proposed trial design is acceptable to support a future BLA for Descartes-08 in MG, subject to the ultimate outcome of the trial.
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
In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other application to market the “same drug” for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. The scope of any eventual orphan exclusivity relative to the orphan designation is the subject of ongoing litigation and as such is uncertain and may change. For example, under FDA regulations, a designated orphan product may not receive orphan exclusivity for a use that is broader than the indication for which it received orphan designation and FDA approval. However, in 2021, the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. v. Becerra adopted a broader interpretation of the scope of orphan exclusivity. The court in Catalyst held that orphan exclusivity blocks approval of another company’s application for the “same drug” for the “entire disease or condition” for which the drug is granted orphan designation, regardless of whether the product was approved only for a narrower use or indication. Similarly, in 2025, the U.S. District Court for the District of Columbia in Neurelis v. Brenner adopted the same reasoning as the court in Catalyst to reach the same conclusion. Although the FDA announced in January 2023 that it will not apply the Catalyst decision beyond the facts at issue in that case, neither a court of appeals nor FDA has addressed Neurelis and either Catalyst or Neurelis could serve as a precedent for future challenges to the FDA’s orphan product-related decisions.

Orphan exclusivity may be lost if the FDA later determines that the orphan designation request was materially defective or if the manufacturer is unable to ensure the availability of sufficient quantities of the drug to meet the needs of patients with the rare disease or condition, or if the manufacturer chooses to provide consent to FDA approval of other applications.
Descartes-08 has been granted Orphan Drug Designation for the treatment of MG.
Expedited Development and Review Programs
The FDA offers various programs, including the Fast Track program, Breakthrough Therapy designation, RMAT designation and the National Priority Voucher, or CNPV, program that are intended to expedite or facilitate the process for reviewing new biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request that the FDA designate the biologic as a Fast Track product at any time during the clinical development of the product.
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
Additionally, a product may be eligible for accelerated approval. The FDA may approve a product for a serious or life-threatening disease or condition based on a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product subject to accelerated approval perform adequate and well-controlled post-marketing clinical studies to confirm such benefit. The Food and Drug Omnibus Reform Act of 2022, or FDORA, added the failure to conduct post-approval studies with due diligence or to submit timely progress reports on such studies to the list of prohibited acts under the FD&C Act, which means that any such failures, whether they result from a sponsor’s actions or the actions of third-parties, could provide the basis for withdrawal of the product on an expedited basis or other enforcement actions. In addition, the FDA currently requires as a condition for accelerated approval that promotional materials be submitted prior to use, which could adversely impact the timing of the commercial launch of the product.
In addition, under the provisions of The Food and Drug Safety and Innovation Act, or FDASIA, Congress and the FDA established a Breakthrough Therapy Designation which is intended to expedite the development and review of products that treat serious or life-threatening diseases or conditions. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of Fast Track designation, as well as more intensive FDA interaction and guidance. Fast Track, priority review, accelerated approval, and breakthrough therapy designations do not change the standards for approval and may not necessarily expedite the development or approval process.
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
In 2025, the FDA also announced the opportunity for prescription drug and biological product companies to participate in the FDA Commissioner's CNPV pilot program. Companies selected for the CNPV program will be issued a voucher entitling the company to benefits including enhanced communications and rolling review to allow for a shortened review time. CNPV does not change the standards for approval and may not necessarily expedite the development or approval process.
Post-approval Requirements
Rigorous and extensive FDA regulation of biological products continues after approval. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products include record-keeping requirements, reporting of adverse effects and reporting updated safety and efficacy information.
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
To our knowledge, how the definition of “biosimilar” applies with regard to an mRNA-modified cell therapy has not been expressly stated in statute, regulation, or guidance, and has not been reviewed by a court. The regulatory pathway for a biosimilar to one of our products thus remains somewhat uncertain.
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
The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty. For example, the FDA had previously required comparative clinical studies to support a demonstration of biosimilarity if there is residual uncertainty about whether there are clinically meaningful differences between the reference product and the proposed product. However, in October 2025, the FDA issued a new draft guidance document that largely permits biosimilar applications without comparative efficacy studies, thus potentially increasing the risk of sooner biosimilar entry.
Government Regulation Outside of the United States
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in countries outside the United States prior to the commencement of clinical studies or marketing of the product in those countries.
The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical studies must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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
For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
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
•The IRA eliminated the so-called “donut hole” under Medicare Part D by requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. The IRA also significantly lowered the beneficiary maximum out-of-pocket cost under Medicare Part D.
•The IRA delays the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries
•The IRA directs the Centers for Medicare and Medicaid Services, or CMS, to engage in price-capped negotiation for certain Medicare Part B and Part D products. Specifically, the IRA’s Price Negotiation Program applies to high-expenditure single-source drugs and biologics that have been approved for at least seven or 11 years, respectively, among other negotiation selection criteria, beginning with 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The negotiated prices will be capped at a statutorily determined ceiling price. There are certain statutory exemptions from the IRA’s Price Negotiation Program, such as for a drug that has only orphan drug designations and is approved only for an indication or indications within the scope of such designation. The IRA’s Price Negotiation Program is currently the subject of legal challenges.
Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties and a potential excise tax. The IRA permits the Secretary of Health and Human Services, or the HHS Secretary, to implement many of the IRA’s provisions through guidance, as opposed to regulation, for the initial years. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices pharmaceutical manufacturers can charge and reimbursement pharmaceutical manufacturers can receive for approved products, among other effects.
The Trump Administration has issued Executive Orders relating to prescription drug pricing and letters to pharmaceutical manufacturers that direct drug manufacturers to, among other things, offer most favored nation, or MFN, pricing in Medicaid, offer MFN pricing for all newly launched drugs; repatriate increased revenue from abroad to lower drug prices in the United States, and implement direct-to-consumer and direct-to-business distribution of their products at MFN pricing. The Administration has warned that manufacturers that fail to make “significant progress” toward MFN pricing will face enumerated regulatory and enforcement consequences. In September 2025, the Trump Administration began announcing deals with specific manufacturers to address its MFN goals.

In addition, other legislative changes have been proposed and adopted in the United States. These include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will stay in effect through 2032 unless additional Congressional action is taken.
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
As of December 31, 2025, we had 75 full-time employees, 62 of whom are primarily engaged in research and development activities and 13 of whom are primarily engaged in corporate functions. 60% of our employees have at least one of a Masters, PhD, or MD degree. All employees reside and work in the United States and our employees are not represented by a labor union. We consider our employee relations to be strong and in good standing.
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
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public at the SEC’s website at http://www.sec.gov. We make available on our website at www.cartesiantherapeutics.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. Additionally, our Code of Business Conduct and Ethics is available on our website. The hyperlink to our website is included as an inactive textual reference only, and the information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.

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
•Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
•We have recorded a material amount of goodwill and indefinite-lived intangible assets in connection with the Merger. We have, and may in the future, record impairment charges, which would adversely impact our financial position and results of operations.
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
Risks Related to the Development of our Product Candidates
We develop our mRNA-based product candidates by leveraging our proprietary technology and our manufacturing platform, which is an unproven approach to the treatment of autoimmune disease. We may not be successful in our efforts to build a pipeline of product candidates and develop marketable drugs.
Our mRNA approach to develop product candidates for the treatment of autoimmune diseases is an unproven approach. Our most advanced product candidate, Descartes-08, is in Phase 3 clinical development. We have not demonstrated the ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial product, or arrange for a third-party to do so on our behalf, or conduct other sales and marketing activities necessary for successful product commercialization. We may have problems identifying new product candidates and applying our technologies to other areas. Even if we are successful in identifying new product candidates, they may not be suitable for clinical development, including as a result of manufacturing difficulties, harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
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
In addition, we cannot be certain as to what type and how many clinical trials the FDA will require us to conduct before we may gain regulatory approval to market any of our product candidates in the United States or other countries, if any. Prior to approving a new therapeutic product, the FDA generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. Although the FDA may provide comments regarding our development plan as part of an SPA agreement or otherwise, final determination for marketing application approval are made after a complete review of a marketing application and are based on the entirety of the data in the IND or BLA.
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
There exist several designations that we can apply for from the FDA and other regulators that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives, aid in our obtaining marketing approval as well as the potential for post-approval exclusivity for a period of time. These designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, CNPV, fast track status and priority review for our product candidates. For example, Descartes-08 has been granted Orphan Drug Designation and RMAT Designation by the FDA for the treatment of MG. Descartes-08 received Rare Pediatric Disease Designation by the FDA for the treatment of JDM. We expect to seek one or more of these designations for our other current and future product candidates. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates that do qualify for these designations will be granted such designations or that the FDA will not revoke a designation it grants at a later date, or that Congress will not change the law about a designation.
Further, there can be no assurance that any of our product candidates that are granted such designations, including Descartes-08, will ever benefit from such designations or that the FDA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. In particular, the scope of exclusivity afforded for mRNA-modified cell therapy products may not be well defined and may change. Further with respect to orphan drug status, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care.

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, top-line or preliminary data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available.
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
In November 2023, the FDA issued a statement that it is investigating serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous CAR-T cell immunotherapies. While the FDA noted that it currently believes that the overall benefits of these products continue to outweigh their potential risks for their approved uses, the FDA stated that it is investigating the identified risk of T-cell malignancy with serious outcomes, including hospitalization and death, and is evaluating the need for regulatory action. Further, in January 2024, the FDA announced it would require a so-called “boxed warning” be added to the prescribing information for all six then-currently approved CAR-T therapies. A boxed warning is the strongest safety labeling the FDA may require. However, because all currently approved CAR T-cell immunotherapies are in oncology indications, there can be no assurance that FDA will reach the same risk-benefit analysis in other indications. In June 2025, the FDA eliminated the REMS for currently approved BCMA- and CD19-directed autologous chimeric antigen receptor CAR T cell immunotherapies, but maintained the boxed warning and stated that the products would continue to be subject to safety monitoring through AE reporting and any post-marketing commitments or requirements.
While we believe our mRNA-based CAR-T product candidates may have a differentiated toxicity profile than currently approved DNA-based CAR-T therapies, there can be no assurance that the FDA would not treat Descartes-08 or any of our other product candidates similar to approved DNA-based CAR-T therapies, or decide a REMS is necessary to assure safe use. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.
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
Disruptions at the FDA and other agencies may also increase the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions, which would adversely affect our business. For example, the Trump Administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough or reduce the number of critical FDA and other government employees and stop critical activities. If funding for the FDA is reduced, FDA priorities change or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions which could have a material adverse effect on our business.
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
Except for the year ended December 31, 2022, we have incurred significant operating losses since our inception. We incurred a net loss of $130.3 million and $77.4 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $822.4 million. To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from collaboration and license arrangements and a credit facility. We currently have no source of product revenue, and we do not expect to generate product revenue for the foreseeable future. We expect to devote substantially all of our financial resources and efforts to developing our mRNA-based therapies for the treatment of autoimmune diseases, identifying potential product candidates and conducting preclinical studies and our clinical trials. We are in the early stages of clinical development of most of our product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
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
We believe that our existing cash, cash equivalents and restricted cash as of December 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
We have recorded a material amount of goodwill and indefinite-lived intangible assets in connection with the Merger. We have, and may in the future, record impairment charges, which would adversely impact our financial position and results of operations.
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
In addition, the determination as to whether our indefinite-lived intangible assets related to Descartes-08 are impaired is heavily dependent on the results of our ongoing clinical trials, as well as other factors, such as the potential market for Descartes-08, if approved. For example, during the year ended December 31, 2025, we recorded a $56.7 million impairment charge related to Descartes-08 in SLE, due to our announced pause in further development of Descartes-08 in SLE, following which we made a further decision that we would no longer pursue the development of Descartes-08 in SLE. See Note 3, “Goodwill and Indefinite-Lived Intangible Assets” to our consolidated financial statements included elsewhere in this Annual Report for more information.
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
We rely, and expect to continue to rely, on third-parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials, including our current and planned Phase 3 clinical trials of Descartes-08. We also expect to rely on other third-parties to store and distribute drug supplies for our clinical trials.
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
•state data privacy and price transparency laws, many of which differ from each other in significant ways and often are broader than and not preempted by HIPAA or the Sunshine Act, thus complicating compliance efforts; by way of example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context; and
•similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the EU (including health data); in addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU.
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
Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing and prosecuting patent applications in the United States and abroad related to our novel technologies and product candidates. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner or in all jurisdictions. As we reach the statutory deadlines for deciding whether and where to initiate prosecution in specific foreign jurisdictions by filing national stage applications based on our Patent Cooperation Treaty, or PCT, applications, we will have to decide whether and where to pursue patent protection for the various inventions claimed in our patent portfolio, and we will only have the opportunity to obtain patents in those jurisdictions where we pursue protection. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is possible that defects of form in the preparation, filing or prosecution of our patents or patent applications may exist, or may arise in the future, such as, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form, preparation filing or prosecution of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business. We also cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete and thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.
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
Moreover, other parties may have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications, and may have received or may receive patents that may overlap or conflict with our patent applications or patents, either by claiming similar methods or by claiming subject matter that could dominate our patent position. In addition, it may be some time before we understand how patent offices react to our patent claims and whether they identify prior art of relevance that we have not already considered.
Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in any owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we have licensed or may license patents were the first to make the inventions claimed or were the first to file. For these and other reasons, the issuance, scope, validity, enforceability and commercial value of our patent rights are subject to a level of uncertainty. Our pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.
We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or other patent office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third-parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, an adverse decision in an interference or a derivation proceeding can result in our inability to receive, or a a third party receiving, the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. The issuance, scope, validity, enforceability and commercial value of our patents are subject to a level of uncertainty.
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
In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although we require all of our employees to assign their inventions to us, and we require all of our employees, consultants, advisors and any other third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how, and other confidential information and technology will not be subject to unauthorized disclosure or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how, and other information and technology. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we are unable to prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could adversely affect our business and operations.
Any litigation to enforce or defend our patent rights or other intellectual property rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits we initiate, and the damages or other remedies awarded if we were to prevail may not be commercially meaningful. Even if we are successful, domestic or foreign litigation, or USPTO or foreign patent office proceedings, may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be adversely affected.
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
As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act America Invents Act, or the Leahy-Smith Act, included provisions that affect the way patent applications are prosecuted and may also affect patent litigation, including first-to-file provisions. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This requires us to be cognizant of the time from invention to filing of a patent application. Thus, for our U.S. patent applications containing a priority claim after March 16, 2013, the date such provisions became effective, there is a greater level of uncertainty in the patent law. Moreover, some of the patent applications in our portfolio will be subject to examination under the pre-Leahy-Smith Act law and regulations, while other patents applications in our portfolio will be subject to examination under the law and regulations, as amended by the Leahy-Smith Act. This introduces additional complexities into the prosecution and management of our portfolio.
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
Depending on these and other decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change or be interpreted in unpredictable ways that would weaken our ability to obtain new patents or to enforce any patents that have issued or may issue to us in the future. In addition, these events may adversely affect our ability to defend any patents that have issued or may issue in procedures in the USPTO or in courts.
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
Even if we are successful in such proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. There could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
Any of these risks coming to fruition could have a material adverse impact on our business.
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, and our issued patents covering our product candidates could be found invalid or unenforceable or could be interpreted narrowly if challenged in court.
Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. If we initiated legal proceedings against a third party to enforce a patent, if and when issued, covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent-eligible subject matter. Grounds for unenforceability assertions include allegations that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation or amendment of our patents including claimes in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Moreover, even if not found invalid or unenforceable, the claims of our patents could be construed narrowly or in a manner that does not cover the allegedly infringing technology in question. Such a loss of patent protection would have a material adverse impact on our business.
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
If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of that program, and our business and financial condition could suffer.
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
In addition, while it is our policy to require our employees, consultants, advisors and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our or other relevant assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third-parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Similarly, we may be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person’s obligations to a third-party, such as an employer, and thus, that the third-party has an ownership interest in the intellectual property arising out of work performed for us.
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
We will not seek to protect our intellectual property rights in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.
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
Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.
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
The application for patent term extension is subject to approval by the USPTO, in conjunction with the FDA. It may take at least several months to a few years to obtain approval of the application for patent term extension. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension, or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened, our competitors may obtain earlier approval of competing products and our ability to generate revenues could be materially adversely affected.
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
A variety of risks associated with winding down operations of our subsidiary in Russia or expanding operations internationally could adversely affect our business.
In addition to our U.S. operations, we maintain a wholly owned subsidiary in Russia, Selecta (RUS). We are in the process of winding down the operations of our subsidiary in Russia, but until that process is complete, we remain subject to risks associated with this subsidiary, or with any international operations, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, and risks associated with our compliance with evolving international sanctions, which could harm our business. We may also rely on collaborators to commercialize any approved product candidates outside of the United States. Doing business internationally involves a number of risks, including but not limited to:
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 67.1% of our outstanding voting stock as of December 31, 2025, assuming the conversion of all shares of all outstanding shares of Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or Series A Preferred Stock, and Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or Series B Preferred Stock, into common stock, or 59.7%, assuming no conversion of outstanding shares of Series A Preferred Stock and Series B Preferred Stock into common stock. As a result, if some or all of these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
On February 7, 2024, Justin Sloan, a purported stockholder of our Company, filed a putative class action on behalf of himself and similarly situated stockholders of the Company against our Company and members of our Board of Directors in the Court of Chancery of the State of Delaware, titled Sloan v. Barabe, et al., No. 2024-0105. The complaint alleged that the individual defendants breached their fiduciary duties by failing to disclose purportedly material information to our Company’s stockholders in our Preliminary Proxy Statement filed on January 31, 2024 in connection with the solicitation of stockholder approval of the Series A Conversion Proposal. The complaint sought a temporary injunction against the stockholder vote on the Series A Conversion Proposal, compensatory damages, pre-and post-judgment interest, and attorneys’ fees and costs. At a telephonic hearing on February 28, 2024, the Court denied the Plaintiff’s motion to expedite the proceedings, rejecting Plaintiff’s argument that the lawsuit raised colorable disclosure claims warranting expedited treatment. Additional similar lawsuits may be filed. This action was subsequently dismissed on March 13, 2024.
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
Our Chief Financial Officer has served as a biotechnology executive for over 20 years, whose responsibilities have included direct oversight of his companies’ cybersecurity risks. Our Senior Director, Head of IT has served as an Information Technology professional for over fifteen years and has held senior IT positions across several companies including a large pharmaceutical company.
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. Our Senior Director, Head of IT oversees the cybersecurity program through risk management, employee security training, and oversight and escalation of threat monitoring and incident response. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. In the event of a major security incident, we have established an escalation path for stakeholder notification and remediation efforts, and major incidents are immediately escalated to the Head of IT, Chief Financial Officer, and Chief Operations Officer. In 2024, an external partner conducted a robust cybersecurity assessment to evaluate our risk profile. We are leveraging these insights to strengthen our key defenses and continuously mature our security posture. We have implemented processes when evaluating third-party service providers, for example by reviewing available audit reports including the System and Organization Controls (SOC 2) reports and requesting disclosure of any previous cybersecurity events. We also perform quality audits of our regulated vendors, which includes an assessment of the vendor’s information technology system and associated controls.
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
Item 2. Properties
Our corporate headquarters are currently located at 7495 New Horizon Way, Frederick, Maryland and consists of over 35,000 total square feet of integrated manufacturing and office space under a lease that expires in June 2031. Additionally, we lease approximately 7,909 total square feet of office, laboratory, and manufacturing space in Gaithersburg, Maryland under a lease that expires in January 2027 and 32,294 total square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in May 2028.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is publicly traded on The Nasdaq Stock Market under the symbol “RNAC”.
Holders
As of February 28, 2026, there were 26,509,024 shares of our common stock outstanding held by approximately 102 holders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any of our equity securities during the quarter ended December 31, 2025.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
Not applicable.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto and other financial information included elsewhere in this Annual Report. In addition to historical information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a late clinical-stage biotechnology company pioneering cell therapy for the treatment of autoimmune diseases. We leverage our proprietary technology and manufacturing platform to introduce mRNA into cells to provide a therapeutic effect to patients suffering from a variety of autoimmune conditions. Unlike DNA, mRNA degrades naturally over time without integrating into the cell’s genetic material. Our cell therapies are designed to be dosed repeatedly like conventional drugs, administered in an outpatient setting, and given without pre-treatment chemotherapy, which is required with many conventional cell therapies.

Merger
On November 13, 2023, the Company (formerly known as Selecta) merged with the private Delaware corporation which, immediately prior to the Merger, was known as Cartesian Therapeutics, Inc., in accordance with the terms of the Merger Agreement, by and among Selecta, First Merger Sub, Second Merger Sub, and Old Cartesian. Pursuant to the Merger Agreement, First Merger Sub merged with and into Old Cartesian, pursuant to which Old Cartesian was the surviving corporation and became a wholly owned subsidiary of Selecta. Immediately following the First Merger, Old Cartesian merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity. In connection with the Second Merger, Old Cartesian changed its name to Cartesian Bio, LLC. In connection with the Merger and pursuant to the Merger Agreement, the Company changed its corporate name to Cartesian Therapeutics, Inc. See Note 4, “Merger” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information regarding the Merger.
Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants, collaboration and license arrangements and a credit facility. We do not have any products approved for sale and have not generated any product sales.
We incurred a net loss of $130.3 million and $77.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $822.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
•continue to advance Descartes-08 for MG through Phase 3 development;
•advance Descartes-08 for myositis into Phase 2 development;
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
We believe that our existing cash, cash equivalents, and restricted cash as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Components of our Results of Operations
Collaboration and license revenue
To date, we have not generated any revenue from product sales. Our revenue consists primarily of collaboration and license revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amounts of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For further descriptions of the agreements underlying our collaboration and license revenue, see Notes 2, “Summary of Significant Accounting Policies” and 15, “Collaboration and License Agreements” to our consolidated financial statements included elsewhere in this Annual Report.
Grant revenue
We generate grant revenue, which consists of funding received to perform specific research and development services under grant arrangements.
Research and development expenses
Our research and development expenses consist of internal and external research and development costs, which primarily include fees paid to contract research organizations, internal manufacturing- and quality-related expenses, process development costs, internal research and development expenses, as well as fees paid to contract manufacturing organizations. These costs are primarily associated with compensation expenses for our research and development employees, capital equipment and supplies for our process development and manufacturing process, and other related expenses. Our internal research and development employees as well as our indirect costs are shared across multiple development programs and are not solely dedicated to individual programs.
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
Impairment of indefinite-lived intangible and long-lived assets
Impairment of indefinite-lived intangible and long-lived assets consists of impairment charges on our intangible and long-lived assets.
Interest income
Interest income consists primarily of income earned on our cash, cash equivalents and marketable securities.
Gain on change in fair value of warrant liabilities
Common warrants classified as liabilities are remeasured quarterly at fair value with the change in fair value recognized as a component of earnings.
Loss on change in fair value of contingent value right liability
The contingent value right liability is remeasured quarterly at fair value with the change in fair value recognized as a component of earnings.
Loss on change in fair value of forward contract liabilities
The forward contract liabilities associated with the delayed issuance of the Series A Preferred Stock related to the Merger and 2023 Private Placement were remeasured upon settlement at fair value with the change in fair value recognized as a component of earnings. The Series A Preferred Stock forward contract liability was settled during the year ended December 31, 2024
Other (expense) income, net
Other (expense) income, net consists of non-operating income and non-operating expenses, including impairment charge on investment.
Income taxes
We provide deferred tax assets and liabilities for the expected future tax consequences of temporary differences between our financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more-likely-than-not be realized.
We determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more-likely-than-not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. We account for interest and penalties related to uncertain tax positions as part of its provision for income taxes. To date,we have not incurred interest and penalties related to uncertain tax positions.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Increase (Decrease)
	2025	2024
	(in thousands, except percentages)
Revenues:
Collaboration and license	$400	$38,275	$(37,875)	(99)%
Grant	2,397	638	1,759	NM
Total revenues	2,797	38,913	(36,116)	(93)%

Operating expenses:
Research and development	58,034	45,105	12,929	29%
General and administrative	31,468	30,126	1,342	4%
Impairment of indefinite-lived intangible and long-lived assets	56,700	7,579	49,121	NM
Total operating expenses	146,202	82,810	63,392	77%

Operating loss	(143,405)	(43,897)	(99,508)	NM

Other income (expense):
Interest income	6,579	7,386	(807)	(11)%
Gain on change in fair value of warrant liabilities	3,695	2,558	1,137	44%
Loss on change in fair value of contingent value right liability	(4,354)	(36,900)	32,546	(88)%
Loss on change in fair value of forward contract liabilities	—	(6,890)	6,890	(100)%
Other (expense) income, net	(2,010)	606	(2,616)	NM
Total other income (expense), net	3,910	(33,240)	37,150	(112)%

Loss before income taxes	(139,495)	(77,137)	(62,358)	81%
Income tax benefit (expense)	9,193	(287)	9,480	NM
Net loss	$(130,302)	$(77,424)	$(52,878)	68%

NM - Not meaningful
Collaboration and license revenue
During the year ended December 31, 2025, we recognized $0.4 million of collaboration and license revenue, compared to $38.3 million for the year ended December 31, 2024, a decrease of $37.9 million. The decrease was primarily due to revenue recognized under the Sobi License in the prior year, resulting from the $30.0 million unconstrained development milestone, coupled with recognition of the remaining deferred revenue under the License and Development Agreement, or the Astellas Agreement, with Audentes Therapeutics, Inc., or Astellas, upon notice of termination during the year ended December 31, 2024.
Grant revenue
During the year ended December 31, 2025, we recognized $2.4 million of grant revenue, compared to $0.6 million for the year ended December 31, 2024, an increase of $1.8 million. The increase was primarily due to increased expenses reimbursable under the grant from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health incurred during the year ended December 31, 2025, for which we received funding approval during the year ended December 31, 2024.

Research and development expenses
The following is a comparison of research and development expenses for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2025	2024
Legacy Selecta programs	$—	$6,150	$(6,150)	(100)%
Descartes-08 for MG	22,893	12,142	10,751	89%
Early stage programs	5,795	1,028	4,767	NM
Research and development employee expenses	16,826	11,952	4,874	41%
Research and development stock-based compensation expense	4,772	3,217	1,555	48%
Research and development facilities and other expenses	7,748	10,616	(2,868)	(27)%
Total research and development expenses	$58,034	$45,105	$12,929	29%

NM - Not meaningful
For the year ended December 31, 2025, our research and development expenses were $58.0 million, compared to $45.1 million for the year ended December 31, 2024, an increase of $12.9 million. The increase was primarily due to an increase in expenses for the development of Descartes-08 for MG, primarily related to the expenses for the ongoing Phase 3 AURORA trial, an increase in our research and development employee expenses and stock-based compensation expense due to headcount growth and manufacturing operations expenses. These increases were partially offset by a decrease in expenses for legacy Selecta programs, primarily related to decreased expenses for Xork as a result of the termination of the Astellas Agreement in the year ended December 31, 2024 and a decrease in facilities and other expense, primarily driven by the move of costs associated with our leased office and laboratory space at 65 Grove Street, Watertown, Massachusetts moved to general and administrative expenses for the year ended December 31, 2025.
General and administrative expenses
For the year ended December 31, 2025, our general and administrative expenses were $31.5 million, compared to $30.1 million for the year ended December 31, 2024, an increase of $1.4 million. The increase was primarily due to an increase in facility and office costs, primarily as the result of the move of costs associated with our leased office and laboratory space at 65 Grove Street, Watertown, Massachusetts from research and development costs to general and administrative expenses, coupled with an increase in stock-based compensation, primarily driven by executive awards, and an increase in consulting expenses. These increases were partially offset by a decrease in professional fees, driven primarily by lower legal and audit fees, coupled with decreases in patent costs due to a smaller body of intellectual property work, and a decrease in salaries and benefits, driven by the retention bonus expense in the prior year.
Impairment of indefinite-lived intangible and long-lived assets
During the year ended December 31, 2025, we recorded a non-cash impairment charge of $56.7 million related to our in-process research and development, or IPR&D, asset related to Descartes-08 for SLE. See Note 3, “Goodwill and Indefinite-Lived Intangible Assets” for more information. During the year ended December 31, 2024, we recorded an impairment charge to our long-lived assets of $7.6 million after evaluating the right-of-use assets and related furniture and fixtures upon our decision to cease use of our office and laboratory space at 65 Grove Street, Watertown, Massachusetts.
Interest income
Interest income for the year ended December 31, 2025 was $6.6 million, compared to $7.4 million for the year ended December 31, 2024, a decrease of $0.8 million. The decrease in interest income was due to lower investment balances and lower interest rates.
Gain on change in fair value of warrant liabilities
For the year ended December 31, 2025, we recognized $3.7 million gain on the change in the fair value of warrant liabilities, compared to $2.6 million gain for the year ended December 31, 2024, an increase of $1.1 million. Fair value of warrant liabilities was determined utilizing the Black-Scholes valuation methodology. The decrease in warrant value was primarily driven by a decrease in the per-share price of our common stock and the passage of time.

Loss on change in fair value of contingent value right liability
For the year ended December 31, 2025, we recognized a $4.4 million loss on the change in the fair value of contingent value right liability, compared to a loss of $36.9 million for the year ended December 31, 2024, a decrease of $32.5 million. The fair values of the contingent value right liability as of December 31, 2025 and 2024 were determined utilizing a Monte Carlo simulation model. The increase in the fair value of the contingent value right liability was primarily due to the passage of time, partially offset by changes in the anticipated amount and timing of future payments.
Loss on change in fair value of forward contract liabilities
For the year ended December 31, 2024, we recognized $6.9 million loss on the change in fair value of Series A Preferred Stock forward contract liabilities. The Series A Preferred Stock forward contract liability was settled during the year ended December 31, 2024.
Other (expense) income, net
During the year ended December 31, 2025, we recognized other expense, net of $2.0 million, compared to $0.6 million of other income, net for the year ended December 31, 2024, a change of $2.6 million. The change was primarily driven by a loss on impairment of an investment during the year ended December 31, 2025, coupled with sublease income in the year ended December 31, 2024. The terms of our subleases expired during the year ended December 31, 2024.
Income taxes
During the year ended December 31, 2025, we recognized a $9.2 million tax benefit primarily related to impairment of IPR&D during the year and corresponding deferred tax liability. During the year ended December 31, 2024, we recognized a deferred tax expense of $0.3 million relating to a change in state tax rate applied to the indefinite deferred tax liability.
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
Our cash, cash equivalents, and restricted cash were $126.9 million as of December 31, 2025, of which $1.7 million was restricted cash related to lease commitments.
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
Collaboration and License Agreements
In-licenses
In September 2023, we entered into the Biogen Agreement with Biogen to research, develop, make, use, offer, sell and import products or processes containing or using an engineering T-cell modified with an mRNA comprising, or encoding a protein comprising, certain sequences licensed under the Biogen Agreement for the prevention, treatment, palliation and management of autoimmune diseases and disorders, excluding cancers, neoplastic disorders, and paraneoplastic disorders. We are not obligated to pay Biogen any expenses, fees, or royalties. For further description of the Biogen Agreement, see Note 15, “Collaboration and License Agreements” to our consolidated financial statements included elsewhere in this Annual Report.
Effective September 2019, we entered into the NCI Agreement with NCI. Under the NCI Agreement, we were granted a license under certain NCI patents and patent applications designated in the agreement, to make, use, sell, offer and import products and processes within the scope of the patents and applications licensed under the NCI Agreement when developing and manufacturing anti-BCMA CAR-T cell products for the treatment of MG, pemphigus vulgaris, and immune thrombocytopenic purpura according to methods designated in the NCI Agreement. In connection with our entry into the NCI Agreement, we paid to NCI a one-time $0.1 million license royalty payment. Under the NCI Agreement, we are further required to pay NCI a low five-digit annual royalty. We must also pay earned royalties on net sales in a low single-digit percentage and pay up to $0.8 million in benchmark royalties upon our achievement of designated benchmarks that are based on the commercial development plan agreed between the parties. For further description of the NCI Agreement, see Note 15, “Collaboration and License Agreements” to our consolidated financial statements included elsewhere in this Annual Report.
In October 2021, we entered into an Exclusive License Agreement with Genovis AB (publ.), or Genovis, or the Genovis Agreement, and paid Genovis a $4.0 million one-time upfront payment. In February 2023, as a result of the sublicense of Xork, a bacterial IgG protease, to Astellas, we made a $4.0 million payment to Genovis. The Genovis Agreement was terminated effective September 13, 2024. For further description of the Genovis Agreement, see Note 15, “Collaboration and License Agreements” to our consolidated financial statements included elsewhere in this Annual Report.
Out-licenses
In January 2023, we entered into the Astellas Agreement with Astellas. Under this agreement, Astellas obtained the sole and exclusive right to commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product, with a current focus on AT845. In connection with entry into this agreement, we received a $10.0 million upfront payment and are eligible to receive $340.0 million for certain additional development and commercial milestones plus royalties on any potential commercial sales where Xork is used as a pre-treatment for AT845. As a result of the sublicense of Xork to Astellas, we made a $4.0 million payment to Genovis in February 2023. The Astellas Agreement was terminated effective June 6, 2024. For further description of the Astellas Agreement, see Note 13, “Revenue Arrangements” to our consolidated financial statements included elsewhere in this Annual Report. Amounts paid and remaining obligations with regard to the Xork product candidate not reimbursed by Astellas through the Astellas Agreement were subject to potential reimbursement through deductions to CVR distributions as described in Note 6, “Fair Value Measurements” to our consolidated financial statements included elsewhere in this Annual Report.
In June 2020, we entered into the Sobi License. Sobi paid us a one-time, upfront payment of $75.0 million, and upon the closing of a private placement of our common stock to Sobi at a price of $138.468 per share, we received an additional $25.0 million from Sobi. We are eligible to receive $630.0 million in milestone payments upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of NASP, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Sobi has agreed to fund the Phase 3 clinical program of NASP, which commenced in September 2020. In July 2022, we received $10.0 million for the completion of the enrollment of the DISSOLVE II trial. In July 2024, we received $30.0 million for the milestone associated with the initiation of a rolling biologics license application to the FDA for NASP for the potential treatment of chronic refractory gout by Sobi. Proceeds from milestone payments and royalties on sales of NASP, if any, are required to be distributed, net of certain agreed deductions, to holders of the CVRs. For further description of the Sobi License, see Note 13, “Revenue Arrangements” to our consolidated financial statements included elsewhere in this Annual Report.
Financings
On November 13, 2023, we entered into the 2023 Securities Purchase Agreement with (i) Timothy A. Springer, Ph.D., a member of our Board of Directors; (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Murat Kalayoglu, M.D., Ph.D., a co-founder and the former chief executive officer of Old Cartesian, who joined our Board of Directors effective immediately after the effective time of the Merger, providing for the 2023 Private Placement. In the 2023 Private Placement, we issued and sold an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million, of which 50,189.789 shares of Series A Preferred Stock were issued and sold in the year ended December 31, 2023 for gross proceeds of $20.25 million, and 99,140.326 shares of Series A Preferred Stock were issued and sold during the year ended December 31, 2024 for gross proceeds of $40.0 million.
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
On December 13, 2024, we and Leerink Partners entered into a Sales Agreement, or the Sales Agreement. Under the Sales Agreement, we may issue and sell shares of our common stock, from time to time, through Leerink Partners for aggregate gross sales proceeds of up to $100.0 million. During the years ended December 31, 2025 and 2024, we sold no shares of our common stock pursuant to the Sales Agreement.

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
As of December 31, 2025, we had an accumulated deficit of $822.4 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, and restricted cash as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates.
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

Cash Requirements due to Contractual Obligations and Other Commitments
We are under agreement to lease approximately 32,294 square feet of laboratory and office space in Watertown, Massachusetts through May 2028. Remaining lease payments from December 31, 2025 through the end of the lease term total approximately $6.8 million. Payments made and remaining obligations on this lease liability were subject to potential reimbursement through deductions to CVR distributions as described in Note 6 “Fair Value Measurements” to our consolidated financial statements included elsewhere in this Annual Report and were reimbursed in the March 2025 CVR distribution.
In November 2023, in connection with the Merger, we acquired two leases for office and laboratory space in Gaithersburg, Maryland, which expire in January 2027. Annualized rent is approximately $0.3 million and remaining lease payments from December 31, 2025 through the end of the lease term total approximately $0.4 million.
In February 2024, we entered into an agreement to lease approximately 19,199 square feet of integrated manufacturing and office space in Frederick, Maryland. In May 2024, we entered into an amendment to lease an additional approximately 7,842 square feet at the same site. In August 2024, we entered into a second amendment to lease an additional approximately 2,009 square feet at the same site. In March 2025, we entered into a third amendment to lease an additional approximately 6,439 square feet at the same site. The leases expire coterminously in June 2031. Annualized base rent under the leases is approximately $1.4 million and is subject to annual increases in accordance with the terms of the lease agreement. Remaining lease payments from December 31, 2025 through the end of the lease term total approximately $8.8 million.
We are also party to certain license and collaboration agreements with Biogen, NCI, and Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of December 31, 2025, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Payments made and remaining obligations on the license agreement with 3SBio are subject to potential reimbursement through deductions to CVR distributions as described in Note 6, “Fair Value Measurements” to our consolidated financial statements included elsewhere in this Annual Report.
Summary of Cash Flows

	Year Ended December 31,
(In thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$(73,941)	$(23,674)
Investing activities	(5,454)	(8,742)
Financing activities	(8,055)	168,428
Effect of exchange rate changes on cash	45	(21)
Net change in cash, cash equivalents, and restricted cash	$(87,405)	$135,991
Operating activities
Net cash used in operating activities for the year ended December 31, 2025 was $73.9 million compared to $23.7 million for the year ended December 31, 2024. The increase in net cash used in operating activities of $50.2 million was primarily due to $65.9 million of net loss, adjusted for non-cash items, and $8.0 million of cash used in changes in operating assets and liabilities during the year ended December 31, 2025 compared to $17.9 million of net loss, adjusted for non-cash items, and $5.8 million of cash provided by changes in operating assets and liabilities during the year ended December 31, 2024.
Investing activities
Net cash used in investing activities for the year ended December 31, 2025 was $5.5 million compared to net cash used in investing activities of $8.7 million for the year ended December 31, 2024, a decrease of $3.2 million. The net cash used in investing activities for the years ended December 31, 2025 and 2024 consisted primarily of purchases of property and equipment.
Financing activities
Net cash used in financing activities for the year ended December 31, 2025 was $8.1 million compared to net cash provided by financing activities of $168.4 million for the year ended December 31, 2024, a change of $176.5 million. The net cash used in financing activities for the year ended December 31, 2025 was primarily due to payment on the contingent value right liability. The net cash provided by financing activities for the year ended December 31, 2024 was primarily the result of proceeds of the 2024 Private Placement and the 2023 Private Placement.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements refer to Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report.
Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
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
Contingent Value Right Liability
The CVRs distributed pursuant to the terms of the CVR Agreement represent financial instruments that are accounted for under the fair value option election in ASC Topic 825, Financial Instruments (ASC 825). Under the fair value option election, the CVRs are initially measured at the aggregate estimated fair value of the CVRs and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the CVR liability was determined using a Monte Carlo simulation model as of December 31, 2025 and 2024 to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in fair value of the CVR liability are presented in the consolidated statements of operations and comprehensive loss. The liability value is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of success, expected volatility of future revenues, which represent a Level 3 measurement within the fair value hierarchy.
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
Collaboration and License Revenue
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
Licenses of Intellectual Property
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
Goodwill
Goodwill represents the amount of consideration paid in excess of the fair value of the identified net assets acquired as a result of our business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, certain assumptions that form the basis of forecasted results (e.g., revenue, discount rates and probability of clinical success) and other relevant events. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.
We evaluate goodwill for impairment at least annually on October 1, or the Assessment Date, and whenever facts and circumstances indicate that their carrying amounts may not be recoverable.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets consist of IPR&D. The fair values of IPR&D assets acquired in business combinations are capitalized. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.
Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We consider many factors in evaluating whether the value of our intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, our outlook and market performance of our industry and recent and forecasted financial performance.
We evaluate indefinite-lived intangible assets for impairment at least annually on the Assessment Date, and whenever facts and circumstances indicate that their carrying amounts may not be recoverable.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Our management assessed the effectiveness of our internal control over financial reporting as of the end of our fiscal year 2025 and has reviewed the results of this assessment with the Audit Committee of our Board of Directors. Management based its assessment on criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established for registrants that are non-accelerated filers.
Item 9B. Other Information
During the fiscal quarter ended December 31, 2025, no officer or director, as defined in Rule 16a-1(f) of the Exchange Act, informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K .
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated November 13, 2023, by and among Selecta Biosciences, Inc., Sakura Merger Sub I, Inc., Sakura Merger Sub II, LLC, and Cartesian Therapeutics, Inc.	8-K	001-37798	2.1	11/13/2023
3.1(a)	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated June 21, 2022	8-K	001-37798	3.1	6/21/2022
3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated November 13, 2023	8-K	001-37798	3.3	11/13/2023
3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Cartesian Therapeutics, Inc., dated March 28, 2024.	8-K	001-37798	3.2	3/28/2024
3.2	Amended and Restated By-laws of Cartesian Therapeutics, Inc.	8-K	001-37798	3.2	10/30/2025
4.1	Specimen Stock Certificate evidencing the shares of common stock	10-K	001-37798	4.1	3/13/2025
4.2	Form of Warrant to Purchase Shares of Series E Preferred Stock, dated December 31, 2015, issued by the Registrant to Oxford Finance LLC and Square One Bank, together with a schedule of warrant holders	S-1	333-211555	4.6	5/24/2016
4.3	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	4.1	8/6/2020
4.4	Registration Rights Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ), as amended on November 4, 2020	10-Q	001-37798	4.2	11/5/2020
4.5	Form of Warrant to Purchase Stock, dated August 31, 2020, issued by Selecta Biosciences, Inc. to Oxford Finance LLC and Silicon Valley Bank, together with a schedule of warrants.	8-K	001-37798	4.1	9/3/2020
4.6	Form of Common Stock Purchase Warrant, dated April 11, 2022	8-K	001-37798	4.1	4/6/2022
4.7	Form of Contingent Value Rights Agreement	8-K	001-37798	2.1	11/13/2023
4.8	Registration Rights Agreement, by and among Selecta Biosciences, Inc. and certain purchasers party thereto	8-K	001-37798	10.2	11/13/2023
4.9(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-37798	3.4	11/13/2023

4.9(b)	Certificate of Amendment to the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, dated March 26, 2024.	8-K	001-37798	3.1	3/28/2024
4.10	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock	8-K	001-37798	3.1	7/2/2024
4.11	Form of Registration Rights Agreement, dated as of July 2, 2024, by and among the Registrant and the Investors named therein.	8-K	001-37798	10.2	7/2/2024
4.12	Description of Securities	—	—	—	Filed herewith
10.1#	Amended and Restated 2016 Incentive Award Plan and form of award agreements thereunder	S-1	333-281204	10.1	8/2/2024
10.2#	2016 Employee Stock Purchase Plan	S-1/A	333-211555	10.3	6/8/2016
10.3#	Amended and Restated Cartesian Therapeutics, Inc. 2018 Employment Inducement Incentive Award Plan, and forms of award agreements thereunder	10-K	001-37798	10.3	3/13/2025
10.4#	Cartesian Therapeutics, Inc. 2016 Stock Incentive Plan, and forms of award agreements thereunder	S-8	333-276486	99.1	1/12/2024
10.5#	Non-Employee Director Compensation Program	10-K	001-37798	10.5	3/13/2025
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1	333-211555	10.5	5/24/2016
10.7†	Amended and Restated License Agreement, dated as of May 31, 2017, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	10-Q	001-37798	10.6	8/11/2017
10.8†	Manufacturing Services Agreement, dated as of August 1, 2014, by and between the Registrant and Shenyang Sunshine Pharmaceutical Co., Ltd.	S-1	333-211555	10.10	5/24/2016
10.9(a)	Lease Agreement by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated July 23, 2019	10-Q	001-37798	10.3	11/8/2019
10.9(b)	First Amendment to Lease by and between BRE-BMR Grove LLC and Selecta Biosciences, Inc. dated September 1, 2022	10-Q	001-37798	10.1	11/3/2022
10.10(a)†	Lease Agreement by and between 704 Quince Orchard Owner, LLC and Cartesian Therapeutics, Inc. dated May 11, 2018	10-K	001-37798	10.11(a)	3/7/2024
10.10(b)†	First Amendment to Lease Agreement by and between 704 Quince Orchard Owner, LLC and Cartesian Therapeutics, Inc. dated March 22, 2021	10-K	001-37798	10.11(b)	3/7/2024
10.10(c)†	Second Amendment to Lease Agreement by and between 704 Quince Orchard Owner, LLC and Cartesian Therapeutics, Inc. dated May 3, 2021	10-K	001-37798	10.11(c)	3/7/2024
10.11(a)†	Lease Agreement by and between 7495 RP, LLC and Cartesian Therapeutics, Inc. dated February 28, 2024	10-K	001-37798	10.12	3/7/2024
10.11(b)†	First Amendment to Lease Agreement by and between 7495 RP, LLC and the Registrant dated May 7, 2024	10-Q	001-37798	10.3(b)	5/8/2024
10.11(c)†	Second Amendment to Lease Agreement by and between 7495 RP, LLC and the Registrant dated August 30, 2024	10-Q	001-37798	10.1	11/7/2024
10.11(d)†	Third Amendment to Lease Agreement by and between 7495 RP, LLC and the Registrant dated March 13, 2025	10-Q	001-37798	10.1	5/8/2025
10.11(e)	Fourth Amendment to Lease Agreement by and between 7495 RP, LLC and the Registrant dated June 26, 2025	10-Q	001-37798	10.1	8/7/2025
10.12#	Employment Agreement, dated as of September 25, 2018, by and between the Registrant and Carsten Brunn, Ph.D.	8-K	001-37798	10.2	9/27/2018
10.13#	Employment Agreement, dated as of November 9, 2022, by and between the Registrant and Blaine Davis	10-K	001-37798	10.15	3/2/2023
10.14#	Employment Agreement, dates as of March 26, 2024, by and between the Registrant and Christopher Jewell, Ph.D.	8-K	001-37798	10.1	4/1/2024
10.15#	Employment Agreement, dates as of March 28, 2024, by and between the Registrant and Metin Kurtoglu, M.D., Ph.D.	8-K	001-37798	10.2	4/1/2024

10.16(a)†	License and Development Agreement, dated as of June 11, 2020, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-Q	001-37798	10.2	8/6/2020
10.16(b)†	Amendment No. 1 to License and Development Agreement, dated as of October 31, 2023, by and between the Registrant and Swedish Orphan Biovitrum AB (Publ)	10-K	001-37798	10.15(b)	3/7/2024
10.17†	Patent License Agreement, between Cartesian Therapeutics, Inc. and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute of the National Institutes of Health, dated September 16, 2019	10-K	001-37798	10.16	3/7/2024
10.18†	Patent License Agreement by and between Biogen MA, Inc. and Cartesian Therapeutics, Inc., dated September 8, 2023	10-K	001-37798	10.17	3/7/2024
10.19#	Form of Retention Bonus Letter	8-K	001-37798	10.3	11/13/2023
10.20	Securities Purchase Agreement, dated as of November 13, 2023, by and among Selecta Biosciences, Inc. and each purchaser identified on Annex A thereto	8-K	001-37798	10.1	11/13/2023
10.21	Sales Agreement, dated as of December 13, 2024, by and between the Registrant and Leerink Partners LLC	S-3	333-283803	1.2	12/13/2024
10.22#	Separation Agreement, dated as of October 20, 2025, by and between the Company and Christopher Jewell	—	—	—	Filed herewith
10.23#†	Separation Agreement, dated as of April 29, 2025, by and between the Company and Metin Kurtoglu	10-Q	001-37798	10.2	5/8/2025
19.1	Cartesian Therapeutics, Inc. Insider Trading Policy	—	—	—	Filed herewith
21.1	Subsidiaries of Cartesian Therapeutics, Inc.	—	—	—	Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
97	Cartesian Therapeutics, Inc. Compensation Clawback Policy	10-K	001-37798	97	3/7/2024
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

CARTESIAN THERAPEUTICS, INC.

Date: March 9, 2026	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President, Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carsten Brunn, Ph.D.	President, Chief Executive Officer and Chairman of the Board	March 9, 2026
Carsten Brunn, Ph.D.	(Principal Executive Officer)

/s/ Blaine Davis	Chief Financial Officer	March 9, 2026
Blaine Davis	(Principal Financial and Accounting Officer)

/s/ Patrick Zenner	Lead Independent Director	March 9, 2026
Patrick Zenner

/s/ Timothy C. Barabe	Director	March 9, 2026
Timothy C. Barabe

/s/ Adrian Bot	Director	March 9, 2026
Adrian Bot

/s/ Nishan de Silva, M.D.	Director	March 9, 2026
Nishan de Silva, M.D.

/s/ Murat Kalayoglu, M.D., Ph.D.	Director	March 9, 2026
Murat Kalayoglu, M.D., Ph.D.

/s/ Kemal Malik MBBS	Director	March 9, 2026
Kemal Malik, MBBS

/s/ Michael Singer, M.D., Ph.D.	Director	March 9, 2026
Michael Singer, M.D., Ph.D.

/s/ Timothy Springer, Ph.D.	Director	March 9, 2026
Timothy Springer, Ph.D.

Cartesian Therapeutics, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Cartesian Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cartesian Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of contingent value right
Description of the Matter
As of December 31, 2025, the Company recorded the contingent value right liability and the contingent value right liability, net of current portion of zero and $392.1 million, respectively. As described in Note 2, the Company estimates the fair value of the Contingent Value Right (“CVR”) using a Monte Carlo simulation to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Company’s License and Development Agreement with Swedish Orphan Biovitrum AB (publ.) as amended, net of deductions. Changes in the fair value of the liability are presented in the consolidated statements of operations and comprehensive loss. The liability value is calculated based on significant inputs that are not observable in the market such as estimated cash flows, estimated probabilities of success, and expected volatilities of revenues, which represent Level 3 measurements within the fair value hierarchy. For the year ended December 31, 2025, the Company recorded a loss on the change in the fair value of the contingent value right liability of $4.4 million.

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

Impairment of Goodwill and Indefinite-Lived Intangibles
Description of the Matter
As of December 31, 2025, the Company’s goodwill and indefinite-lived intangible asset balances were $48.2 million and $93.9 million, respectively. As disclosed in Note 2 of the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or circumstances indicate the fair value of the reporting unit or the intangible assets may be below its carrying value. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available. An impairment loss is recognized when the sum of projected discounted cash flows is less than the carrying value of the asset group. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the difference between the carrying value of the reporting unit and its fair value for goodwill, or the difference between the carrying value of the indefinite-lived intangible assets and its fair value for indefinite-lived intangible assets. During the year ended December 31, 2025, the Company recorded an impairment charge related to the Descartes-08 for SLE indefinite-lived intangible asset of $56.7 million.

Auditing management’s impairment tests of goodwill and indefinite-lived intangible assets was complex and judgmental due to the measurement uncertainty in determining the fair values of the reporting unit and indefinite-lived intangible assets. In particular, the fair value estimates of the reporting unit and indefinite-lived intangible assets were sensitive to changes in significant assumptions such as certain assumptions that form the basis of the forecasted results (e.g., revenue, discount rates, control premiums and probability of clinical success). These significant assumptions are especially challenging to audit as they are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair values of the reporting unit and indefinite-lived intangible assets, our audit procedures included, among others, evaluating the Company’s valuation methodology and significant assumptions used by management, and testing the completeness and accuracy of the underlying data supporting the significant assumptions mentioned above. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit and indefinite-lived intangible assets resulting from changes in the assumptions. We compared the significant assumptions used by management to current industry and economic trends. We utilized internal valuation specialists to assist in our evaluation of the Company's valuation methodologies and certain significant assumptions. In addition, for goodwill we also tested management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Boston, Massachusetts
March 9, 2026

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$125,139	$212,610
Accounts receivable	1,115	872
Prepaid expenses and other current assets	3,022	3,144
Total current assets	129,276	216,626

Property and equipment, net	12,185	9,912
Right-of-use assets, net	5,601	5,535
In-process research and development assets	93,900	150,600
Goodwill	48,163	48,163
Long-term restricted cash	1,735	1,669
Investment	—	2,000
Long-term prepaid expenses and other assets	5,551	518
Total assets	$296,411	$435,023

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,288	$288
Accrued expenses and other current liabilities	9,498	12,076
Lease liabilities	4,151	2,851
Contingent value right liability	—	7,761
Total current liabilities	14,937	22,976

Lease liabilities, net of current portion	8,525	11,133
Warrant liability	141	3,836
Contingent value right liability, net of current portion	392,100	387,739
Deferred tax liabilities, net	6,948	16,141
Total liabilities	422,651	441,825
Commitments and contingencies (Note 18)

Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 134,904.563 shares authorized as of December 31, 2025 and 2024; 120,790.402 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Series B Preferred Stock, $0.0001 par value; 437,927 shares authorized, issued and outstanding as of December 31, 2025 and 2024	—	—
Preferred stock, $0.0001 par value; 9,427,168.437 shares authorized as of December 31, 2025 and 2024; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized as of December 31, 2025 and 2024; 26,011,106 and 25,767,369 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3	3
Additional paid-in capital	700,706	689,887
Accumulated deficit	(822,373)	(692,071)
Accumulated other comprehensive loss	(4,576)	(4,621)
Total stockholders’ deficit	(126,240)	(6,802)
Total liabilities and stockholders’ deficit	$296,411	$435,023
The accompanying notes are an integral part of these consolidated financial statements.
F-5

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenues:
Collaboration and license	$400	$38,275
Grant	2,397	638
Total revenues	2,797	38,913

Operating expenses:
Research and development	58,034	45,105
General and administrative	31,468	30,126
Impairment of indefinite-lived intangible and long-lived assets	56,700	7,579
Total operating expenses	146,202	82,810

Operating loss	(143,405)	(43,897)

Other income (expense):
Interest income	6,579	7,386
Gain on change in fair value of warrant liabilities	3,695	2,558
Loss on change in fair value of contingent value right liability	(4,354)	(36,900)
Loss on change in fair value of forward contract liabilities	—	(6,890)
Other (expense) income, net	(2,010)	606
Total other income (expense), net	3,910	(33,240)

Loss before income taxes	(139,495)	(77,137)
Income tax benefit (expense)	9,193	(287)
Net loss	$(130,302)	$(77,424)

Other comprehensive income (loss):
Foreign currency translation adjustment	45	(21)
Total comprehensive loss	$(130,257)	$(77,445)

Net loss	$(130,302)	$(77,424)

Net loss per share allocable to common stockholders:
Basic	$(5.02)	$(4.48)
Diluted	$(5.02)	$(4.49)

Weighted-average common shares outstanding:
Basic	25,973,329	17,276,822
Diluted	25,973,329	17,357,943
The accompanying notes are an integral part of these consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit
(Amounts in thousands, except share data)

	Series A Preferred Stock		Options for Series A Preferred Stock	Series A Preferred Stock		Series B Preferred Stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ deficit
								Common stock
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	435,120.513	$296,851	$3,703	—	$—	—	$—	5,397,597	$1	$179,062	$(614,647)	$(4,600)	$(440,184)
Issuance of Series A Preferred Stock in connection with private placement and settlement of related forward contract	99,140.326	75,197	—	—	—	—	—	—	—	—	—	—	—
Transfer of Series A Preferred Stock and options for Series A Preferred Stock to permanent equity	(534,260.839)	(372,048)	(3,703)	534,260.839	—	—	—	—	—	375,751	—	—	375,751
Conversion of Series A Preferred Stock to common stock	—	—	—	(413,470.437)	—	—	—	13,782,324	2	(2)	—	—	—
Issuance of Series B Preferred Stock and common stock in connection with private placement, net of issuance costs of $5,585	—	—	—	—	—	2,937,903	—	3,563,247	—	124,438	—	—	124,438
Conversion of Series B Preferred Stock to common stock	—	—	—	—	—	(2,499,976)	—	2,499,976	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	458,544		1,179	—	—	1,179
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	65,681		2,877	—	—	2,877
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	6,582	—	—	6,582
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	—	—	—	—	—	(77,424)	—	(77,424)
Balance at December 31, 2024	—	$—	$—	120,790.402	$—	437,927	$—	25,767,369	$3	$689,887	$(692,071)	$(4,621)	$(6,802)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	90,444	—	298	—	—	298
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	153,293	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	—	—	—	—	—	10,521	—	—	10,521
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	45	45
Net loss	—	—	—	—	—	—	—	—	—	—	(130,302)	—	(130,302)
Balance at December 31, 2025	—	$—	$—	120,790.402	$—	437,927	$—	26,011,106	$3	$700,706	$(822,373)	$(4,576)	$(126,240)
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

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(130,302)	$(77,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,959	1,151
Non‑cash lease expense	778	2,437
Loss on disposal of property and equipment	—	273
Impairment of indefinite-lived intangible and long-lived assets	56,700	7,579
Stock‑based compensation expense	10,521	6,582
Gain on change in fair value of warrant liabilities	(3,695)	(2,558)
Loss on change in fair value of CVR liability	4,354	36,900
Loss on change in fair value of forward contract liabilities	—	6,890
Loss on impairment of investment	2,000	—
(Benefit) provision for deferred taxes	(9,193)	287
Changes in operating assets and liabilities:
Accounts receivable	(243)	4,998
Unbilled receivable	—	2,981
Prepaid expenses and other assets	(5,298)	1,747
Accounts payable	1,066	(2,927)
Deferred revenue	—	(5,849)
Accrued expenses and other liabilities	(3,588)	(6,741)
Net cash used in operating activities	(73,941)	(23,674)
Cash flows from investing activities
Purchases of property and equipment	(5,454)	(9,093)
Proceeds from the sale of property and equipment	—	351
Net cash used in investing activities	(5,454)	(8,742)
Cash flows from financing activities
Proceeds from issuance of Series A Preferred Stock, gross in private placement	—	40,000
Net proceeds from issuance of common stock and Series B Preferred Stock in private placement	—	124,438
Equity offering costs	(624)	(66)
Proceeds from exercise of common warrants	—	2,877
Proceeds from exercise of stock options	323	1,179
Distribution of Contingent Value Rights	(7,754)	—
Net cash (used in) provided by financing activities	(8,055)	168,428
Effect of exchange rate changes on cash	45	(21)
Net change in cash, cash equivalents, and restricted cash	(87,405)	135,991
Cash and cash equivalents at beginning of period	214,279	78,288
Cash and cash equivalents at end of period	$126,874	$214,279
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$18	$847
Equity offering costs in accrued liabilities	$30	$451
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$844	$5,246
The accompanying notes are an integral part of these consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of the Business
Cartesian Therapeutics, Inc., or the Company, (formerly known as Selecta Biosciences, Inc., or Selecta) was incorporated in Delaware on December 10, 2007, and is headquartered in Frederick, Maryland. The Company is a late clinical-stage biotechnology company pioneering cell therapy for the treatment of autoimmune diseases. The Company leverages its proprietary technology and manufacturing platform to introduce mRNA into cells to provide a therapeutic effect to patient suffering from a variety of autoimmune conditions. Unlike DNA, mRNA degrades naturally over time without integrating into the cell’s genetic material. Its cell therapies are designed to be dosed repeatedly like conventional drugs, administered in an outpatient setting and given without pre-treatment chemotherapy, which is required with many conventional cell therapies.
On November 13, 2023, the Company acquired, in accordance with the terms of the Agreement and Plan of Merger, or the Merger Agreement, the assets of the Delaware corporation which, immediately prior to the Merger (as defined below), was known as Cartesian Therapeutics, Inc., or Old Cartesian. The transaction was structured as a stock-for-stock transaction pursuant to which all of Old Cartesian’s outstanding shares of capital stock were exchanged based on a fixed exchange ratio for consideration of 224,099 shares of common stock, par value $0.0001 per share, of the Company, or the common stock, and 384,930.724 shares of the newly designated Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series A Preferred Stock, or the Merger. The Series A Preferred Stock is intended to have economic rights similar to the common stock, but with only limited voting rights. Additionally, the Company assumed all outstanding stock options of Old Cartesian. The common stock and Series A Preferred Stock related to the Merger were issued on December 5, 2023.
The Company’s Product Candidates
The Company aims to provide a personalized approach to treating patients that begins with the collection of a patient’s cells which is then used to manufacture the Company’s cell therapy product candidates. Once a patient’s cells have expanded in the Company’s process, mRNA is introduced to deliver a chimeric antigen receptor into the cell. Once the manufacturing process is complete, the product is sent back to the treating physician where they administer six weekly infusions of the Company’s cell therapy candidate to the patient. The Company’s product candidate is specifically designed to target and destroy the pathogenic, self-reactive cell that are the underlying cause of the autoimmune disease, with the goal of creating a precision immune reset for the patient.
Descartes-08, the Company’s lead cell therapy product candidate, is an autologous chimeric antigen receptor T-cell therapy, or CAR-T, product targeting B-cell maturation antigen, or BCMA, in clinical development for the treatment of generalized myasthenia gravis, or MG, and myositis, specifically, moderate to sever multi-refractory dermatomyositis and anti antisynthetase syndrome. In contrast to conventional DNA-based CAR T-cell therapies, the Company’s CAR-T administration is designed to not require preconditioning chemotherapy, to be administered in the outpatient setting and does not carry the risk of genomic integration associated with cancerous transformation. Descartes-08 has been granted Orphan Drug Designation and Regenerative Medicine Advanced Therapy Designation by the U.S. Food and Drug Administration, or FDA, for the treatment of MG, and Rare Pediatric Disease Designation for the treatment of juvenile dermatomyositis.
Liquidity and Management’s Plan
As of December 31, 2025, the Company had an accumulated deficit of $822.4 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization.
As of December 31, 2025, the Company’s cash, cash equivalents, and restricted cash were $126.9 million, of which $1.7 million was restricted cash related to lease commitments. The Company believes the cash, cash equivalents and restricted cash as of December 31, 2025 will enable it to fund its current planned operations for at least the next 12 months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private equity or debt financings or by establishing collaborations with other companies. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. Further, the liability associated with the Contingent Value Rights, or CVR, Agreement (as defined below) will be settled solely through cash flow received under the Company’s License and Development Agreement, or as so amended, the Sobi License, with Swedish Orphan Biovitrum AB (publ.), or Sobi, and any other Gross Proceeds (as defined in the CVR Agreement) net of certain agreed deductions. Under the CVR Agreement, 100% of all milestone payments, royalties and other amounts paid to the Company or controlled entities under the Sobi License, and any other Gross Proceeds will be distributed, net of specified deductions, to holders of the CVRs. There is no obligation to the Company to fund any amount related to the CVR liability. See Note 6, “Fair Value Measurements”.

If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates.
2. Summary of Significant Accounting Policies
Basis of presentation and consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Selecta (RUS), LLC, or Selecta (RUS), a Russian limited liability corporation, Selecta Biosciences Security Corporation, a Massachusetts securities corporation which the Company dissolved in December 2024, and Cartesian Bio, LLC, a Delaware limited liability company, which is a variable interest entity for which the Company is the primary beneficiary and have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification, or ASC and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB. All significant intercompany accounts and transactions have been eliminated.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers many factors in selecting appropriate financial accounting policies and controls, and bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: estimated fair value of the intangible assets acquired in connection with the Merger, estimated fair value of the CVRs, deferred income taxes, revenue recognition, estimated accrued research and development expenses, stock-based compensation expense, estimated fair value of the liability-classified warrants, and impairment of goodwill, indefinite-lived intangible assets and long-lived assets. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
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
The Company has also in the past invested in equity securities of a company whose securities are not publicly traded and where fair value is not readily available. This investment is recorded using cost minus impairment adjusted for changes in observable prices, depending on our ownership percentage and other factors that suggest the Company has a significant influence. The Company monitors this investment to evaluate whether any increase or decline in its value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions. This investment is included in investments in the consolidated balance sheets.
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

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are tested at the lowest level for which identifiable independent cash flows are available. An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. The Company did not recognize an impairment charge on its long-lived assets during the year ended December 31, 2025. The Company recognized an impairment charge on its right of use assets and related furniture and fixtures during the year ended December 31, 2024.
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
Collaboration and License Revenue
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

Licenses of Intellectual Property
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
Milestone Payments
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
Manufacturing Supply Services
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
Royalties
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

Net Income (Loss) Per Share
The Company applies the two-class method to compute basic and diluted net income (loss) per share attributable to common stockholders when it has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company’s Series A Preferred Stock, Series B Preferred Stock and 2022 Warrants, as defined below, participate in any dividends declared by the Company and are therefore considered to be participating securities. The participating securities are not required to participate in the losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method.
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potentially dilutive common shares. For purposes of this calculation, outstanding options to purchase common stock and Series A Preferred Stock, forward contracts to issue Series A Preferred Stock, restricted stock units, warrants to purchase common stock, contingently issuable shares, Series A Preferred Stock, and Series B Preferred Stock are considered potential dilutive common shares.
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
The Company evaluates goodwill for impairment at least annually on October 1, or the Assessment Date, and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the years ended December 31, 2025 and 2024, the Company determined that there was no impairment to goodwill.
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
The Company evaluates indefinite-lived intangible assets for impairment at least annually on the Assessment Date, and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. During the year ended December 31, 2025, the Company recorded a $56.7 million impairment related to its IPR&D asset related to Descartes-08 in systemic lupus erythematosus, or SLE. There was no impairment recorded for the year ended December 31, 2024. See Note 3, “Goodwill and Indefinite-Lived Intangible Assets” for more information.
Convertible Preferred Stock
The Company records its convertible preferred stock upon issuance at its fair value. The fair value includes the original issuance price, the settlement of any related forward contract, and is less issuance costs. The Company classifies its convertible preferred stock outside of stockholders’ deficit if the redemption of such shares is outside the Company’s control. For shares classified outside of stockholders’ deficit, the Company does not adjust the carrying value of its convertible preferred stock to redemption value until it is probable of becoming redeemable. As of December 31, 2025 and 2024, there were no conditions that could have required cash redemption of the convertible preferred stock and therefore, all convertible preferred stock were classified within stockholders’ deficit.
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
Variable Interest Entities
The Company evaluates its variable interests in variable interest entities, or VIEs, and consolidates VIEs when the Company is the primary beneficiary. The Company determines whether it is the primary beneficiary of a VIE based on its assessment of whether the Company possesses both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses that could be significant to the VIE or the right to receive benefits that could be significant to the VIE. The Company reevaluates the accounting for its VIEs upon the occurrence of events that could change the primary beneficiary conclusion. The Company determined that it was more likely than not that its investment in Cyrus was unrecoverable. Therefore, the Company recorded an impairment on its investment of $2.0 million during the year ended December 31, 2025. There was no impairment on investment during the year ended December 31, 2024. See Note 4, “Investment” for more details.
Contingent Value Right Liability
The CVRs distributed by the Company pursuant to the terms of the CVR Agreement (as defined below) represent financial instruments that are accounted for under the fair value option election in ASC Topic 825, Financial Instruments (ASC 825). Under the fair value option election, the CVRs are initially measured at the aggregate estimated fair value of the CVRs and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the CVR liability is determined using a Monte Carlo simulation method to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in fair value of the liability are presented in the consolidated statements of operations and comprehensive loss. The fair value of the liability is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of success and expected volatilities of revenues, which represent Level 3 measurements within the fair value hierarchy.
Forward Contract Liabilities
The Company accounts for contracts related to the future issuance of its common stock or convertible preferred stock as a liability if the underlying shares include a redemption feature that may require the Company to settle the instrument by transferring an asset. A forward contract liability is carried at fair value through the date the underlying shares are issued. Subsequent measurement of the fair value of a forward contract liability is based on the market price of the Company’s common stock, which represent Level 2 inputs within the fair value hierarchy as it’s based on observable market data. Changes in fair value of the liability are presented within change in fair value of forward contract liabilities in the consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements
Recently Adopted
In December 2023, the FASB, issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted the new standard during the year ended December 31, 2025 and the amendment has been applied prospectively. See Note 16, “Income Taxes” for additional information.
Not Yet Adopted
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.
3. Goodwill and Indefinite-Lived Intangible Assets
On November 13, 2023, the Company merged with Old Cartesian in accordance with the terms of the Merger Agreement. See Note 1, “Description of the Business” for more information. In connection with Merger, the Company recorded goodwill of approximately $48.2 million and total indefinite-lived intangible assets of $150.6 million, of which $93.9 million is related to Descartes-08 for MG and $56.7 million is related to Descartes-08 for SLE.
Indefinite-Lived Intangible Assets
The Company assesses its intangible assets, consisting of IPR&D related to Descartes-08 for MG and Decartes-08 for SLE, for impairment at least annually on the Assessment Date or whenever facts and circumstances indicate that their carrying amounts may not be recoverable. When testing IPR&D for impairment, the Company may assess qualitative factors for its IPR&D to determine whether it is more likely than not that the fair value of its indefinite-lived assets are less than its carrying amount. The qualitative assessment includes the Company’s consideration of relevant events and circumstances that would affect the Company’s indefinite-lived assets, including macroeconomic, industry and market conditions as well as the Company’s financial performance.
For the annual impairment review during the year ended December 31, 2025, the Company performed a qualitative assessment and determined a quantitative impairment test for both indefinite-lived assets was required, whereas only a qualitative assessment was performed during the year ended December 31, 2024.
As a part of the quantitative impairment test of the Company’s IPR&D assets as of the Assessment Date, an extensive valuation analysis was performed to determine the fair value of the Company’s IPR&D assets using a discounted cash flow approach. The estimates and assumptions used in the discounted cash flow approach are Level 3 inputs and primarily include, but are not limited to, projected revenue, the discount rate, control premiums and probability of success. Based on the analysis performed, the estimated fair value of the Company’s IPR&D assets exceeded their respective carrying value as of the Assessment Date and therefore, there was no impairment to IPR&D assets.
On November 13, 2025 the Company announced a pause in further development of Descartes-08 in SLE, following which it made a further decision that it would no longer pursue the development of Descartes-08 in SLE, or the Triggering Event. As the result of the Triggering Event, the Company re-evaluated its IPR&D asset related to Descartes-08 for SLE. Following this assessment, the Company found that the related IPR&D asset was fully impaired. Therefore, the Company recorded a $56.7 million impairment charge to the IPR&D asset related to Decartes-08 for SLE within “Impairment of indefinite-lived intangible and long-lived assets” in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025. The Triggering Event had no impact on Descartes-08 for MG and therefore no impairment with respect to Descartes-08 in MG was recorded. There were no impairments recorded during the year ended December 31, 2024.

Goodwill
The Company assesses its goodwill for impairment at the reporting unit level at least annually on the Assessment Date and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. When testing goodwill for impairment, the Company may assess qualitative factors for its reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform the quantitative goodwill impairment test.
As a part of the quantitative impairment test of the Company’s goodwill as of the Assessment Date, an extensive valuation analysis was performed to determine the fair value of the Company’s reporting unit using a discounted cash flow approach. The estimates and assumptions used in the discounted cash flow approach are Level 3 inputs and primarily include, but are not limited to, projected revenue, the discount rate, control premiums and probability of success. Based on the analysis performed, the estimated fair value of the Company’s reporting unit exceeded the carrying value as of the Assessment Date, and therefore, there was no impairment to goodwill.
As the result of Triggering Event described above, the Company re-evaluated its goodwill for impairment. The Company used the same valuation approach used as of the Assessment Date, with changes made to estimates and assumptions based on the new facts and circumstances as of the Triggering Event. Based on the analysis performed, the estimated fair value of the Company’s reporting unit exceeded the carrying value, and therefore, there was no impairment to goodwill.
There were no changes to the carrying value of the Company’s goodwill during the years ended December 31, 2025 and 2024.
4. Investment
In 2021, the Company and Cyrus Biotechnology, Inc., or Cyrus, entered into a stock purchase agreement, or the Series B Preferred Stock Purchase Agreement. Pursuant to the Series B Preferred Stock Purchase Agreement, the Company purchased 2,326,934 shares of Cyrus’ Series B Preferred Stock, par value $0.0001 per share, at a purchase price of $0.8595 per share, for $2.0 million.
In accordance with ASC 810, the Company has a variable interest in Cyrus resulting from its equity investment. The Company will share in Cyrus’ expected losses or receive a portion of its expected returns and absorb the variability associated with changes in the entity’s net assets. However, the Company is not the primary beneficiary as it does not have the power to direct the activities most significant to Cyrus, and therefore it is not required to consolidate Cyrus. The Company recognized the $2.0 million investment of Cyrus’ Series B Preferred Stock at cost on the purchase date. The Company has not provided financing to Cyrus other than the amount contractually required by the Series B Preferred Stock Purchase Agreement.
The Company evaluates its investment for impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may be impaired. If a decline in value of the investment is determined to be other than temporary, an impairment loss is recognized in other (expense) income, net in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2025, the Company determined that it was more likely than not that its investment in Cyrus was unrecoverable. Therefore, the Company recorded an impairment on its investment of $2.0 million and there is no carrying value as of December 31, 2025.
5. Net Loss Per Share Allocable to Common Stockholders
The Company reported a net loss for the years ended December 31, 2025 and 2024. The Company used the treasury stock method to determine the number of dilutive shares for the year ended December 31, 2024. The following table sets forth the computation of basic and diluted net loss per share allocable to common stockholders (in thousands, except share and per-share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss allocable to shares of common stock - basic	(130,302)	(77,424)
Less: Change in fair value of forward contract liability settled in February 2024	—	(446)
Net loss allocable to shares of common stock - diluted	$(130,302)	$(77,870)
Denominator:
Weighted-average common shares outstanding - basic	25,973,329	17,276,822
Plus: Dilutive effect of forward contract liability settled in February 2024	—	81,121
Weighted-average common shares outstanding - diluted	25,973,329	17,357,943
Net loss per share:
Basic	$(5.02)	$(4.48)
Diluted	$(5.02)	$(4.49)
The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net loss per share allocable to common stockholders for all periods presented, as the effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024
Common stock options and restricted stock units	2,993,745	2,150,273
Warrants to purchase common stock	692,272	692,523
Series A Preferred Stock	4,026,346	4,026,346
Series B Preferred Stock	437,927	437,927
Total	8,150,290	7,307,069
6. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$122,724	$122,724	$—	$—
Total	$122,724	$122,724	$—	$—

Liabilities:
Warrant liability	$141	$—	$—	$141
Contingent value right liability	392,100	—	—	392,100
Total	$392,241	$—	$—	$392,241

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$39,088	$39,088	$—	$—
Total	$39,088	$39,088	$—	$—

Liabilities:
Warrant liability	$3,836	$—	$—	$3,836
Contingent value right liability	395,500	—	—	395,500
Total	$399,336	$—	$—	$399,336

There were no transfers within the fair value hierarchy during the years ended December 31, 2025 and 2024.
Cash, Cash Equivalents, and Restricted Cash
As of December 31, 2025 and 2024, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of December 31, 2025, the Company had restricted cash balances relating to secured letters of credit in connection with its real estate leases (see Note 9, “Leases”). The Company’s consolidated statement of cash flows includes the following as of December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Cash and cash equivalents	$125,139	$212,610
Long-term restricted cash	1,735	1,669
Total cash, cash equivalents, and restricted cash	$126,874	$214,279
Warrants to Purchase Common Stock
In December 2019, the Company issued warrants to purchase common stock in connection with a private placement, or the 2019 Warrants. The outstanding 2019 Warrants expired on December 23, 2024 in accordance with their terms. Pursuant to the terms of the 2019 Warrants, the Company could have been required to settle the 2019 Warrants in cash in the event of certain acquisitions of the Company and, as a result, the 2019 Warrants were required to be measured at fair value and reported as a liability on the balance sheet. On December 20, 2022, the Company amended the terms of the outstanding 2019 Warrants held by certain members of the Board of Directors, or the Amended 2019 Warrants, to remove the cash settlement provision. As a result, the Amended 2019 Warrants were remeasured at fair value on December 20, 2022 and reclassified from a liability to equity on the balance sheet. See Note 11, “Equity” for further discussion on the equity-classified Amended 2019 Warrants.
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
The Company recorded the fair value of the 2019 Warrants and the 2022 Warrants upon issuance using the Black-Scholes valuation model and is required to revalue the 2019 Warrants and the 2022 Warrants at each reporting date, with any changes in fair value recorded in the consolidated statements of operations and comprehensive loss. The valuations of the 2019 Warrants and the 2022 Warrants are classified as Level 3 of the fair value hierarchy due to the need to use assumptions in the valuations that are both significant to the fair value measurement and unobservable, including the stock price volatility and the expected life of the 2019 Warrants and the 2022 Warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The changes in the fair values of the warrants are reflected in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024.
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

The 2019 Warrants expired on December 23, 2024 and therefore, there were no 2019 Warrants outstanding as of December 31, 2025 or 2024.
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

	December 31,
	2025	2024
Risk-free interest rate	3.48%	4.25%
Dividend yield	—	—
Expected life (in years)	1.28	2.28
Expected volatility	87.36%	92.92%
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liability (see Note 11, “Equity”), for the year ended December 31, 2025 (in thousands):

Warrant liability
Fair value as of December 31, 2024	$3,836
Change in fair value	(3,695)
Fair value as of December 31, 2025	$141
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
Each CVR entitles its holder to distributions of the following, pro-rated on a per-CVR basis, during the period ending on the date on which the Royalty Term (as defined in the Sobi License) ends, or the Termination Date:
•100% of all milestone payments, royalties and other amounts paid to the Company or its controlled affiliates, or the Company Entities, under the Sobi License or, following certain terminations of the Sobi License, any agreement a Company Entity enters into that provides for the development and commercialization of Nanoecapsulated Sirolimus plus Pegadricase, or NASP, formerly known as SEL-212; and
•100% of all cash consideration and the actual liquidation value of any and all non-cash consideration of any kind that is paid to or is actually received by any Company Entity prior to the Termination Date pursuant to an agreement relating to a sale, license, transfer or other disposition of any transferable asset of the Company existing as of immediately prior to the Merger, other than those exclusively licensed under the Sobi License or which the Company Entities are required to continue to own in order to comply with the Sobi License.
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
The CVRs represent financial instruments that are accounted for under the fair value option election in ASC 825. Under the fair value option election, the CVRs were initially measured at the aggregate estimated fair value of the CVRs and will be subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The liability was recorded at the date of approval, November 13, 2023, as a dividend. The estimated fair value of the CVR liability was determined using a Monte Carlo simulation model as of December 31, 2025 and 2024 to estimate future cash flows associated with the legacy assets, including the expected milestone and royalty payments under the Sobi License, net of deductions. Changes in fair value of the CVR liability are presented in the consolidated statements of operations and comprehensive loss. The fair value of the liability is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of success, and expected volatility of future revenues, which represent Level 3 measurements within the fair value hierarchy. The significant inputs used to estimate the fair value of the CVR liability, which represented a financial instrument being accounted for under the fair value option, were as follows:

	December 31,
	2025	2024
Estimated cash flow dates	2026 - 2037	2025 - 2038
Estimated probability of success	95.0% - 100.0%	95.0% - 100.0%
Expected volatility of future revenues	23.0%	22.0%
The following table reflects a roll-forward of fair value for the Company’s Level 3 CVR liability for the year ended December 31, 2025 (in thousands):

CVR liability
Fair value as of December 31, 2024	$395,500
Distributions	(7,754)
Change in fair value	4,354
Fair value as of December 31, 2025	$392,100
Forward Contract Liabilities
The Company entered into a contract for the issuance of 149,330.115 shares of Series A Preferred Stock as part of the 2023 Private Placement which was settled in multiple tranches. The Company determined the obligation to issue 148,710.488 shares of Series A Preferred Stock to Timothy A. Springer, Ph.D., a member of the Company’s Board of Directors, and TAS Partners LLC, an affiliate of Dr. Springer, represented a forward contract. See Note 10, “Convertible Preferred Stock.” The initial fair value of the forward contract liability on November 13, 2023 was insignificant as the fair value of the underlying Series A Preferred Stock was equal to the purchase price of the Series A Preferred Stock as agreed upon in the 2023 Private Placement. Subsequent measurement of the fair value of the forward contract liability was based on the market price of the Company’s common stock, which represented the redemption and conversion value of the Series A Preferred Stock, less the purchase price, on an as-converted basis. The non-cash settlement of a portion of the liability occurred on December 13, 2023 with the issuance of the first tranche of the Series A Preferred Stock for $14.8 million. The non-cash settlement of the remaining second and third tranches occurred on January 12, 2024 and February 11, 2024, respectively, for a total of $35.2 million.
7. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$8,419	$7,295
Computer equipment and software	417	415
Leasehold improvements	4,177	3,427
Furniture and fixtures	269	268
Office equipment	170	169
Construction in process	3,466	695
Total property and equipment	16,918	12,269
Less: Accumulated depreciation	(4,733)	(2,357)
Property and equipment, net	$12,185	$9,912

See Note 9, “Leases” for details regarding the impairment loss the Company recognized for certain furniture and fixtures during the year ended December 31, 2024.
Depreciation expense was $2.4 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.
8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Payroll and employee related expenses	$3,985	$3,534
Collaboration and licensing	320	55
Accrued patent fees	205	813
Accrued research and development costs	2,521	2,987
Accrued professional and consulting services	2,059	3,674
Property and equipment	18	782
Other	390	231
Accrued expenses	$9,498	$12,076
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
On March 13, 2025, the Company and the Landlord entered into the third amendment to the Frederick Lease Agreement, or the Third Frederick Lease Agreement Amendment, providing for the expansion of the premises leased pursuant to the Frederick Lease Agreement, First Fredrick Lease Agreement Amendment and Second Fredrick Lease Agreement Amendment by approximately 6,439 square feet. In connection with the expansion of the leased premises, the Company is obligated to pay $0.2 million in additional annual base rent for the first year of the term, which is subject to an annual upward adjustment of 3% of the then-current rental rate, as well as its share of operating costs and taxes. The lease commenced on November 1, 2025, which was the date the Landlord delivered full possession of the premises to the Company and will be coterminous with the Frederick Lease Agreement.
The Company assessed the classification of the lease at the commencement date and concluded it should be accounted for as an operating lease. The Company recorded a lease liability and right-of-use asset each of $0.8 million on the commencement date. The discount rate of 14% was determined based on the Company’s incremental borrowing rate adjusted for the lease term.
The Company secured a letter of credit from Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), or SVB, for $0.3 million for the Frederick Lease Agreement, the First Frederick Lease Agreement Amendment, the Second Frederick Lease Agreement Amendment and the Third Frederick Lease Agreement Amendment which is recognized as long-term restricted cash as of December 31, 2025, and 2024 and renews automatically each year.
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
In May 2023, the Company received notice from BRE-BMR Grove LLC that the requirements to reduce the amount of the letter of credit for the Watertown Lease Agreement had been met. In connection therewith, in June 2023, the Company secured a letter of credit from JPMorgan Chase Bank, N.A. for $1.4 million, which is recognized as long-term restricted cash as of December 31, 2025 and 2024, and renews automatically each year.
On October 31, 2023, in connection with entering into Amendment No. 1 to the License and Development Agreement with Sobi as described in Note 13 “Revenue Arrangements,” the Company entered into a sublease agreement with Sobi to sublease approximately 5,600 square feet of space currently rented by the Company at 65 Grove Street, Watertown, Massachusetts for which Sobi paid $1.0 million upfront rental payment. The sublease commenced on November 6, 2023, when the Company, Sobi, and BRE-BMR Grove LLC, executed a Consent to Sublease. The term of the sublease expired on November 5, 2024 with no option to extend the sublease term.
As a result of the expiration of the sublease to Sobi in November 2024 and the Company’s decision to cease use of its office and laboratory space at 65 Grove Street, Watertown, Massachusetts, the Company assessed the right-of-use assets and related furniture and fixtures associated with the Watertown Lease Agreement and Watertown Lease Agreement Amendment for impairment. The carrying value of each asset group was compared against the future net undiscounted cash flows projected to be generated over the remaining lease terms. These projections included management's estimates of cash inflows from potential sublease income. The carrying amount of the asset groups was found to be unrecoverable, thus the Company assessed the fair value of each asset group. The fair value was determined using the income approach, whereby the Company discounted the estimated net cash flows using a rate commensurate with the Company’s estimated incremental borrowing rate. As a result of this assessment, which included unrecoverable operating and maintenance costs, the Company determined that each asset group was fully impaired. As such, an impairment charge of $7.6 million was recognized during the year ended December 31, 2024 within “Impairment of indefinite-lived intangible and long-lived assets” in the consolidated statements of operations and comprehensive loss, $7.4 million of which related to the right-of-use assets and $0.2 million related to property and equipment.
704 Quince Orchard Road Leases
In connection with the Merger, the Company acquired two operating leases for office and laboratory space in Gaithersburg, Maryland. The leases expire in January 2027 and do not contain any renewal rights. The discount rate of 11.5% was determined based on the Company’s incremental borrowing rate adjusted for the lease term.

Rent expense for the years ended December 31, 2025 and 2024 was $4.2 million and $5.5 million, respectively.
For the years ended December 31, 2025 and 2024, the components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$2,287	$3,856
Variable lease cost	1,724	1,609
Short-term lease cost	221	28
Less sublease income	—	(1,099)
Total lease cost	$4,232	$4,394
The maturity of the Company’s operating lease liabilities as of December 31, 2025 were as follows (in thousands):

December 31, 2025
2026	$4,740
2027	4,554
2028	2,529
2029	1,630
2030	1,679
Thereafter	852
Total future minimum lease payments	15,984
Less: Imputed interest	(3,308)
Total operating lease liabilities	$12,676
The supplemental disclosure for the statement of cash flows related to operating leases were as follows (in thousands):

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	$3,662	$3,559

Other than the initial recording of the right-of-use assets and lease liabilities for the Third Fredrick Lease Amendment during year ended December 31, 2025, and the Frederick Lease Agreement, First Frederick Lease Agreement Amendment, the Second Frederick Lease Agreement Amendment and impairment on the right-of-use assets for the Watertown Lease Agreement and Watertown Lease Agreement Amendment during the year ended December 31, 2024, which were non-cash, the changes in the Company’s right-of-use assets and lease liabilities for the years ended December 31, 2025 and 2024 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
The following summarizes additional information related to the Company’s operating leases:

	December 31,
	2025	2024
Weighted-average remaining lease term	3.9 years	4.5 years
Weighted-average discount rate	12.1%	11.7%
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
Additionally, on July 2, 2024, the Company entered into a securities purchase agreement, or the 2024 Securities Purchase Agreement, for a private investment in public equity financing, or the 2024 Private Placement, which provided for the issuance of 3,563,247 shares of common stock and 2,937,903 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series B Preferred Stock, each at a purchase price of $20.00 per share to certain institutional and accredited investors, or the Purchasers. The Purchasers included (i) Timothy A. Springer, Ph.D., a member of the Company’s Board of Directors; (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Chafen Lu, Ph.D., Dr. Springer’s wife. Pursuant to the 2024 Securities Purchase Agreement, the Company agreed to issue and sell an aggregate of 3,563,247 shares of common stock and 2,937,903 shares of Series B Preferred Stock for an aggregate purchase price of $130.0 million in the 2024 Private Placement. Each share of Series B Preferred Stock is convertible into one share of the Company’s common stock subject to stockholder approval of a proposal to issue such shares of common stock upon conversion of such shares of Series B Preferred Stock in accordance with the Listing Rules of the Nasdaq Stock Market LLC, or the Series B Conversion Proposal.
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

The Series B Preferred Stock has the following rights and preferences:
•Conversion: Prior to the stockholder approval of the Series B Conversion Proposal the Series B Preferred Stock were not convertible into shares of common stock. Following the stockholder approval of the Series B Conversion Proposal, each share of Series B Preferred Stock automatically converted into one share of common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 0.0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion; provided, however, that such beneficial ownership limitation does not apply to Dr. Springer, TAS Partners LLC, or any of their respective affiliates. Each share of Series B Preferred Stock outstanding that was not automatically converted into common stock as a result of the stockholder approval of the Series B Conversion Proposal shall be convertible at any time at the option of the holder following stockholder approval of the Series B Conversion Proposal, only to the extent the beneficial ownership limitation does not apply to the shares of Series B Preferred Stock to be converted.
•Redemption: The Series B Preferred Stock is not redeemable.
•Dividends: Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock on an as-converted basis (without regard to the beneficial ownership limitation) equal to the dividends paid on shares of the common stock.
•Voting: Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the Series B Certificate of Designation, or (c) amend the Charter or other organizational documents in any manner that alters or changes the preferences, rights, privileges, or powers of, or restrictions provided for the benefit of the holders of Series B Preferred Stock.
•Liquidation: The holders of Series B Preferred Stock shall rank on parity with the holders of common stock and the holders of Series A Preferred Stock as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, each holder of Series B Preferred Stock shall be entitled to receive out of the assets of the Company, whether capital or surplus, the same amount that a holder of common stock would receive if the Series B Preferred Stock were fully converted, which shall be paid pari passu with holders of common stock and holders of Series A Preferred Stock, plus an amount equal to any dividends declared but unpaid. If the assets available for distribution are not sufficient to pay the holders of the Series B Preferred Stock pursuant to the preceding sentence, all remaining assets will be distributed ratably to the holders of the Series A Preferred Stock, Series B Preferred Stock and common stock.
Series A Preferred Stock
The Certificate of Designation of Preferences, Rights, and Limitations of the Series A Non-Voting Convertible Preferred Stock, or the Series A Certificate of Designation, was filed on November 13, 2023, which provided for the designation of shares of the Series A Preferred Stock and authorized the issuance of 548,375 shares of Series A Preferred Stock.
Additionally on November 13, 2023, the Company entered into the 2023 Securities Purchase Agreement with (i) Timothy A. Springer, Ph.D., a member of the Company’s Board of Directors; (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Murat Kalayoglu, M.D. Ph.D., a co-founder and the former chief executive officer of Old Cartesian, who joined the Company’s Board of Directors effective immediately after the effective time of the Merger, or the Investors. Pursuant to the 2023 Securities Purchase Agreement, the Company agreed to issue and sell an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million in the 2023 Private Placement.
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
The Company determined the obligation to issue 148,710.488 shares of Series A Preferred Stock to Dr. Springer and TAS Partners LLC represented a forward contract and was accounted for as a liability with changes in fair value recorded in earnings. A portion of the liability was settled with the initial issuance of 49,570.162 shares of Series A Preferred Stock on December 13, 2023. The remaining portion of the forward contract liability was settled upon the issuance of 49,570.163 shares of Series A Preferred Stock each on January 12, 2024 and February 11, 2024, respectively (see Note 6, “Fair Value Measurements”).
On December 5, 2023, the Company issued 384,930.724 shares of Series A Preferred Stock as part of its consideration transferred in connection with the Merger which settled the related forward contract liability (see Note 6, “Fair Value Measurements”).
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

The Series A Preferred Stock has the following rights and preferences:
•Conversion: Prior to the stockholder approval of the Conversion Proposal, the Series A Preferred Shares were not convertible. Following the stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock automatically converted into 33.333 shares of common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion; provided, however, that such beneficial ownership limitation does not apply to Dr. Springer, TAS Partners LLC, or any of their respective affiliates. Each share of Series A Preferred Stock outstanding that was not otherwise automatically converted into common stock as a result of the beneficial ownership limitation shall be convertible at any time at the option of the holder following stockholder approval of the Conversion Proposal, only to the extent the beneficial ownership limitation does not apply to the shares of Series A Preferred Stock to be converted.
•Redemption: Prior to the stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock was redeemable at the option of the holder at any time following the date that was 18 months after the initial issuance date of the Series A Preferred Stock, other than any shares of Series A Preferred Stock that would not have been convertible into shares of common stock as a result of the beneficial ownership limitation referred to above. The amount payable upon redemption would have been equal to the average closing sale price of the common stock listed over the ten consecutive trading days ending on, and including, the day immediately prior to the redemption date multiplied by the number of shares of common stock the Series A Preferred Stock would have been convertible into. Following the Conversion Proposal, the Series A Preferred Stock is not redeemable.
•Dividends: Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock on an as-converted basis equal to the dividends paid on shares of the common stock; provided, however, that holders of Series A Preferred Stock (or any shares of common stock into which the Series A Preferred Stock are convertible) are not entitled to any CVRs or any amounts paid under the CVR Agreement.
•Voting: Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Series A Certificate of Designation, (c) amend the Charter or other organizational documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (d) issue further shares of Series A Preferred Stock (other than in connection with the exercise of the stock options to purchase Series A Preferred Stock) or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (e) prior to the stockholder approval of the Conversion Proposal or at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate either (A) a Fundamental Transaction (as defined in the Series A Certificate of Designation) or (B) any merger or consolidation of the Company or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, (f) amend or fail to comply with, in any manner that would be reasonably likely to prevent, impede or materially delay the conversion (or the stockholder approval thereof), or terminate, any of the stockholder support agreements entered into in connection with the Merger, or the Support Agreements, or agree to any transfer, sale or disposition of such shares subject to the Support Agreements (except for such transfers, sales or dispositions with respect to which the approval of the Company is not required pursuant to the applicable Support Agreement) or (g) enter into any agreement with respect to any of the foregoing.
•Liquidation: The holders of Series A Preferred Stock shall rank on parity with the common stockholders and the holders of Series B Preferred Stock as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary each holder of Series A Preferred Stock shall be entitled to receive out the assets of the Company equal to of the same amount that a holder of common stock would receive if the Series A Preferred Stock were fully converted, which shall be paid pari passu with holders of common stock and holders of Series B Preferred Stock, plus an amount equal to any dividends declared but unpaid. If the assets available for distribution are not sufficient to pay the holders of the Series A Preferred Stock pursuant to the preceding sentence, the assets will be distributed ratably to the holders of the Series A Preferred Stock, Series B Preferred Stock and common stock.
As of December 31, 2025, the Company had 120,790.402 shares of Series A Preferred Stock and 437,927 shares of Series B Preferred Stock issued and outstanding, respectively, which are convertible into a total of 4,464,273 shares of common stock.

11. Equity
Equity Financings
“At the Market” Sales Agreement
On December 13, 2024, the Company entered into a Sales Agreement, or the Sales Agreement, with Leerink Partners to sell shares of the Company’s common stock, from time to time, through an “at the market” equity offering program under which Leerink Partners will act as sales agent. The shares of common stock sold pursuant to the Sales Agreement will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283803), filed on December 13, 2024 with the SEC and related prospectus supplement, filed on January 8, 2025 with the SEC, for aggregate gross sales proceeds of up to $100.0 million. As of December 31, 2025, no shares have been sold pursuant to the Sales Agreement.
2024 Private Placement
On July 2, 2024, the Company and the Purchasers entered into the 2024 Securities Purchase Agreement for the 2024 Private Placement, which provided for the issuance of 3,563,247 shares of common stock and 2,937,903 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or the Series B Preferred Stock, each at a purchase price of $20.00 per share. The 2024 Private Placement resulted in gross proceeds of approximately $130.0 million before deducting placement agent fees and other offering expenses. See Note 10, “Convertible Preferred Stock.”
Warrants
The following is a summary of warrant activity for the years ended December 31, 2025 and 2024:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted average exercise price
Outstanding at December 31, 2023	74,420	966,393	1,040,813	$45.98
Exercises	(65,681)	—	(65,681)	$43.80
Expired	(1,928)	(280,681)	(282,609)	$44.09
Outstanding at December 31, 2024	6,811	685,712	692,523	$46.96
Expired	(251)	—	(251)	$526.50
Outstanding at December 31, 2025	6,560	685,712	692,272	$46.76
During the years ended December 31, 2025 and 2024, the Company recorded a gain of $3.7 million and $2.6 million, respectively, on the change in the fair value of the warrants in the consolidated statements of operations and comprehensive loss.
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
As of December 31, 2025, the Company had 350,000,000 shares of common stock authorized for issuance, $0.0001 par value per share, with 26,011,106 shares issued and outstanding. The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The common stock has the following characteristics:
Voting
Common stockholders are entitled to one vote for each share of common stock held with respect to all matters voted on by the stockholders of the Company.

Dividends
Common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. Through December 31, 2025, no cash dividends have been declared or paid on common stock.
Liquidation
Upon liquidation of the Company, common stockholders are entitled to receive all assets of the Company available for distribution to such stockholders.
Reserved Shares
The Company has authorized shares of common stock for future issuance as of December 31, 2025 as follows:

December 31, 2025
Exercise of warrants	692,021
Shares available for future stock incentive awards	4,148,684
Common stock options reserved for issuance	7,500
Unvested restricted stock units	522,498
Outstanding common stock options	2,463,747
Series A Preferred Stock	4,026,346
Series B Preferred Stock	437,927
Total	12,298,723
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
Additionally, pursuant to the terms of the 2016 Plan, the Board of Directors is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board of Directors or executive officers of the Company the authority to grant options and restricted stock units. On December 9, 2020, the Board of Directors established a Stock Option Committee authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In June 2024, the Company’s stockholders approved an amendment and restatement of the 2016 Plan to reserve an additional 3,466,544 shares of the Company’s common stock for issuance. In January 2025, the number of shares of common stock that may be issued under the 2016 Plan was increased by 1,030,694. As of December 31, 2025, 3,594,407 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which authorized 39,166 shares of its common stock for issuance. In March 2019, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 66,667 shares of the Company’s common stock for issuance thereunder. In December 2023, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 60,833 shares of the Company’s common stock for issuance thereunder. In June and December 2024, the Board of Directors approved amendments and restatements of the 2018 Inducement Incentive Award Plan to reserve an additional 360,000 and 450,000 shares, respectively, of the Company’s common stock for issuance thereunder. As of December 31, 2025, there are 472,303 shares available for future grant under the 2018 Inducement Incentive Award Plan.
In accordance with the Merger Agreement, the Company assumed Old Cartesian’s 2016 Stock Incentive Plan, or the Old Cartesian Plan. The Old Cartesian Plan permits the granting of options or restricted stock to employees, officers, directors, consultants and advisors to the Company. The unvested common stock options and Series A Preferred Stock options assumed by the Company in connection with the Merger generally vest over a four-year period. Additionally, the stock options granted have a contractual term of ten years and only full shares can be exercised as per the individual award agreements. As of December 31, 2025, there are 36,179 shares available for future grant under the Old Cartesian Plan.
In connection with the Merger, the outstanding stock options to purchase Old Cartesian common stock were converted into stock options to purchase 776,865 shares of common stock and 14,112.299 shares of Series A Preferred Stock of the Company. These replacement awards were revalued at their acquisition-date fair value and then attributed to pre and post-combination service. This resulted in $2.6 million attributed to post-combination service to be recognized as stock-based compensation expense over the remaining terms of the replacement awards, of which $0.6 million and $1.3 million was recognized as research and development expense in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2025 and 2024, respectively. Following the Automatic Conversion, the options exercisable for shares of Series A Preferred Stock became exercisable for shares of common stock.
Stock-Based Compensation Expense
In April 2025, the Company entered into a separation agreement and release, or the Kurtoglu Separation Agreement, with the Company’s former Chief Technology Officer, Metin Kurtoglu, M.D., Ph.D. Dr. Kurtoglu’s employment with the Company ended effective May 2025, and Dr. Kurtoglu agreed to serve as a consultant to the Company from May 2025 through April 2026, or the Kurtoglu Consulting Period. Pursuant to the Kurtoglu Separation Agreement, certain of Dr. Kurtoglu’s stock options and restricted stock unit awards were modified to accelerate the vesting of a portion of the awards, continue the vesting of the remaining awards during the Kurtoglu Consulting Period, and extend the post-termination exercise period of the modified stock options. The services performed during the Kurtoglu Consulting Period do not qualify as substantive services under ASC 718 and therefore, the continued vesting of these awards represents a modification to the original award. The modification resulted in the recognition of $0.7 million compensation expense during the year ended December 31, 2025, which is reflected in research and development expenses on the consolidated statements of operations and comprehensive loss.
In October 2025, the Company entered into a separation agreement and release, or the Jewell Separation Agreement, with the Company’s former Chief Scientific Officer, Chris Jewell, Ph.D. Dr. Jewell’s employment with the Company ended effective November 2025, and Dr. Jewell will serve as a consultant to the Company from November 2025 to January 2026, or the Jewell Consulting Period. Pursuant to the Jewell Separation Agreement, certain of Dr. Jewell’s stock options and restricted stock unit awards were modified to continue the vesting of the remaining awards during the Jewell Consulting Period and extend the post-termination exercise period of the modified stock options. The services performed during the Jewell Consulting Period do not qualify as substantive services under ASC 718 and therefore, the continued vesting of these awards represents a modification to the original award. The modification resulted in the recognition of a reversal of $0.2 million in compensation expense during the year ended December 31, 2025, which is reflected in research and development expenses on the consolidated statements of operations and comprehensive loss.
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$4,772	$3,217
General and administrative	5,749	3,365
Total stock-based compensation expense	$10,521	$6,582
Stock Options
The estimated grant date fair values of stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.36%	4.02%
Dividend yield	—	—
Expected term	6.18	6.21
Expected volatility	96.84%	95.21%
Weighted-average fair value of common stock	$16.23	$19.63

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
The weighted average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $13.01 and $15.63, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $0.7 million and $7.0 million, respectively.
As of December 31, 2025, total unrecognized compensation expense related to unvested common stock options was $12.0 million, which is expected to be recognized over a weighted average period of 2.6 years.
The following table summarizes the stock option activity under the 2016 Plan, the 2018 Inducement Incentive Award Plan, and the Old Cartesian Plan for options for common stock:

	Number of common stock options	Weighted-average exercise price ($)	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2024	1,706,035	$11.99	7.59	$12,025
Granted	1,150,259	$16.23
Reserved for issuance	(7,500)	$3.30
Exercised	(90,444)	$3.29
Forfeited	(294,603)	$17.01
Outstanding at December 31, 2025	2,463,747	$13.72	6.41	$2,962

Vested at December 31, 2025	909,242	$7.95	4.07	$2,808
Vested and expected to vest at December 31, 2025	2,197,439	$13.29	6.49	$2,962
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
Restricted Stock Units
During the year ended December 31, 2025, the Company granted 262,590 restricted stock unit awards with a weighted average fair value of $16.74 per share based on the closing price of the Company’s common stock on the date of grant under the 2016 Plan, which generally vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock unit awards based on historical experience.
The aggregate fair value of restricted stock unit awards that vested during year ended December 31, 2025 was $2.4 million. No restricted stock unit awards vested during the year ended December 31, 2024.
Unrecognized compensation expense related to the restricted stock unit awards was $4.9 million as of December 31, 2025, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the Company’s restricted stock units under the 2016 Plan and the Old Cartesian Plan:

	Number of shares	Weighted average grant date fair value ($)
Unvested at December 31, 2024	444,238	$19.86
Granted	262,590	$16.74
Vested	(153,293)	$19.86
Forfeited	(31,037)	$17.41
Unvested at December 31, 2025	522,498	$18.44
13. Revenue Arrangements
Collaboration and license revenue
Astellas Gene Therapies
In January 2023, the Company entered into the License and Development Agreement, or the Astellas Agreement, with Audentes Therapeutics, Inc., or Astellas. Under the Astellas Agreement, the Company granted Astellas an exclusive license to the Company’s IdeXork technology arising from Xork, to develop and commercialize Xork for use in Pompe disease in combination with an Astellas gene therapy investigational or authorized product. Xork, Genovis’ IgG Protease, was licensed pursuant to an Exclusive License Agreement, or the Genovis Agreement, with Genovis AB (publ.), or Genovis, as described in Note 15, “Collaboration and License Agreements”. Astellas paid a $10.0 million upfront payment to the Company upon signing of the Astellas Agreement, and the Company was entitled to receive up to $340.0 million in future additional payments over the course of the partnership that were contingent on the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales where Xork is used as a pre-treatment for an Astellas investigational or authorized product. The Company was also eligible for tiered royalty payments ranging from low to high single digits. Any proceeds received from milestone payments or royalties relating to Xork would have been required to be distributed to holders of CVRs, net of certain deductions.
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
As of December 31, 2025 and 2024, there were no unsatisfied performance obligations related to the Astellas Agreement. As of December 31, 2025 the Company had no receivable balance related to the Astellas Agreement. As of December 31, 2024, the Company recorded a receivable of $0.1 million, representing billings for the Xork Development Services that were subject to reimbursement by Astellas. No revenue related to the Astellas Agreement was recognized during the year ended December 31, 2025. Revenue of $6.3 million related to the Astellas Agreement was recognized during the year ended December 31, 2024, inclusive of $3.2 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the year ended December 31, 2024.
Swedish Orphan Biovitrum AB (publ.)
License and Development Agreement
On June 11, 2020, the Company and Sobi entered into a License and Development Agreement. Pursuant to the Sobi License, the Company agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the NASP drug candidate, which is currently in development for the treatment of chronic refractory gout. The NASP drug candidate is a pharmaceutical composition containing a combination of SEL-037, or the Compound, and ImmTOR. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay the Company a one-time, upfront payment of $75.0 million. Sobi has also agreed to make milestone payments totaling up to $630.0 million to the Company upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of NASP, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Any proceeds received from milestone payments or royalties relating to the Sobi License would be required to be distributed to holders of CVRs, net of certain deductions.
Pursuant to the Sobi License, the Company agreed to supply (at cost) quantities of the Compound and ImmTOR as necessary for completion of the two Phase 3 clinical trials of NASP (DISSOLVE I and DISSOLVE II) and a six-month placebo extension. The Company was required to supply quantities of the Compound until all rights to the Compound and any materials needed to manufacture the Compound were transferred to Sobi, which transfer occurred upon the execution of Amendment No. 1 to the License and Development Agreement on October 31, 2023. Sobi has agreed to reimburse the Company for all budgeted costs incurred to complete development of NASP, including but not limited to costs incurred while conducting and completing the Phase 3 DISSOLVE trials, except for any costs of additional development activities required that are related to ImmTOR and that are unrelated to NASP. Sobi will have control and responsibility over all regulatory filings, including any investigational drug applications, or IND, biologics license applications, or BLA, and marketing authorization applications, or MAA relating to the licensed product.
The transactions contemplated by the Sobi License were consummated on July 28, 2020. Sobi may terminate the Sobi License for any reason upon 180 days’ written notice to the Company, whereby all rights granted under the Sobi License would revert back to the Company. In addition, if Sobi were to terminate the Sobi License, the Company has the option to obtain a license to all patents and know-how necessary to exploit NASP in existence as of the termination date from Sobi in return for making an equitable royalty payment to Sobi.
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
The Company determined that the Sobi License contained three distinct performance obligations due to the nature of the promises in the contract, which includes conducting the Phase 3 DISSOLVE trials, Sobi’s option to set-up a second source supplier, and a combined obligation comprised of the delivery of the license to NASP, transfer of the know-how and the manufacturing and delivery of NASP supply for development, or the Combined License Obligation. As the set-up of a second source supplier was optional for Sobi and the Company was to be reimbursed at cost for its efforts in the subsequent set-up and technology transfer, the option for this future service was determined to be at a significant and incremental discount to its standalone selling price and treated as a material right in the arrangement, namely a distinct performance obligation.
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
The Company allocated the transaction price based on the relative standalone selling prices of the three distinct performance obligations. The Company estimated the standalone selling price of conducting the Phase 3 DISSOLVE trials by forecasting its anticipated costs and applying a margin reflective of the industry. The Company determined the standalone selling price of the second source supplier option by determining the discount given to Sobi multiplied by the likelihood that Sobi would have exercised the option in the future. Similar to the Phase 3 program estimate, the Company estimated the discount of the option by forecasting the set-up costs and applying a margin that is reflective of the industry. As the Company was to provide the set-up and technology transfer services and the future supply at cost, the discount of the option was equal to the margin amount. The Company considered discussions with Sobi as well as probability of regulatory success of NASP in determining the likelihood of exercise. The Company estimated the standalone selling price of the Combined License Obligation by utilizing a discounted cash flow model.
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
On October 31, 2023, the Company and Sobi entered into Amendment No. 1 to the License and Development Agreement, pursuant to which the Company granted Sobi an exclusive license to manufacture ImmTOR solely in connection with Sobi’s development of NASP under the License and Development Agreement and transferred certain contracts and manufacturing equipment to Sobi. Additionally, Sobi’s option to set-up a second source supplier was removed as a result of the amendment. Further, in connection with entry into the amendment, Sobi agreed to make employment offers to certain of the Company’s employees engaged in ImmTOR manufacturing activities on or prior to a specified date, and the Company agreed not to terminate the employment of such employees prior to such specified date. The Company maintains no responsibilities to Sobi to manufacture, or supply Sobi with, ImmTOR under the Sobi License.
On June 28, 2024, Sobi initiated a rolling biologics license application to the FDA for NASP for the potential treatment of chronic refractory gout which resulted in the achievement of a development milestone and a $30.0 million payment obligation from Sobi to the Company. As a result, the development milestone was no longer constrained and $30.0 million was recognized as revenue during the year ended December 31, 2024 as there were no remaining performance obligations under the Sobi License. The proceeds from the achievement of the development milestone were received from Sobi in July 2024 and are were included, net of deductions as specified in the CVR Agreement, in the distribution to holders of the CVRs in March 2025.

As of December 31, 2025 and 2024, the Company recorded a total outstanding receivable of $0.1 million, representing billings for the Phase 3 DISSOLVE program that are subject to reimbursement by Sobi. As of December 31, 2025 and 2024, there was no unbilled receivable outstanding. No revenue related to the Sobi License was recognized during the year ended December 31, 2025. Revenue of $31.9 million, inclusive of the $30.0 million development milestone, related to the Sobi License was recognized during the year ended December 31, 2024, and $1.9 million of revenue recognized from performance obligations related to prior periods as a result of the change in transaction price during the year ended December 31, 2024.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of December 31, 2025, there were no unsatisfied performance obligations from contracts with customers.
Grant revenue
National Institute of Neurological Disorders and Stroke of the National Institutes of Health
In June 2024, the Company received funding approval from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health, or NINDS, for an award of $1.5 million granted for the budget period, which runs from June 2024 through May 2025. In June 2025, the Company received funding approval from NINDS for an additional award of $1.5 million granted for the budget period June 2025 through May 2026. The funding was provided by NINDS to further the Company’s use of RNA-based CAR-T cells to combat autoantibody-associated autoimmune disorders. Grant funding is to be used solely for manufacturing of RNA-based CAR-T cells and analysis of samples to inform mechanism of action. The award period runs through May 31, 2026. The Company will recognize grant revenue when expenses reimbursable under the grant have been incurred.
As of December 31, 2025 and 2024, the Company recorded a receivable of $0.9 million and $0.6 million, respectively, that are subject to reimbursement by NINDS. The Company recognized grant revenue of $2.3 million and $0.6 million during the years ended December 31, 2025 and 2024, respectively.
14. Related-Party Transactions
2024 Securities Purchase Agreement
On July 2, 2024, the Company entered into the 2024 Securities Purchase Agreement with the Purchasers. The Purchasers included (i) Timothy A. Springer, Ph.D., a member of the Company’s Board of Directors, (ii) TAS Partners LLC, an affiliate of Dr. Springer, and (iii) Chafen Lu, Ph.D., Dr. Springer’s wife (see Note 11 “Equity”). The below issuances and sales to related parties of the Company were made during the year ended December 31, 2024.

Name	Shares of Series B Preferred Stock purchased	Total aggregate purchase price (in thousands)
Timothy A. Springer, Ph.D.	1,636,832	$32,737
TAS Partners LLC, affiliate of Timothy A. Springer, Ph.D.	721,361	$14,427
Chafen Lu, Ph.D., wife of Timothy A. Springer, Ph.D.	1,307	$26
2023 Securities Purchase Agreement
On November 13, 2023, the Company entered into the 2023 Securities Purchase Agreement with (i) Timothy A. Springer, Ph.D., (ii) TAS Partners LLC, and (iii) Seven One Eight Three Four Irrevocable Trust, a trust associated with Murat Kalayoglu, M.D., Ph.D., in which the Company agreed to issue and sell an aggregate of 149,330.115 shares of Series A Preferred Stock for an aggregate purchase price of $60.25 million (see Note 11 “Equity”). The 2023 Private Placement included a delayed settlement mechanism, and as a result, the below issuances and sales to related parties of the Company were made during the year ended December 31, 2024.

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
In February 2023, the Company made a $4.0 million payment to Genovis as a result of the sublicense of Xork to Astellas. See Note 13, “Revenue Arrangements” to these consolidated financial statements for further discussion on the Astellas Agreement.
In March 2024, the Company notified Genovis of its intention to terminate the Genovis Agreement, which occurred effective September 13, 2024.
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of December 31, 2025. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.
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

On November 13, 2023, the Company acquired, in accordance with the terms of the Merger Agreement, the assets of Old Cartesian. In accordance with ASC 805-740-25-3, recognition of deferred tax assets and liabilities is required for substantially all temporary differences and acquired tax carryforwards and credits. The Company does not have a tax basis in IPR&D booked as part of the purchase accounting. For accounting purposes, the IPR&D will not be amortized and only subject to impairment review and testing. Though the tax effects may be delayed indefinitely, ASC 740-10-55-63 states that “deferred tax liabilities may not be eliminated or reduced because a reporting entity may be able to delay the settlement of those liabilities by delaying the events that would cause taxable temporary differences to reverse”. The Company can potentially only utilize indefinite-lived assets as it relates to this indefinite lived intangible deferred tax liability reversal. As such, the Company booked a deferred tax liability for the portion of the liability that cannot be reduced based on scheduling through the year ended December 31, 2025.
For the year ended December 31, 2025, the Company recognized a current tax benefit of $9.2 million. For the year ended December 31, 2024, the Company recognized a current tax expense of $0.3 million.
The components of the benefit (expense) for income taxes for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred:
Federal	$571	$97
State	8,622	(384)
Total deferred	9,193	(287)
Income tax benefit (expense)	$9,193	$(287)
The following table reconciles the federal statutory income tax rate to the Company’s effective income tax rate after applying ASU 2023-09 prospectively for the year ended December 31, 2025 (in thousands, except for percentages):

	Year Ended December 31, 2025
Expected tax benefit	$29,256	21.0%
Nontaxable or nondeductible items	203	0.1%
State and local taxes, net of federal benefit	3,206	2.3%
Effect of changes in tax laws or rates enacted in the current period	3,604	2.6%
Change in valuation allowance, net	(31,573)	(22.6)%
Tax credits:
Orphan drug credits	3,959	2.8%
Research tax credits	892	0.6%
Other reconciling items:
Change in fair value of the CVR liability	(714)	(0.5)%
Other	360	0.3%
Income tax benefit (expense)	$9,193	6.6%
The following table reconciles the federal statutory income tax rate to the Company’s effective income tax rate prior to the adoption of ASU 2023-09 for the year ended December 31, 2024:

Year Ended December 31, 2024
Statutory U.S. federal rate	21.0%
State income taxes - net of federal benefit	10.5%
Permanent items	1.0%
Research tax credits	0.3%
Change in fair value of the CVR liability	127.9%
Change in fair value of forward contract liabilities	(1.9)%
Valuation allowance, net	(160.1)%
Stock-based compensation	0.9%
Effective income tax rate	(0.4)%
The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred Tax Assets
Net operating loss carryforwards	$60,899	$44,062
Research and development credits	10,724	6,024
Stock-based compensation expense	2,601	1,070
Patent and license costs	8,340	8,540
Deferred revenue	80,769	75,567
Operating lease liabilities	3,729	3,848
Contingent value right liability	115,330	108,832
Research & experimental expenditure capitalization	36,820	26,863
Other expenses	588	—
Gross deferred tax assets	$319,800	$274,806
Deferred Tax Liabilities
Intangible assets	$(27,619)	$(41,441)
Depreciation	(571)	(115)
Operating lease right-of-use assets	(1,648)	(1,523)
Gross deferred tax liabilities	$(29,838)	$(43,079)

Net deferred tax assets before valuation allowance	$289,962	$231,727
Valuation allowance	(296,910)	(247,867)
Net deferred tax liabilities	$(6,948)	$(16,140)
The Company has provided a full valuation allowance against its net deferred tax assets, outside of the indefinite tax liability booked as part of the Merger. The Company believes that it is more likely than not that the net deferred tax assets will not be realized.
Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its net deferred tax assets. The valuation allowance increased by $49.0 million for the year ended December 31, 2025, primarily as a result of tax loss and an increase in research and experimental, or R&E, expenditure capitalization in the current year. The valuation allowance increased by $123.6 million for the year ended December 31, 2024, primarily as a result of tax loss in the current year and a tax benefit determined in the year for the Company’s CVR liability.
At December 31, 2025, the Company has federal net operating loss, or NOL, carryforward of $209.0 million, which can be carried forward indefinitely, subject to an 80% limitation and state net operating loss carryforward of $265.2 million, of which $128.6 million has an unlimited carryforward, subject to an 80% limitation, and the remaining $136.6 million will expire at various times through 2045. The Company has $10.0 million and $0.9 million, respectively, of federal and state research and development tax credit carryforwards, which will expire at various times through 2045. Utilization of the NOL carryforwards and research and orphan drug credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state law due to ownership changes that could occur in the future.
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
The Company applies ASC 740, Income Taxes to uncertain tax positions. As of the adoption date on January 1, 2010 and through December 31, 2025, the Company had no unrecognized tax benefits or related interest and penalties accrued.
As of December 31, 2025, the Company has not completed a detailed study of its research and development and orphan drug credits for the tax years ending December 31, 2023 through December 31, 2025. As a result, the Company will adjust its deferred tax asset balances and include the impacts in the research tax credits and state income taxes – net of federal benefit lines in the effective rate reconciliation next year, once the updated study has been completed.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted. The OBBBA amends U.S. tax law including provisions related to domestic R&E expenses and bonus depreciation, among others. The provision related to domestic R&E allows for immediate expensing of domestic R&E costs along with accelerated deductions on previously capitalized domestic R&E costs. The Company has included impacts for the provisions in effect for tax years beginning after December 31, 2024 in its financial statements for the year ending December 31, 2025. The OBBBA had no impact on the Company's current or deferred tax expense as the Company is in a tax loss position and maintains a valuation allowance.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified within income tax benefit (expense) in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2025, the Company had no accrued interest related to uncertain tax positions.
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
17. Employee Benefit Plan
The Company maintains a defined contribution plan, or the 401(k) Plan, under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. All matching contributions vest ratably over two years and participant contributions vest immediately. Contributions by the Company totaled $0.4 million and $0.2 million during the years ended December 31, 2025 and 2024, respectively.
18. Commitments and Contingencies
As of December 31, 2025, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Other
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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
19. Restructuring
In April 2023, in light of current market conditions, the Board of Directors took steps to extend the Company’s cash runway by pausing further development of the Company’s product candidate, SEL-302, for the treatment of methylmalonic acidemia and conducting a targeted headcount reduction. On August 17, 2023, the Company announced additional steps to extend cash runway and maximize value for stockholders by continuing to prioritize development of the Company’s product candidate, NASP, and support of its collaboration with Astellas for Xork, and pausing further development of all of the Company’s other clinical and preclinical product candidates that it was no longer actively advancing.
As a result of these measures, the Company implemented a restructuring plan that resulted in an approximate 90% reduction of the Company’s headcount as of April 2023.
The following table summarizes the change in the Company’s accrued restructuring balance included in accrued expenses and other current liabilities on its consolidated balance sheets (in thousands):

	December 31, 2023	Charges	Cash Payments	December 31, 2024
Severance liability	$3,896	$798	$(4,614)	$80

	December 31, 2024	Charges	Cash Payments	December 31, 2025
Severance liability	$80	$—	$(80)	$—
The Company recognized restructuring expenses consisting of one-time cash severance payments and other employee-related costs. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories on its consolidated statements of operations and comprehensive loss. For the year ended December 31, 2025, the Company recognized no restructuring charges. For the year ended December 31, 2024, the Company recognized $0.2 million in research and development expenses and $0.6 million in general and administrative expenses. Payments for the restructuring plan were completed in the first quarter of 2025.

20. Segment Reporting
Factors used in determining the reportable segment include the nature of the Company’s operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 2 “Summary of Significant Accounting Policies”.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenue:
Collaboration and license	$400	$38,275
Grant	2,397	638
Total revenues	2,797	38,913
Less:
Operating expenses:
Legacy Selecta programs	—	6,150
Descartes-08 for MG	22,893	12,142
Early stage programs	5,795	1,028
Research and development employee expenses	16,826	11,952
Research and development stock-based compensation expense	4,772	3,217
Research and development facilities and other expenses	7,748	10,616
General and administrative	31,468	30,126
Impairment of indefinite-lived intangible and long-lived assets	56,700	7,579
Other (income) expense, net (1)	(13,103)	33,527
Net loss	$(130,302)	$(77,424)

(1) Includes interest income; gain on change in fair value of warrant liabilities; loss on change in fair value of contingent value right liability; loss on change in fair value of forward contract liabilities; other (expense) income, net and income tax benefit (expense).

21. Subsequent Events
The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure.