Form 10-Q
period 2026-03-31
Cartesian Therapeutics, Inc.
filed 2026-04-30
CIK 1453687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2026, the registrant had 29,381,514 shares of common stock, par value $0.0001 per share, outstanding.

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
•our dependence on third-parties, including contract research organizations in the conduct of our pre-clinical studies and clinical trials;
•the efficacy and safety profile of our product candidates;
•the potential therapeutic benefits and economic value of our product candidates;
•the timing and results of preclinical studies and clinical trials;
•the potential impairment of our goodwill and indefinite lived intangible assets;
•the expected impact of macroeconomic conditions, including inflation, increasing interest rates, volatile market conditions and current or potential bank failures;
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
•developments relating to our competitors and our industry;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$118,641	$125,139
Accounts receivable	261	1,115
Prepaid expenses and other current assets	3,137	3,022
Total current assets	122,039	129,276

Property and equipment, net	11,637	12,185
Right-of-use assets, net	5,366	5,601
In-process research and development asset	93,900	93,900
Goodwill	48,163	48,163
Long-term restricted cash	1,735	1,735
Long-term prepaid expenses and other assets	5,551	5,551
Total assets	$288,391	$296,411

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,598	$1,288
Accrued expenses and other current liabilities	10,161	9,498
Lease liabilities	4,186	4,151
Total current liabilities	15,945	14,937

Lease liabilities, net of current portion	7,669	8,525
Warrant liability	47	141
Contingent value right liability	405,900	392,100
Deferred tax liabilities, net	6,948	6,948
Total liabilities	436,509	422,651
Commitments and contingencies (Note 14)

Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 134,904.563 shares authorized as of March 31, 2026 and December 31, 2025; 120,790.402 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Series B Preferred Stock, $0.0001 par value; 437,927 shares authorized as of March 31, 2026 and December 31, 2025; 437,927 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Preferred stock, $0.0001 par value; 9,427,168.437 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 28,544,728 and 26,011,106 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	718,017	700,706
Accumulated deficit	(861,555)	(822,373)
Accumulated other comprehensive loss	(4,583)	(4,576)
Total stockholders’ deficit	(148,118)	(126,240)
Total liabilities and stockholders’ deficit	$288,391	$296,411
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Collaboration and license	$—	$400
Grant	78	700
Total revenues	78	1,100

Operating expenses:
Research and development	19,463	14,674
General and administrative	7,114	8,315
Total operating expenses	26,577	22,989

Operating loss	(26,499)	(21,889)

Other (expense) income:
Interest income	1,026	2,015
Gain on change in fair value of warrant liabilities	94	1,818
(Loss) gain on change in fair value of contingent value right liability	(13,800)	346
Other expense, net	(3)	—
Total other (expense) income, net	(12,683)	4,179

Net loss	$(39,182)	$(17,710)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(7)	32
Total comprehensive loss	$(39,189)	$(17,678)

Net loss	$(39,182)	$(17,710)

Net loss per share allocable to common stockholders:
Basic and diluted	$(1.46)	$(0.68)
Weighted-average common shares outstanding:
Basic and diluted	26,855,158	25,902,650
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit
(Amounts in thousands, except share data)

	Series A		Series B				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ deficit
	Preferred Stock		Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	120,790.402	$—	437,927	$—	26,011,106	$3	$700,706	$(822,373)	$(4,576)	$(126,240)
Issuance of common stock upon exercise of options	—	—	—	—	93,632	—	304	—	—	304
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	169,278	—	—	—	—	—
Issuance of common stock through at the market offering, net of commissions and expenses	—	—	—	—	2,270,712	—	14,584	—	—	14,584
Stock-based compensation expense	—	—	—	—	—	—	2,423	—	—	2,423
Currency translation adjustment	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	(39,182)	—	(39,182)
Balance at March 31, 2026	120,790.402	$—	437,927	$—	28,544,728	$3	$718,017	$(861,555)	$(4,583)	$(148,118)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit
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

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(39,182)	$(17,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	615	1,156
Non‑cash lease expense	235	184
Stock‑based compensation expense	2,423	2,508
Gain on change in warrant liability	(94)	(1,818)
Loss (gain) on change in fair value of CVR liability	13,800	(346)
Changes in operating assets and liabilities:
Accounts receivable	854	(893)
Prepaid expenses and other assets	(246)	(5,830)
Accounts payable	310	1,819
Accrued expenses and other liabilities	(850)	(2,178)
Net cash used in operating activities	(22,135)	(23,108)
Cash flows from investing activities
Purchases of property and equipment	(27)	(1,075)
Net cash used in investing activities	(27)	(1,075)
Cash flows from financing activities
Equity offering costs	—	(454)
Proceeds from exercise of stock options	279	183
Proceeds from at the market offering, net of commissions and expenses	15,392	—
Distribution of Contingent Value Rights	—	(7,754)
Net cash provided by (used in) financing activities	15,671	(8,025)
Effect of exchange rate changes on cash	(7)	32
Net change in cash, cash equivalents, and restricted cash	(6,498)	(32,176)
Cash, cash equivalents and restricted cash at beginning of period	126,874	214,279
Cash, cash equivalents and restricted cash at end of period	$120,376	$182,103
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$59	$535
Equity offering costs in accrued liabilities	$707	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of the Business
Cartesian Therapeutics, Inc., or the Company, was incorporated in Delaware on December 10, 2007, and is headquartered in Frederick, Maryland. The Company is a late clinical-stage biotechnology company pioneering cell therapy for the treatment of autoimmune diseases. The Company leverages its proprietary technology and manufacturing platform to introduce mRNA into cells to provide a therapeutic effect to patients suffering from a variety of autoimmune conditions. Unlike DNA, mRNA degrades naturally over time without integrating into the cell’s genetic material. The Company’s cell therapies are designed to be dosed repeatedly like conventional drugs, administered in an outpatient setting and given without pre-treatment chemotherapy, which is required with many conventional cell therapies.
The Company’s Product Candidates
The Company aims to provide a personalized approach to treating patients that begins with the collection of a patient’s cells, which are then used to manufacture the Company’s cell therapy product candidates. Once a patient’s cells have expanded in the Company’s process, mRNA is introduced to deliver a chimeric antigen receptor into the cell. Once the manufacturing process is complete, the product candidate is sent back to the treating physician where they administer six weekly infusions of the Company’s cell therapy candidate to the patient. The Company’s product candidates are specifically designed to target and destroy the pathogenic, self-reactive cells that are the underlying cause of the autoimmune disease, with the goal of creating a precision immune reset for the patient.
Descartes-08, the Company’s lead cell therapy product candidate, is an autologous chimeric antigen receptor T-cell therapy, or CAR-T, product targeting B-cell maturation antigen, or BCMA, in clinical development for the treatment of generalized myasthenia gravis, or MG, and myositis, specifically, moderate to severe multi-refractory dermatomyositis and antisynthetase syndrome. In contrast to conventional DNA-based CAR T-cell therapies, the Company’s CAR-T administration is designed to not require preconditioning chemotherapy, to be administered in the outpatient setting and does not carry the risk of genomic integration associated with cancerous transformation. Descartes-08 has been granted Orphan Drug Designation and Regenerative Medicine Advanced Therapy Designation by the U.S. Food and Drug Administration, or FDA, for the treatment of MG, and Rare Pediatric Disease Designation for the treatment of juvenile dermatomyositis.
Liquidity and Management’s Plan
As of March 31, 2026, the Company had an accumulated deficit of $861.6 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain and sustain profitable operations. The successful development of product candidates requires substantial working capital, which may not be available to the Company on favorable terms or at all.
As of March 31, 2026, the Company’s cash, cash equivalents, and restricted cash were $120.4 million, of which $1.7 million was restricted cash related to lease commitments. The Company believes the cash, cash equivalents and restricted cash as of March 31, 2026 will enable it to fund its current planned operations for at least the next 12 months.
Further, the liability associated with the CVR Agreement (as defined below) will be settled solely through cash flow received under the Company’s License and Development Agreement, or as so amended, the Sobi License, with Swedish Orphan Biovitrum AB (publ.), or Sobi, and any other Gross Proceeds (as defined in the CVR Agreement) net of certain agreed deductions. Under the CVR Agreement, 100% of all milestone payments, royalties and other amounts paid to the Company or controlled entities under the Sobi License, and any other Gross Proceeds will be distributed, net of specified deductions, to holders of the CVRs. There is no obligation to the Company to fund any amount related to the CVR liability. See Note 5, “Fair Value Measurements”.
If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates.
2. Summary of Significant Accounting Policies
Basis of presentation and consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Selecta (RUS), LLC, or Selecta (RUS), a Russian limited liability corporation, and Cartesian Bio, LLC, a Delaware limited liability company, which is a variable interest entity for which the Company is the primary beneficiary and have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the relevant Accounting Standards Codification, or ASC and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB. All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited consolidated financial statements for the three months ended March 31, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 9, 2026. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of March 31, 2026, the consolidated results of operations for the three months ended March 31, 2026, and cash flows for the three months ended March 31, 2026. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.
Significant accounting policies
The Company disclosed its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026.
Recent Accounting Pronouncements
Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting- Comprehensive Income- Expense Disaggregation Disclosures (ASU 2024-03), which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in notes to financial statements, including purchases of inventory, employee compensation, depreciation, amortization of intangible assets, and selling expenses. This guidance will be effective for the annual period beginning the year ended December 31, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of the standard’s adoption on its consolidated financial statements and related disclosures.
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

3. Goodwill and Indefinite-Lived Intangible Assets
As of March 31, 2026, the Company has goodwill of approximately $48.2 million and an indefinite-lived intangible asset of $93.9 million related to Descartes-08 for MG.
There were no changes to the carrying value of the Company’s goodwill or in-process research and development asset related to Descartes-08 for MG during the three months ended March 31, 2026 and 2025.
4. Net Loss Per Share Allocable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share allocable to common stockholders for the three months ended March 31, 2026 and 2025 (in thousands, except share and per-share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(39,182)	$(17,710)
Denominator:
Weighted-average common shares outstanding - basic and diluted	26,855,158	25,902,650
Net loss per share allocable to common stockholders:
Basic and diluted	$(1.46)	$(0.68)
The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net loss per share allocable to common stockholders for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Common stock options and restricted stock units	4,278,679	3,047,628
Warrants to purchase common stock	692,272	692,523
Series A Preferred Stock	4,026,346	4,026,346
Series B Preferred Stock	437,927	437,927
Total	9,435,224	8,204,424

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$117,674	$117,674	$—	$—
Total assets	$117,674	$117,674	$—	$—

Liabilities:
Warrant liability	$47	$—	$—	$47
Contingent value right liability	405,900	—	—	405,900
Total liabilities	$405,947	$—	$—	$405,947

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$122,724	$122,724	$—	$—
Total assets	$122,724	$122,724	$—	$—

Liabilities:
Warrant liability	$141	$—	$—	$141
Contingent value right liability	392,100	—	—	392,100
Total liabilities	$392,241	$—	$—	$392,241
There were no transfers within the fair value hierarchy during the three months ended March 31, 2026 or the year ended December 31, 2025.
Cash, Cash Equivalents, and Restricted Cash
As of March 31, 2026 and December 31, 2025, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of March 31, 2026, the Company had restricted cash balances relating to secured letters of credit in connection with its real estate leases. The Company’s consolidated statements of cash flows include the following as of March 31, 2026 and 2025 (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$118,641	$180,434
Long-term restricted cash	1,735	1,669
Total cash, cash equivalents, and restricted cash	$120,376	$182,103
Warrants to Purchase Common Stock
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
The Company recorded the fair value of the 2022 Warrants upon issuance using the Black-Scholes valuation model and is required to revalue the 2022 Warrants at each reporting date, with any changes in fair value recorded in the statements of operations and comprehensive loss. The valuation of the 2022 Warrants is classified as Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable, including the stock price volatility and the expected life of the 2022 Warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.
The estimated fair value of the 2022 Warrants was determined using the following inputs to the Black-Scholes simulation valuation:
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
•Volatility. The Company estimates stock price volatility based on the Company’s historical volatility for a period of time commensurate with the expected remaining life of the 2022 Warrants.
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.68%	3.48%
Dividend yield	—	—
Expected life (in years)	1.03	1.28
Expected volatility	89.14%	87.36%
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 9, “Equity” to these unaudited consolidated financial statements) for the three months ended March 31, 2026 (in thousands):

Warrant Liability
Fair value as of December 31, 2025	$141
Change in fair value	(94)
Fair value as of March 31, 2026	$47
Contingent Value Right
In December 2023, the Company entered into a contingent value rights agreement, or the CVR Agreement, pursuant to which each holder of common stock or a 2022 Warrant in December 2023 was distributed a CVR by the Company. Each CVR entitles its holder to distributions of milestone and royalty payments under the Sobi License, net of deductions. See Note 6, “Fair Value Measurements” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the terms related to the CVR Agreement.
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

	March 31, 2026	December 31, 2025
Estimated cash flow dates	2026 - 2038	2026 - 2037
Estimated probability of success	95.0% - 100.0%	95.0% - 100.0%
Expected volatility of future revenues	23.0%	23.0%
The following table reflects a roll-forward of fair value for the Company’s Level 3 CVR liability for the three months ended March 31, 2026 (in thousands):

CVR Liability
Fair value as of December 31, 2025	$392,100
Change in fair value	13,800
Fair value as of March 31, 2026	$405,900
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$9,323	$8,419
Computer equipment and software	417	417
Leasehold improvements	6,709	4,177
Furniture and fixtures	307	269
Office equipment	170	170
Construction in process	59	3,466
Total property and equipment	16,985	16,918
Less: Accumulated depreciation	(5,348)	(4,733)
Property and equipment, net	$11,637	$12,185
Depreciation expense was $0.6 million for each of the three months ended March 31, 2026 and 2025, respectively.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Payroll and employee related expenses	$1,319	$3,985
Collaboration and licensing	385	320
Accrued patent fees	195	205
Accrued research and development costs	4,858	2,521
Accrued professional and consulting services	2,187	2,059
Accrued equity offering costs	707	30
Other	510	378
Accrued expenses	$10,161	$9,498
8. Leases
The Company maintains operating leases for manufacturing, laboratory and office space located in Maryland and Massachusetts. In Frederick, Maryland, the Company occupies over 35,000 total square feet of integrated space under a lease agreement, or the Frederick Lease Agreement, and subsequent amendments entered into between February 2024 and June 2025, or the Amended Frederick Lease Agreement. The Amended Fredrick Lease Agreement is set to expire in 2031, carries an aggregate annual base rent of approximately $1.4 million and is subject to annual increases in accordance with the terms of the

Amended Frederick Lease Agreement. See Note 9, “Leases” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the Company’s leases.
For the three months ended March 31, 2026 and 2025, the components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$583	$584
Variable lease cost	431	406
Short-term lease cost	4	11
Total lease cost	$1,018	$1,001
The maturity of the Company’s operating lease liabilities as of March 31, 2026 were as follows (in thousands):

March 31, 2026
2026 (remainder)	$3,571
2027	4,554
2028	2,529
2029	1,630
2030	1,679
Thereafter	852
Total future minimum lease payments	14,815
Less: Imputed interest	(2,960)
Total operating lease liabilities	$11,855
Other information related to operating leases was as follows:

	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,169	$317
Weighted-average remaining lease term	3.7 years	4.4 years
Weighted-average discount rate	12.2%	11.8%
The changes in the Company’s right-of-use assets and lease liabilities for the three months ended March 31, 2026 and 2025 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
9. Equity
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
During the three months ended March 31, 2026, the Company sold 2,270,712 shares of its common stock pursuant to the Sales Agreement for net proceeds of approximately $14.6 million after commissions and expenses. There were no shares sold pursuant to the Sales Agreement during the three months ended March 31, 2025.

Warrants
During the three months ended March 31, 2026, there were no warrants issued, exercised, or cancelled. The following is a summary of the Company’s warrants as of March 31, 2026:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted-average exercise price
Outstanding at March 31, 2026	6,560	685,712	692,272	$46.76
See Note 11, “Equity” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the terms related to the Company’s warrants.
Preferred Stock
As of March 31, 2026, the Company had 120,790.402 shares of Series A Preferred Stock and 437,927 shares of Series B Preferred Stock issued and outstanding, respectively, which are convertible into 4,464,273 shares of common stock.
Reserved Shares
The Company has authorized shares of common stock for future issuance as of March 31, 2026 as follows:

March 31, 2026
Exercise of warrants	692,272
Shares available for future stock incentive awards	3,641,284
Unvested restricted stock units	736,272
Outstanding common stock options	3,542,407
Series A Preferred Stock	4,026,346
Series B Preferred Stock	437,927
Total	13,076,508
10. Stock Incentive Plans
In June 2016, the Company’s stockholders approved the 2016 Incentive Award Plan, or the 2016 Plan, which initially authorized 40,341 shares of common stock for future issuance under the 2016 Plan. Pursuant to the terms of the 2016 Plan, the Board of Directors is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board of Directors or executive officers of the Company the authority to grant options and restricted stock units. The Board of Directors established a Stock Option Committee which is authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2026, the number of shares of common stock that may be issued under the 2016 Plan was increased by 1,040,444. As of March 31, 2026, 3,044,044 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan, was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which initially authorized 39,166 shares of its common stock for issuance. As of March 31, 2026, there are 502,296 shares available for future grant under the 2018 Inducement Incentive Award Plan.
On November 2023, the Company assumed the 2016 Stock Incentive Plan, or the Old Cartesian Plan, of the then private company that merged with the Company in November 2023, or Old Cartesian. . The Old Cartesian Plan permits the granting of options or restricted stock to employees, officers, directors, consultants and advisors to the Company. The unvested common stock options and Series A Preferred Stock options assumed by the Company generally vest over a four-year period. Additionally, the stock options granted have a contractual term of ten years and only full shares can be exercised as per the individual award agreements. As of March 31, 2026, there are 49,149 shares available for future grant under the Old Cartesian Plan.
The outstanding stock options to purchase Old Cartesian common stock were converted into stock options to purchase 776,865 shares of common stock and 14,112.299 shares of Series A Preferred Stock of the Company. The replacement awards that were issued as a part of the assumption of the Old Cartesian Plan resulted in $2.6 million attributed to post-combination service to be recognized as stock-based compensation expense over the remaining terms of the replacement awards, of which $0.1 million and $0.2 million was recognized during the three months ended March 31, 2026 and 2025, respectively as research and development expense in the consolidated statements of operations and comprehensive loss.
Stock-Based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss, was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$949	$1,275
General and administrative	1,474	1,233
Total stock-based compensation expense	$2,423	$2,508
Stock Options
The estimated grant date fair values of stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.93%	4.46%
Dividend yield	—	—
Expected term (in years)	5.97	6.20
Expected volatility	92.71%	97.44%
Weighted-average fair value of common stock	$6.81	$17.46
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
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $5.25 and $14.03, respectively.
As of March 31, 2026, total unrecognized compensation expense related to unvested common stock options was $15.5 million, which is expected to be recognized over a weighted average period of 3.0 years.
The following table summarizes the stock option activity under the 2016 Plan, the 2018 Inducement Incentive Award Plan, and the Old Cartesian Plan for options for common stock:

	Number of Common Stock Options	Weighted-average Exercise Price ($)	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	2,463,747	$13.72	6.41	$2,962
Granted	1,304,450	$6.81
Exercised	(86,132)	$3.25
Forfeited	(139,658)	$15.90
Outstanding at March 31, 2026	3,542,407	$11.34	7.74	$2,002

Vested at March 31, 2026	1,204,110	$11.35	5.11	$1,926
Vested and expected to vest at March 31, 2026	3,139,038	$11.33	7.64	$2,002
Restricted Stock Units
During the three months ended March 31, 2026, the Company granted 420,650 restricted stock unit awards with a weighted-average fair value of $6.76 per share based on the closing price of the Company’s common stock on the date of grant under the 2016 Plan, which generally vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock unit awards based on historical experience.
Unrecognized compensation expense related to the restricted stock units was $6.4 million as of March 31, 2026, which is expected to be recognized over a weighted-average period of 3.1 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and the Old Cartesian Plan:

	Number of Shares	Weighted-average Grant Date Fair Value ($)
Unvested at December 31, 2025	522,498	$18.44
Granted	420,650	6.76
Vested	(169,278)	18.59
Forfeited	(37,598)	16.61
Unvested at March 31, 2026	736,272	$11.82
11. Revenue Arrangements
Collaboration and license revenue
Swedish Orphan Biovitrum AB (publ.)
In June 2020, the Company and Sobi entered into the Sobi License, which was subsequently amended in October 2023. Pursuant to the Sobi License, the Company agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the Nanoecapsulated Sirolimus plus Pegadricase, or NASP, formerly known as SEL-212, drug candidate , which is currently in development for the treatment of chronic refractory gout. The NASP drug candidate is a pharmaceutical composition containing a combination of a pegylated uricase known as SEL-037, or the Compound, and nanoparticle-encapsulated form of rapamycin, known as ImmTOR. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay the Company a one-time, upfront payment of $75.0 million. Sobi has also agreed to make milestone payments totaling up to $630.0 million to the Company upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of NASP, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. A more detailed description of the Sobi License and the Company’s evaluation of this agreement under ASC 606 can be found in Note 13, “Revenue Arrangements” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Any proceeds received from milestone payments or royalties relating to the Sobi License would be required to be distributed to holders of CVRs, net of certain deductions.

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
As of March 31, 2026 and December 31, 2025, the Company recorded a receivable of $0.1 million and $0.9 million, respectively, that is subject to reimbursement by NINDS. The Company recognized grant revenue of $0.1 million and $0.7 million during the three months ended March 31, 2026 and 2025, respectively.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of March 31, 2026 and December 31, 2025, there were no unsatisfied performance obligations from contracts with customers.
12. Collaboration and License Agreements
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
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of March 31, 2026. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.
13. Income Taxes
As of March 31, 2026, the Company has not recorded any U.S. federal or state income tax benefits for either the net losses the Company has incurred or its earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
14. Commitments and Contingencies
As of March 31, 2026, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Other
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at the Company. Through March 31,

2026, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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
15. Segment Reporting
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Collaboration and license revenue	$—	$400
Grant revenue	78	700
Total revenue	78	1,100
Less:
Operating expenses:
Descartes-08 for MG	12,135	7,036
Descartes-08 for dermatomyositis	227	—
Early stage programs	355	990
Research and development employee expenses	3,828	3,702
Research and development stock-based compensation expense	949	1,275
Research and development facilities and other expenses	1,969	1,671
General and administrative	7,114	8,315
Other expense (income), net (1)	12,683	(4,179)
Net loss	$(39,182)	$(17,710)

(1) Includes interest income; gain on change in fair value of warrant liabilities; (loss) gain on change in fair value of contingent value right liability; and other expense, net.
16. Subsequent Events
The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the Securities and Exchange Commission, or the SEC, on March 9, 2026. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We incurred net losses of $39.2 million and $17.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $861.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
•continue to advance Descartes-08 for myasthenia gravis, or MG, through Phase 3 development;
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
We believe that our existing cash, cash equivalents, and restricted cash as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Components of our Results of Operations
Collaboration and license revenue
To date, we have not generated any revenue from product sales. Our revenue consists primarily of collaboration and license revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amounts of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For further descriptions of the agreements underlying our collaboration and license revenue, see Note 11, “Revenue Arrangements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
(Loss) gain on change in fair value of contingent value right liability
The contingent value right liability is remeasured quarterly at fair value with the change in fair value recognized as a component of earnings.
Other (expense) income, net
Other (expense) income, net consists of non-operating income and non-operating expenses.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$—	$400	$(400)	(100)%
Grant revenue	78	700	(622)	(89)%
Total revenue	78	1,100	(1,022)	(93)%

Operating expenses:
Research and development	19,463	14,674	4,789	33%
General and administrative	7,114	8,315	(1,201)	(14)%
Total operating expenses	26,577	22,989	3,588	16%

Operating loss	(26,499)	(21,889)	(4,610)	21%

Other (expense) income:
Interest income	1,026	2,015	(989)	(49)%
Gain on change in fair value of warrant liabilities	94	1,818	(1,724)	(95)%
(Loss) gain on change in fair value of contingent value right liability	(13,800)	346	(14,146)	NM
Other expense, net	(3)	—	(3)	NM
Total other (expense) income, net	(12,683)	4,179	(16,862)	NM

Net loss	$(39,182)	$(17,710)	$(21,472)	121%

NM - Not meaningful
Grant revenue
During the three months ended March 31, 2026, we recognized $0.1 million of grant revenue, compared to $0.7 million for the three months ended March 31, 2025, a decrease of $0.6 million. The decrease was primarily due to decreased expenses reimbursable under the grant from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health, or NINDS, incurred during the three months ended March 31, 2026.

Research and development expenses
The following is a comparison of research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Descartes-08 for MG	12,135	7,036	5,099	72%
Descartes-08 for dermatomyositis	227	—	227	NM
Early stage programs	355	990	(635)	(64)%
Research and development employee expenses	3,828	3,702	126	3%
Research and development stock-based compensation expense	949	1,275	(326)	(26)%
Research and development facilities and other expenses	1,969	1,671	298	18%
Total research and development expenses	$19,463	$14,674	$4,789	33%

NM - Not meaningful
For the three months ended March 31, 2026, our research and development expenses were $19.5 million, compared to $14.7 million for the three months ended March 31, 2025, an increase of $4.8 million. The increase was primarily due to an increase in expenses for Descartes-08 for MG, primarily related to the expenses for the ongoing Phase 3 AURORA trial. This increase was partially offset by a decrease in expenses for early stage programs, primarily related to our decision to no longer pursue development of Descartes-08 in systemic lupus erythematosus.
General and administrative expenses
For the three months ended March 31, 2026, our general and administrative expenses were $7.1 million, compared to $8.3 million for the three months ended March 31, 2025, a decrease of $1.2 million. The decrease was primarily the result of lower professional and consulting fees.
Interest income
Interest income for the three months ended March 31, 2026 was $1.0 million, compared to $2.0 million for the three months ended March 31, 2025, a decrease of $1.0 million. The decrease in interest income was due to decreased cash and cash equivalents balance.
Gain on change in fair value of warrant liabilities
For the three months ended March 31, 2026, we recognized $0.1 million of income from the decrease in the fair value of warrant liabilities, compared to $1.8 million of income from the decrease in the fair value of warrant liabilities for the three months ended March 31, 2025, a decrease of $1.7 million. Fair value of warrant liabilities was determined utilizing the Black-Scholes valuation methodology. The decrease in warrant value was primarily driven by a decrease in the per-share price of our common stock and a decrease in the remaining expected life of the warrants.
(Loss) gain on change in fair value of contingent value right liability
For the three months ended March 31, 2026, we recognized $13.8 million of expense associated with the increase in the fair value of the CVR liability, compared to $0.3 million of income from the decrease in the fair value of the CVR liability for the three months ended March 31, 2025, an increase of $14.1 million. The fair value of the CVR liability was determined utilizing a Monte Carlo simulation model. The increase in the fair value of the CVR liability was primarily due to the passage of time.
Other expense, net
During the three months ended March 31, 2026, we recognized immaterial other expense, net, compared to no other expense, net for the three months ended March 31, 2025.
Net loss
Net loss for three months ended March 31, 2026 was $39.2 million as compared to net loss of $17.7 million for the three months ended March 31, 2025, an increase of $21.5 million. The increase in net loss was primarily due to higher expense from the change in the fair value of the CVR liability, an increase in research and development expenses and lower revenue and interest income the three months ended March 31, 2026.
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
Our cash, cash equivalents, and restricted cash were $120.4 million as of March 31, 2026, of which $1.7 million was restricted cash related to lease commitments.
In addition to our existing cash equivalents, we from time to time have received and may receive in the future research and development funding pursuant to our collaboration and license agreements. Currently, funding from payments under our collaboration agreements represent our only source of committed external funds.
The liability associated with the contingent value rights agreement, or CVR Agreement, entered into on December 6, 2023, will be settled solely through cash flow received under the Sobi License (as defined below) and any other Gross Proceeds (as such term is defined in the CVR Agreement) net of certain agreed deductions. Under the CVR Agreement, 100% of all milestone payments, royalties, and other amounts paid to us or our controlled entities under the Sobi License, and any other Gross Proceeds, in each case net of certain agreed deductions, will be distributed to holders of the CVRs. There is no contractual obligation for us to fund any amount related to the CVR liability.
Collaboration and License Agreements
In-licenses
In September 2023, we entered into a non-exclusive, sublicensable, worldwide, perpetual patent license agreement, or the Biogen Agreement, with Biogen MA, Inc., or Biogen, to research, develop, make, use, offer, sell and import products or processes containing or using an engineering T-cell modified with an mRNA comprising, or encoding a protein comprising, certain sequences licensed under the Biogen Agreement for the prevention, treatment, palliation and management of autoimmune diseases and disorders, excluding cancers, neoplastic disorders, and paraneoplastic disorders. We are not obligated to pay Biogen any expenses, fees, or royalties. For further description of the Biogen Agreement, see Note 12, “Collaboration and License Agreements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Effective September 2019, we entered into a non-exclusive, worldwide license agreement, or the NCI Agreement, with the U.S. Department of Health and Human Services, represented by the National Cancer Institute of the National Institutes of Health, or NCI. Under the NCI Agreement, we were granted a license under certain NCI patents and patent applications designated in the agreement, to make, use, sell, offer and import products and processes within the scope of the patents and applications licensed under the NCI Agreement when developing and manufacturing anti-BCMA CAR-T cell products for the treatment of MG, pemphigus vulgaris, and immune thrombocytopenic purpura according to methods designated in the NCI Agreement. In connection with our entry into the NCI Agreement, we paid to NCI a one-time $0.1 million license royalty payment. Under the NCI Agreement, we are further required to pay NCI a low five-digit annual royalty. We must also pay earned royalties on net sales in a low single-digit percentage and pay up to $0.8 million in benchmark royalties upon our achievement of designated benchmarks that are based on the commercial development plan agreed between the parties. For further description of the NCI Agreement, see Note 12, “Collaboration and License Agreements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Out-licenses
In June 2020, we entered into a License and Development Agreement, or as so amended, the Sobi License, with Swedish Orphan Biovitrum AB (publ.), or Sobi. Sobi paid us a one-time, upfront payment of $75 million, and upon the closing of a private placement of our common stock to Sobi at a price of $138.468 per share, we received an additional $25 million from Sobi. We are eligible to receive $630.0 million in milestone payments upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of Nanoecapsulated Sirolimus plus Pegadricase, or NASP, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Sobi has agreed to fund the Phase 3 clinical program of NASP, which commenced in September 2020. In July 2022, we received $10.0 million for the completion of the enrollment of the DISSOLVE II trial. In July 2024, we received $30.0 million for the milestone associated with the initiation of a rolling biologics license application to the FDA for NASP for the potential treatment of chronic refractory gout by Sobi. Proceeds from milestone payments and royalties on sales of NASP, if any, are required to be distributed, net of certain agreed deductions, to holders of the CVRs. For further description of the Sobi License, see Note 11, “Revenue Arrangements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Financings
“At the Market” Sales Agreement
On December 13, 2024, the Company entered into a Sales Agreement, or the Sales Agreement, with Leerink Partners LLC to sell shares of the Company’s common stock, from time to time, through an “at the market” equity offering program under which Leerink Partners LLC acts as sales agent. The shares of common stock sold pursuant to the Sales Agreement will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283803), filed on December 13, 2024 with the SEC and related prospectus supplement, filed on January 8, 2025 with the SEC, for aggregate gross sales proceeds of up to $100.0 million.
During the three months ended March 31, 2026, the Company sold 2,270,712 shares of its common stock pursuant to the Sales Agreement for net proceeds of approximately $14.6 million after commissions and expenses. No shares were sold pursuant to the Sales Agreement during the three months ended March 31, 2025.
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
As of March 31, 2026, we had an accumulated deficit of $861.6 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, and restricted cash as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates.
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
Cash Requirements due to Contractual Obligations and Other Commitments
We are under agreement to lease approximately 32,294 square feet of laboratory and office space in Watertown, Massachusetts through May 2028. Remaining lease payments from March 31, 2026 through the end of the lease term total approximately $6.1 million. Payments made and remaining obligations on this lease liability are subject to potential reimbursement through deductions to CVR distributions as described in Note 5, “Fair Value Measurements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and were reimbursed in the March 2025 CVR distribution.
In November 2023 we acquired two leases for office and laboratory space in Gaithersburg, Maryland, which expire in January 2027. Annualized rent is approximately $0.3 million and remaining lease payments from March 31, 2026 through the end of the lease term total approximately $0.3 million.
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
We are also party to certain license and collaboration agreements with Biogen, NCI, and Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of March 31, 2026, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Payments made and remaining obligations on the license agreement with 3SBio are subject to potential reimbursement through deductions to CVR distributions as described in Note 5, “Fair Value Measurements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Summary of Cash Flows

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash (used in) provided by:
Operating activities	$(22,135)	$(23,108)
Investing activities	(27)	(1,075)
Financing activities	15,671	(8,025)
Effect of exchange rate changes on cash	(7)	32
Net change in cash, cash equivalents, and restricted cash	$(6,498)	$(32,176)
Operating activities
Net cash used in operating activities for the three months ended March 31, 2026 was $22.1 million compared to $23.1 million for the three months ended March 31, 2025. The decrease in cash used in operating activities of approximately $1.0 million was primarily due to $22.2 million of net loss, adjusted for non-cash items, and $0.1 million of cash provided by changes in operating assets and liabilities, in each case during the three months ended March 31, 2026 compared to $16.0 million of net loss, adjusted for non-cash items, and $7.1 million of cash used in changes in operating assets and liabilities during the three months ended March 31, 2025.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2026 was immaterial compared to $1.1 million for the three months ended March 31, 2025, a decrease of approximately $1.1 million. The net cash used in investing activities for the three months ended March 31, 2026 and 2025 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $15.7 million compared to net cash used in financing activities of $8.0 million for the three months ended March 31, 2025, an increase of approximately $23.7 million. The net cash provided by financing activities in the three months ended March 31, 2026 was primarily from $15.4 million in proceeds from sales of our common stock pursuant to the Sales Agreement, net of commissions and expenses. The net cash used in financing activities in the three months ended March 31, 2025 was primarily the result of payments for the CVR distribution.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements refer to Note 2, “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents, and restricted cash of $120.4 million and $126.9 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current policy to hold marketable securities to maturity, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
See the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors previously disclosed in such filings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the fiscal quarter ended March 31, 2026, no officer or director, as defined in Rule 16a-1(f) of the Exchange Act, informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K .

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated November 13, 2023, by and among Selecta Biosciences, Inc., Sakura Merger Sub I, Inc., Sakura Merger Sub II, LLC, and Cartesian Therapeutics, Inc.	8-K	001-37798	2.1	11/13/2023
3.1(a)	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated June 21, 2022	8-K	001-37798	3.1	6/21/2022
3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated November 13, 2023	8-K	001-37798	3.3	11/13/2023
3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Cartesian Therapeutics, Inc., dated March 28, 2024.	8-K	001-37798	3.2	3/28/2024
3.2	Amended and Restated By-laws of Cartesian Therapeutics, Inc.	8-K	001-37798	3.2	10/30/2025
4.1(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-37798	3.4	11/13/2023
4.1(b)	Certificate of Amendment to the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, dated March 26, 2024.	8-K	001-37798	3.1	3/28/2024
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock	8-K	001-37798	3.1	7/2/2024
10.1#	Employment Agreement, dated as of March 26, 2024, by and between the Registrant and Milos Miljkovic, MD.				Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith

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

CARTESIAN THERAPEUTICS, INC.

Date: April 30, 2026	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Blaine Davis
Blaine Davis
Chief Financial Officer
(Principal Financial Officer)