Form 10-Q
period 2026-06-30
Cartesian Therapeutics, Inc.
filed 2026-08-06
CIK 1453687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2026, the registrant had 30,255,352 shares of common stock, par value $0.0001 per share, outstanding.

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
•the availability and use of funds under our Loan Agreement (as defined herein) with K2 HealthVentures LLC, or K2HV;
•our compliance with certain covenants under our Loan Agreement with K2HV that could adversely affect our operations and, in the case of an event of default, could result in us being obligated to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation;
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
•any future payouts under the contingent value rights, or CVR, issued to our holders of record as of the close of business on December 4, 2023; and
•our ability to monetize any of our legacy assets.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$147,606	$125,139
Accounts receivable	196	1,115
Prepaid expenses and other current assets	5,813	3,022
Total current assets	153,615	129,276

Property and equipment, net	11,311	12,185
Right-of-use assets, net	5,124	5,601
In-process research and development asset	93,900	93,900
Goodwill	48,163	48,163
Long-term restricted cash	1,735	1,735
Long-term prepaid expenses and other assets	4,780	5,551
Total assets	$318,628	$296,411

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,046	$1,288
Accrued expenses and other current liabilities	15,142	9,498
Lease liabilities	4,197	4,151
Warrant liability	165	—
Total current liabilities	20,550	14,937

Lease liabilities, net of current portion	6,805	8,525
Warrant liability, net of current portion	—	141
Long-term debt, net	52,851	—
Contingent value rights liability	356,700	392,100
Deferred tax liabilities, net	6,948	6,948
Total liabilities	443,854	422,651
Commitments and contingencies (Note 15)

Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 112,164.533 and 134,904.563 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 98,050.372 and 120,790.402 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Series B Preferred Stock, $0.0001 par value; 437,927 shares authorized as of June 30, 2026 and December 31, 2025; 437,927 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Preferred stock, $0.0001 par value; 9,449,908.467 and 9,427,168.437 shares authorized as of June 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 30,037,962 and 26,011,106 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	725,165	700,706
Accumulated deficit	(845,786)	(822,373)
Accumulated other comprehensive loss	(4,608)	(4,576)
Total stockholders’ deficit	(125,226)	(126,240)
Total liabilities and stockholders’ deficit	$318,628	$296,411
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Collaboration and license	$—	$—	$—	$400
Grant	—	298	78	998
Total revenues	—	298	78	1,398

Operating expenses:
Research and development	20,431	14,869	39,894	29,543
General and administrative	8,724	7,240	15,838	15,555
Total operating expenses	29,155	22,109	55,732	45,098

Operating loss	(29,155)	(21,811)	(55,654)	(43,700)

Other income (expense):
Interest income	1,103	1,748	2,129	3,763
Interest expense	(852)	—	(852)	—
(Loss) gain on change in fair value of warrant liability	(118)	654	(24)	2,472
Loss on change in fair value of embedded derivative	(4,535)	—	(4,535)	—
Gain on change in fair value of contingent value rights liability	49,200	35,300	35,400	35,646
Other income (expense), net	126	(5)	123	(5)
Total other income, net	44,924	37,697	32,241	41,876

Net income (loss)	$15,769	$15,886	$(23,413)	$(1,824)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(25)	12	(32)	44
Total comprehensive income (loss)	$15,744	$15,898	$(23,445)	$(1,780)

Net income (loss) allocable to shares of common stock:
Net income (loss)	$15,769	$15,886	(23,413)	(1,824)
Less: Undistributed earnings allocable to participating securities	(2,049)	(2,628)	—	—
Net income (loss) allocable to shares of common stock - basic and diluted	$13,720	$13,258	$(23,413)	$(1,824)

Net income (loss) per share allocable to common stockholders:
Basic	$0.47	$0.51	$(0.83)	$(0.07)
Diluted	$0.46	$0.50	$(0.83)	$(0.07)
Weighted-average common shares outstanding:
Basic	29,467,130	25,980,262	28,142,256	25,941,670
Diluted	29,860,880	26,447,251	28,142,256	25,941,670
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit
(Amounts in thousands, except share data)

	Series A		Series B				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ deficit
	Preferred Stock		Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	120,790.402	$—	437,927	$—	26,011,106	$3	$700,706	$(822,373)	$(4,576)	$(126,240)
Issuance of common stock upon exercise of options	—	—	—	—	93,632	—	304	—	—	304
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	169,278	—	—	—	—	—
Issuance of common stock through at the market offering, net of commissions and expenses	—	—	—	—	2,270,712	—	14,584	—	—	14,584
Stock-based compensation expense	—	—	—	—	—	—	2,423	—	—	2,423
Currency translation adjustment	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	(39,182)	—	(39,182)
Balance at March 31, 2026	120,790.402	$—	437,927	$—	28,544,728	$3	$718,017	$(861,555)	$(4,583)	$(148,118)
Conversion of Series A Preferred Stock to common stock	(22,740.030)	—	—	—	758,001	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	192,209	—	373	—	—	373
Issuance of common stock through at the market offering, net of commissions and expenses	—	—	—	—	543,024	—	4,692	—	—	4,692
Stock-based compensation expense	—	—	—	—	—	—	2,083	—	—	2,083
Currency translation adjustment	—	—	—	—	—	—	—	—	(25)	(25)
Net income	—	—	—	—	—	—	—	15,769	—	15,769
Balance at June 30, 2026	98,050.372	$—	437,927	$—	30,037,962	$3	$725,165	$(845,786)	$(4,608)	$(125,226)
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

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(23,413)	$(1,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,394	1,745
Non‑cash lease expense	477	371
Stock‑based compensation expense	4,506	5,787
Non‑cash interest expense	355	—
Loss (gain) on change in fair value of warrant liability	24	(2,472)
Loss on change in fair value of embedded derivative	4,535	—
Gain on change in fair value of contingent value rights liability	(35,400)	(35,646)
Changes in operating assets and liabilities:
Accounts receivable	919	518
Prepaid expenses and other assets	(89)	(5,124)
Accounts payable	(463)	231
Accrued expenses and other liabilities	3,938	(4,215)
Net cash used in operating activities	(43,217)	(40,629)
Cash flows from investing activities
Purchases of property and equipment	(299)	(3,670)
Net cash used in investing activities	(299)	(3,670)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net	46,030	—
Equity offering costs	—	(479)
Proceeds from exercise of stock options	677	268
Proceeds from at the market offering, net of commissions and expenses	19,308	—
Distribution of contingent value rights	—	(7,754)
Net cash provided by (used in) financing activities	66,015	(7,965)
Effect of exchange rate changes on cash	(32)	44
Net change in cash, cash equivalents, and restricted cash	22,467	(52,220)
Cash and cash equivalents at beginning of period	126,874	214,279
Cash and cash equivalents at end of period	$149,341	$162,059
Supplemental cash flow information
Cash paid for interest	$—	$—
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$221	$688
Equity offering costs in accrued liabilities	$32	$—
Fair value of embedded derivative recorded in connection with long-term debt	$7,405	$—
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
Liquidity and Management’s Plan
As of June 30, 2026, the Company had an accumulated deficit of $845.8 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain and sustain profitable operations. The successful development of product candidates requires substantial working capital, which may not be available to the Company on favorable terms or at all.
As of June 30, 2026, the Company’s cash, cash equivalents, and restricted cash were $149.3 million, of which $1.7 million was restricted cash related to lease commitments. The Company believes the cash, cash equivalents and restricted cash as of June 30, 2026 will enable it to fund its current planned operations for at least the next 12 months from the filing of this Quarterly Report.
On May 22, 2026, the Company entered into the Loan Agreement (as defined below) with K2HV (as defined below), providing for Term Loan Facility (as defined below) with aggregate commitments of up to $150.0 million available in four tranches, subject to the satisfaction of certain conditions precedent. As of June 30, 2026, the Company has borrowed $50.0 million under the Loan Agreement. See Note 9, “Debt” for more information.
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

2. Summary of Significant Accounting Policies
Basis of presentation and consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Selecta (RUS), LLC, or Selecta (RUS), a Russian limited liability corporation, and Cartesian Bio, LLC, a Delaware limited liability company, which is a variable interest entity for which the Company is the primary beneficiary and have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the relevant Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB. All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 9, 2026. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of June 30, 2026, the consolidated results of operations for the three and six months ended June 30, 2026, and cash flows for the six months ended June 30, 2026. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.
Significant accounting policies
The Company disclosed its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Other than described below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers many factors in selecting appropriate financial accounting policies and controls, and bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: estimated accrued research and development expenses, stock-based compensation expense, estimated fair value of the liability-classified warrants, estimated fair value of the embedded derivative and estimated fair value of the CVRs. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, warrants to purchase common stock, derivatives and contingent value rights. The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate their estimated fair value due to their short-term maturities.
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
To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of warrant, the embedded derivative and contingent value rights liabilities are determined using Level 3 inputs.
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
Debt
The Company accounts for debt in accordance with ASC 470, Debt with Conversion and Other Options and ASC 835-30, Interest - Imputation of Interest. Debt is initially recognized at its carrying amount, net of unamortized debt issuance costs and debt discounts. Debt issuance costs and debt discounts allocated to outstanding debt, including original issue discount and any discount arising from the allocation of proceeds to bifurcated embedded features, are presented as a direct deduction from the carrying amount of the debt and are amortized to interest expense over the contractual term of the debt using the effective interest method. Debt issuance costs and debt discounts allocated to future, potential principal amounts are treated as financial commitment assets and deferred, and are amortized straight line over the contractual term of the debt. If the potential principal becomes outstanding debt, the remaining outstanding balance of the related deferred costs are re-classified as a direct deduction from the carrying amount of the debt and are amortized to interest expense over the contractual term of the debt using the effective interest method. If the debt includes a final payment fee, that fee is treated as part of the debt’s effective yield and recognized as interest expense using the effective interest method over the term of the borrowing through accretion of the amount of the final payment fee as part of the total carrying value of the debt. Interest expense includes stated contractual interest, amortization of debt issuance costs, debt discounts, deferred debt issuance costs and deferred debt discounts, and accretion of any final payment fee.
Derivatives
The Company evaluates features embedded in debt agreements to determine whether bifurcation as a derivative instrument is required under ASC 815, Derivatives and Hedging. If bifurcation is required, the embedded derivative is recorded separately at fair value at inception, with an offsetting debt discount recorded against the related debt, and is subsequently remeasured to fair value at each reporting date with changes in fair value recognized in earnings. In circumstances where an embedded conversion option in a convertible instrument requires bifurcation and there are also other embedded derivative features in the convertible instrument that require bifurcation, the bifurcated derivative features are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not settlement of the derivative instrument could require the Company to use current assets or record or relieve a current liability at the end of each reporting period.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (ASU 2025-12), which addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to U.S. GAAP. The update represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 Earnings Per Share retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2025-12 on its consolidated financial statements and related disclosures.
3. Goodwill and Indefinite-Lived Intangible Assets
As of June 30, 2026, the Company has goodwill of approximately $48.2 million and an indefinite-lived intangible asset of $93.9 million related to Descartes-08 for MG.
There were no changes to the carrying value of the Company’s goodwill or in-process research and development asset related to Descartes-08 for MG during the six months ended June 30, 2026 and 2025.

4. Net Income (Loss) Per Share Allocable to Common Stockholders
The following table sets forth the computation of basic and diluted net income (loss) per share allocable to common stockholders for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerators:
Net income (loss)	$15,769	$15,886	$(23,413)	$(1,824)
Less: Undistributed earnings allocable to participating securities	(2,049)	(2,628)	—	—
Net income (loss) allocable to shares of common stock - basic and diluted	$13,720	$13,258	$(23,413)	$(1,824)

Denominators:
Weighted-average common shares outstanding - basic	29,467,130	25,980,262	28,142,256	25,941,670
Dilutive effect of employee equity incentive plans	393,750	466,989	—	—
Weighted-average common shares outstanding - diluted	29,860,880	26,447,251	28,142,256	25,941,670

Net income (loss) per share allocable to common stockholders:
Basic	$0.47	$0.51	$(0.83)	$(0.07)
Diluted	$0.46	$0.50	$(0.83)	$(0.07)
The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net income (loss) per share allocable to common stockholders for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock options and restricted stock units	2,939,964	2,336,681	4,020,722	3,030,053
Warrants to purchase common stock	692,272	692,523	692,272	692,523
Series A Preferred Stock	3,268,345	4,026,346	3,268,345	4,026,346
Series B Preferred Stock	437,927	437,927	437,927	437,927
Conversion Option (See Note 5)	605,869	—	605,869	—
Total	7,944,377	7,493,477	9,025,135	8,186,849

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$146,630	$146,630	$—	$—
Total assets	$146,630	$146,630	$—	$—

Liabilities:
Warrant liability	$165	$—	$—	$165
Embedded derivative	11,940	—	—	11,940
Contingent value rights liability	356,700	—	—	356,700
Total liabilities	$368,805	$—	$—	$368,805

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash equivalents)	$122,724	$122,724	$—	$—
Total assets	$122,724	$122,724	$—	$—

Liabilities:
Warrant liability	$141	$—	$—	$141
Contingent value rights liability	392,100	—	—	392,100
Total liabilities	$392,241	$—	$—	$392,241
There were no transfers within the fair value hierarchy during the six months ended June 30, 2026 or the year ended December 31, 2025.
Cash, Cash Equivalents, and Restricted Cash
As of June 30, 2026 and December 31, 2025, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of June 30, 2026, the Company had restricted cash balances relating to secured letters of credit in connection with its real estate leases. The Company’s consolidated statements of cash flows include the following as of June 30, 2026 and 2025 (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$147,606	$160,324
Long-term restricted cash	1,735	1,735
Total cash, cash equivalents, and restricted cash	$149,341	$162,059
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
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

	June 30, 2026	December 31, 2025
Risk-free interest rate	4.01%	3.48%
Dividend yield	—	—
Expected life (in years)	0.78	1.28
Expected volatility	92.40%	87.36%
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liabilities (see Note 10, “Equity” to these unaudited consolidated financial statements) for the six months ended June 30, 2026 (in thousands):

Warrant liability
Fair value as of December 31, 2025	$141
Change in fair value	24
Fair value as of June 30, 2026	$165
Embedded Derivative
The Company evaluated the Loan Agreement (as defined below) for embedded features that require separate accounting as derivatives. The Company identified the Conversion Option (as defined below) and certain default, acceleration, indemnification and contingent payment features as embedded derivatives that require bifurcation, collectively referred to as the Compound Derivative. Other features, including prepayment rights, the variable interest rate with a floor, rights to invest in a future qualified financing and beneficial ownership limits, did not require bifurcation because they were either not applicable, clearly and closely related to the debt host, or qualified for a scope exception.
The Company assessed the fair value of the Compound Derivative based on the probability, timing and magnitude of potential cash flows associated with each bifurcated feature. Based on the contingent nature of the triggering events, the absence of known triggering events as of the Closing Date (as defined below) and June 30, 2026, and the Company’s compliance with the terms of the Loan Agreement, the Company determined that the fair value of the Compound Derivative liability was primarily attributable to the Conversion Option. The fair value of the remaining bifurcated features was not material as of the Closing Date or June 30, 2026.
The Company estimated the fair value of the Conversion Option using a Black-Scholes model. The valuation is classified as Level 3 in the fair value hierarchy because it uses significant unobservable inputs, including the Company’s stock price, expected term and volatility. Variations in the inputs included below may result in materially different fair value measurements depending on the conditions or assumptions applied. Increases or decreases in the underlying stock price, expected term and expected volatility generally result in corresponding changes in the estimated fair value.

The estimated fair value of the Conversion Option was determined using the following inputs to the Black-Scholes model:
•Estimated fair value of the underlying common stock. The Company estimates the fair value of the common stock based on the closing stock price as of the applicable valuation date.
•Strike price. The Company uses the most favorable conversion price associated with the Conversion Option.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury at the valuation date commensurate with the expected remaining life assumption.
•Dividend rate. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.
•Expected life. The Company estimated an expected life of the Conversion Option which primarily considers the contractual remaining life of the Term Loan Facility, but also considers stock price trends and if the Conversion Option is in or out of the money.
•Expected Volatility. The Company estimates stock price volatility based on the Company’s historical volatility for a period of time commensurate with the expected remaining life of the Conversion Option.
The following table sets forth the inputs to the Black-Scholes models that were used to value the Conversion Option as of the Closing Date and June 30, 2026:

	June 30, 2026	May 22, 2026
Stock price	$10.42	$6.75
Strike price	$8.2526	$8.2526
Risk-free interest rate	4.14%	4.21%
Dividend yield	—	—
Expected life (in years)	2.5	3.69
Expected volatility	97.26%	89.94%
The Compound Derivative is not designated as a hedging instrument and is accounted for separately from the host debt instrument. The Compound Derivative is remeasured at each reporting date, with changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss). The fair value of the Compound Derivative is included within “Long-term debt” in the consolidated balance sheet as of June 30, 2026.
In connection with the Loan Agreement and as a result of the Compound Derivative, the Company recognized a debt discount and a corresponding derivative liability for the Compound Derivative, based on an initial estimated fair value of approximately $7.4 million. The discount will be amortized to interest expense over the term of the Loan Agreement using the effective interest method.
The following table reflects a roll-forward of fair value for the Company’s Level 3 Compound Derivative for the six months ended June 30, 2026 (in thousands):

Compound Derivative
Fair value as of December 31, 2025	$—
Initial recognition on the Closing Date	7,405
Change in fair value	4,535
Fair value as of June 30, 2026	$11,940
Contingent Value Rights
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

	June 30, 2026	December 31, 2025
Estimated cash flow dates	2027 - 2038	2026 - 2037
Estimated probability of success	95.0% - 100.0%	95.0% - 100.0%
Expected volatility of future revenues	23.0%	23.0%
The following table reflects a roll-forward of fair value for the Company’s Level 3 CVR liability for the six months ended June 30, 2026 (in thousands):

CVR liability
Fair value as of December 31, 2025	$392,100
Change in fair value	(35,400)
Fair value as of June 30, 2026	$356,700
Assets and Liabilities Not Recorded at Fair Value
The Company's Term Loan Facility (as defined below) is carried at amortized cost. The fair value of the Term Loan Facility, including the Compound Derivative, was estimated to be $54.2 million as of June 30, 2026. The fair value was determined using a combination of a discounted cash flow analysis for the Term Loan Facility’s’ contractual payments, combined with the fair value of the Compound Derivative, See Note 9 “Debt” to these unaudited consolidated financial statements for more information. The Company classifies the fair value of the Term Loan Facility within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$9,416	$8,419
Computer equipment and software	417	417
Leasehold improvements	6,827	4,177
Furniture and fixtures	307	269
Office equipment	170	170
Construction in process	301	3,466
Total property and equipment	17,438	16,918
Less: Accumulated depreciation	(6,127)	(4,733)
Property and equipment, net	$11,311	$12,185
Depreciation expense was $0.8 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Payroll and employee related expenses	$2,641	$3,985
Collaboration and licensing	1,044	320
Accrued patent fees	147	205
Accrued research and development costs	7,955	2,521
Accrued professional and consulting services	2,528	2,059
Accrued interest	497	—
Accrued equity offering costs	32	30
Other	298	378
Accrued expenses	$15,142	$9,498
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
For the three and six months ended June 30, 2026 and 2025, the components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$569	$571	$1,153	$1,155
Variable lease cost	419	426	850	832
Short-term lease cost	90	8	94	19
Less: Sublease income	(132)	—	(132)	—
Total lease cost	$946	$1,005	$1,965	$2,006
The maturity of the Company’s operating lease liabilities as of June 30, 2026 were as follows (in thousands):

June 30, 2026
2026 (remainder)	$2,390
2027	4,554
2028	2,529
2029	1,630
2030	1,679
Thereafter	852
Total future minimum lease payments	13,634
Less: Imputed interest	2,632
Total operating lease liabilities	$11,002
Other information related to operating leases was as follows:

	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,351	$1,415
Weighted-average remaining lease term	3.5 years	4.2 years
Weighted-average discount rate	12.3%	11.8%
The changes in the Company’s right-of-use assets and lease liabilities for the six months ended June 30, 2026 and 2025 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
9. Debt
Loan and Security Agreement with K2 HealthVentures LLC
On May 22, 2026, or the Closing Date, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV, as administrative agent, certain financial institutions party thereto as lenders (including K2HV) and Ankura Trust Company, LLC, as collateral trustee. The Loan Agreement provides for a senior secured term loan facility with aggregate commitments of up to $150.0 million available in four tranches, or the Term Loan Facility, comprised of:
•a first tranche term loan in an aggregate principal amount of $50.0 million, funded on the Closing Date, or the First Tranche;
•a second tranche term loan in an aggregate principal amount of $25.0 million, available to be drawn between January 1, 2027 and December 1, 2027 subject to the Company’s achievement of specified clinical and financing milestones on or prior to December 1, 2027, or the Second Tranche;
•a third tranche term loan in an aggregate principal amount of $25.0 million, available to be drawn between January 1, 2028 and June 1, 2028 subject to the Company’s achievement of specified approval and sales milestones on or prior to June 1, 2028, or the Third Tranche; and
•a fourth tranche term loan in an aggregate principal amount of up to $50.0 million, available in the lenders’ sole discretion.
The Term Loan Facility bears interest at a variable annual rate equal to the greater of (i) 8.95% and (ii) the prime rate as quoted in The Wall Street Journal plus 2.20%, payable monthly in arrears on the first calendar day of each month. The Term Loan Facility matures on June 1, 2030 and provides for interest-only payments for the first 36 months following the Closing Date, followed by 12 equal monthly payments of principal and interest commencing on the amortization date of July 1, 2029.
The Company may, at its option, prepay all, but not less than all, of the outstanding principal balance together with accrued and unpaid interest and all amounts then due under the Loan Agreement, subject to a prepayment premium and an end of term fee. In addition, prior to repayment in full of the Term Loan Facility, the lenders may jointly elect to convert up to $15.0 million of the outstanding principal into shares of the Company’s common stock, and/or certain other securities issued in a qualifying financing, or the Conversion Shares, subject to a $5.0 million conversion limit prior to the first anniversary of the Closing Date, at a conversion price equal to, at the lenders’ election, either (i) if the relevant Conversion Shares are common stock, $8.2526 per share of common stock or (ii) if the relevant Conversion Shares are shares of common stock or other securities issued in a qualifying financing, the lowest effective price per share or other security in the Company’s next qualified financing; provided, that to the extent such securities issued in a qualifying financing are convertible securities, the conversion price shall equal $1.00 for each $1.00 of notional principal represented by such convertible securities, or the Conversion Option. No prepayment premium applies to principal amounts converted into equity. The Loan Agreement also provides the lenders with certain registration rights, a right to participate in future qualified financings of the Company up to an aggregate of $5.0 million, and customary conversion mechanics and beneficial ownership limitations. As of June 30, 2026, no portion of the outstanding principal had been converted into equity.
Beginning April 1, 2027, the Loan Agreement requires the Company to maintain a minimum unrestricted cash balance at all times when the Company’s market capitalization is less than $750.0 million of at least 80% of the Company’s outstanding obligations to the lenders, subject to reduction to 50% upon achievement of the Second Tranche Milestone, as defined in the Loan Agreement, and will revert to 80% if the Third Tranche Milestone, as defined in the Loan Agreement, is not achieved by the applicable date. Beginning on January 1, 2029, the Loan Agreement requires the Company to maintain compliance with a minimum trailing three-month net product revenue covenant of $40.0 million, tested as of the last day of each calendar quarter, with required quarter-over-quarter growth.

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. The Loan Agreement contains customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, dividends, investments, asset sales, repurchase of equity, certain affiliate transactions, changes of control, mergers or acquisitions, as well as customary events of default. The Loan Agreement contemplates that the Company’s existing and future material domestic subsidiaries will be required to become co-borrowers or guarantors and to grant a security interest in their assets to secure the obligations under the Loan Agreement. As of June 30, 2026, the Company was in compliance with all covenants under the Loan Agreement.
In connection with the initial borrowing, the Company recognized a $7.4 million debt discount associated with the Compound Derivative, incurred approximately $2.8 million of debt issuance costs and an approximately $1.2 million original issue discount. The amortized cost of the Compound Derivative is included within “Long-term debt” in the consolidated balance sheet as of June 30, 2026. The debt issuance costs and original issue discount were allocated among the funded and contingent borrowing tranches, of which approximately $1.4 million and $0.6 million were allocated to the First Tranche, respectively, and the amortized cost is included within “Long-term debt” in the consolidated balance sheet as of June 30, 2026. The remaining $1.4 million and $0.6 million were allocated to Second Tranche and Third Tranche, respectively, and are deferred within “Long-term prepaid expenses and other assets” in the consolidated balance sheet as of June 30, 2026, and until the related tranche is funded. Deferred debt issuance costs and original issue discount are amortized to interest expense over the term of the Loan Agreement using the straight-line method.
The Company is also required to pay a final payment fee equal to 6.95% of funded principal, or approximately $3.5 million based on the amount funded as of June 30, 2026, which is accreted to interest expense over the term of the Loan Agreement using the effective interest method.
Outstanding debt consisted of the following (in thousands):

June 30, 2026
Term Loan Facility principal	$50,000
Add: Compound Derivative measured at fair value	11,940
Add: accreted final payment fee	81
Less: unamortized Compound Derivative discount	(7,232)
Less: unamortized debt issuance costs	(1,371)
Less: unamortized original issue discount	(567)
Long-term debt, net	$52,851
The following table provides the components of interest expense (in thousands):

Three and Six Months Ended June 30, 2026
Contractual interest	$497
Amortization of Compound Derivative discount	173
Amortization of debt issuance costs	33
Amortization of original issue discount	14
Accretion of final payment fee	81
Amortization of deferred debt issuance costs	38
Amortization of deferred original issue discount	16
Total interest expense	$852
For the six months ended June 30, 2026, the effective interest rate for the Term Loan Facility was approximately 17.7%.

Future principal payments, excluding contractual interest but including the final payment fee of approximately $3.5 million, in connection with the Loan Agreement as of June 30, 2026 are as follows (in thousands):

June 30, 2026
2026 (remainder)	$—
2027	—
2028	—
2029	28,586
2030	24,889
Total principal payments including final payment fee	$53,475
10. Equity
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
During the six months ended June 30, 2026, the Company sold 2,813,736 shares of its common stock pursuant to the Sales Agreement for net proceeds of approximately $19.3 million after commissions and expenses. As of June 30, 2026, approximately $78.9 million remains available under the at the market program. There were no shares sold pursuant to the Sales Agreement during the six months ended June 30, 2025.
Warrants
During the six months ended June 30, 2026, there were no warrants issued, exercised, or cancelled. The following is a summary of the Company’s warrants as of June 30, 2026:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted-average exercise price
Outstanding at June 30, 2026	6,560	685,712	692,272	$46.76
See Note 11, “Equity” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the terms related to the Company’s warrants.
Preferred Stock
As of June 30, 2026, the Company had 98,050 shares of Series A Preferred Stock and 437,927 shares of Series B Preferred Stock issued and outstanding, respectively, which together are convertible into an aggregate of 3,706,272 shares of common stock.
In April 2026, 22,740 shares of Series A Preferred Stock were converted into 758,001 shares of common stock.

Reserved Shares
The Company has reserved shares of common stock for future issuance as of June 30, 2026 as follows:

June 30, 2026
Exercise of warrants	692,272
Shares available for future stock incentive awards	4,457,032
Common stock options reserved for issuance	10,000
Unvested restricted stock units	648,078
Outstanding common stock options	3,362,644
Series A Preferred Stock	3,268,345
Series B Preferred Stock	437,927
Conversion Option	605,869
Shares reserved for issuance under the at the market offering	36,600
Total	13,518,767
11. Stock Incentive Plans
In June 2016, the Company’s stockholders approved the 2016 Incentive Award Plan, or the 2016 Plan, which initially authorized 40,341 shares of common stock for future issuance under the 2016 Plan. Pursuant to the terms of the 2016 Plan, the Board of Directors is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board of Directors or executive officers of the Company the authority to grant options and restricted stock units. The Board of Directors established a Stock Option Committee which is authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2026, the number of shares of common stock that may be issued under the 2016 Plan was increased by 1,040,444. As of June 30, 2026, 3,410,201 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan, was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which initially authorized 39,166 shares of its common stock for issuance. In June 2026, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 750,000 shares of the Company’s common stock for issuance thereunder. As of June 30, 2026, there were 942,751 shares available for future grant under the 2018 Inducement Incentive Award Plan.
On November 2023, the Company assumed the 2016 Stock Incentive Plan, or the Old Cartesian Plan, of the then private company that merged with the Company in November 2023, or Old Cartesian. The Old Cartesian Plan permits the granting of options or restricted stock to employees, officers, directors, consultants and advisors to the Company. The unvested common stock options and Series A Preferred Stock options assumed by the Company generally vest over a four-year period. Additionally, the stock options granted have a contractual term of ten years and only full shares can be exercised as per the individual award agreements. As of June 30, 2026, there were 58,285 shares available for future grant under the Old Cartesian Plan.
The outstanding stock options to purchase Old Cartesian common stock were converted into stock options to purchase 776,865 shares of common stock and 14,112.299 shares of Series A Preferred Stock of the Company. The replacement awards that were issued as a part of the assumption of the Old Cartesian Plan resulted in $2.6 million attributed to post-combination service to be recognized as stock-based compensation expense over the remaining terms of the replacement awards, of which less than $0.1 million and $0.2 million was recognized during the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $0.4 million was recognized during the six months ended June 30, 2026 and 2025, respectively, as research and development expense in the consolidated statements of operations and comprehensive income (loss).
Stock-Based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive income (loss), was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$614	$1,810	$1,563	$3,085
General and administrative	1,469	1,469	2,943	2,702
Total stock-based compensation expense	$2,083	$3,279	$4,506	$5,787
Stock Options
The estimated grant date fair values of stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.18%	4.05%	3.94%	4.42%
Dividend yield	—	—	—	—
Expected term (in years)	6.00	6.15	5.97	6.20
Expected volatility	89.10%	95.12%	92.55%	97.21%
Weighted-average fair value of common stock	$6.33	$11.80	$6.79	$16.89
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
The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2026 and 2025 was $4.80 and $9.32, respectively, and $5.23 and $13.56 during the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, total unrecognized compensation expense related to unvested common stock options was approximately $12.6 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.
The following table summarizes the stock option activity under the 2016 Plan, the 2018 Inducement Incentive Award Plan, and the Old Cartesian Plan for options for common stock:

	Number of Common Stock Options	Weighted-average Exercise Price ($)	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	2,463,747	$13.72	6.41	$2,962
Granted	1,680,200	$6.68
Reserved for issuance	(10,000)	$1.41
Exercised	(278,341)	$2.34
Forfeited	(492,962)	$14.42
Outstanding at June 30, 2026	3,362,644	$11.08	8.11	$8,604

Vested at June 30, 2026	974,036	$12.97	5.64	$2,601
Vested and expected to vest at June 30, 2026	3,013,426	$11.23	7.98	$7,674
Restricted Stock Units
During the six months ended June 30, 2026, the Company granted 420,650 restricted stock unit awards with a weighted-average fair value of $6.76 per share based on the closing price of the Company’s common stock on the date of grant under the 2016 Plan, which generally vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock unit awards based on historical experience.
Unrecognized compensation expense related to the restricted stock units was approximately $5.2 million as of June 30, 2026, which is expected to be recognized over a weighted-average period of approximately 2.8 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and the Old Cartesian Plan:

	Number of Shares	Weighted-average Grant Date Fair Value ($)
Unvested at December 31, 2025	522,498	$18.44
Granted	420,650	6.76
Vested	(169,278)	18.59
Forfeited	(125,792)	13.12
Unvested at June 30, 2026	648,078	$11.85
12. Revenue Arrangements
Collaboration and license revenue
Swedish Orphan Biovitrum AB (publ.)
In June 2020, the Company and Sobi entered into the Sobi License, which was subsequently amended in October 2023. Pursuant to the Sobi License, the Company agreed to grant Sobi an exclusive, worldwide (except as to Greater China) license to develop, manufacture and commercialize the Nanoecapsulated Sirolimus plus Pegadricase, or NASP, formerly known as SEL-212, drug candidate, which is currently in development for the treatment of chronic refractory gout. The NASP drug candidate is a pharmaceutical composition containing a combination of a pegylated uricase known as SEL-037, or the Compound, and nanoparticle-encapsulated form of rapamycin, known as ImmTOR. Pursuant to the Sobi License, in consideration of the license, Sobi agreed to pay the Company a one-time, upfront payment of $75.0 million. Sobi has also agreed to make milestone payments totaling up to $630.0 million to the Company upon the achievement of various development and regulatory milestones and, if commercialized, sales thresholds for annual net sales of NASP, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. A more detailed description of the Sobi License and the Company’s evaluation of this agreement under ASC 606 can be found in Note 13, “Revenue Arrangements” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Any proceeds received from milestone payments or royalties relating to the Sobi License would be required to be distributed to holders of CVRs, net of certain deductions.

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
Grant revenue
National Institute of Neurological Disorders and Stroke of the National Institutes of Health
In June 2024, the Company received funding approval from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health, or NINDS, for an award of $1.5 million granted for the budget period, which ran from June 2024 through May 2025. In June 2025, the Company received funding approval from NINDS for an additional award of $1.5 million granted for the budget period that ran from June 2025 through May 2026. The funding was provided by NINDS to further the Company’s use of RNA-based CAR-T cells to combat autoantibody-associated autoimmune disorders. Grant funding is to be used solely for manufacturing of RNA-based CAR-T cells and analysis of samples to inform mechanism of action. The award period ran through May 31, 2026. The Company will recognize grant revenue when expenses reimbursable under the grant have been incurred.
As of June 30, 2026, the award period has ended, there is no outstanding receivable and there is no further amount subject to reimbursement by NINDS. As of December 31, 2025, the Company recorded a receivable of $0.9 million that is subject to reimbursement by NINDS. The Company recognized no grant revenue and grant revenue of $0.1 million during the three and six months ended June 30, 2026, respectively. The Company recognized grant revenue of $0.2 million and $0.9 million during the three and six months ended June 30, 2025, respectively.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of June 30, 2026 and December 31, 2025, there were no unsatisfied performance obligations from contracts with customers.
13. Collaboration and License Agreements
WestGene Biopharma Co., Ltd.
On June 8, 2026, the Company entered into a license agreement, or the WestGene Agreement, with WestGene Biopharma Co., Ltd., or WestGene, to support the development of in vivo CAR-T-cell therapies for autoimmune diseases. Under the WestGene Agreement, WestGene granted the Company a non-exclusive, worldwide license, with the right to grant sublicenses, to certain technology and related intellectual property for the research, development, manufacture and commercialization of licensed products.
WestGene is responsible for performing certain development, manufacturing and related support activities pursuant to an agreed development plan and budget. The Company is responsible for funding such activities and generally controls future development, regulatory, commercialization and sublicensing activities for licensed products.
In consideration for the rights granted under the WestGene Agreement, the Company is obligated to make an upfront payment and to fund specified development activities. The WestGene Agreement also provides for potential development, regulatory and sales-based milestone payments, royalties on net sales of licensed products and certain sublicense revenue-sharing payments, in each case subject to the terms of the WestGene Agreement.
The Company accounts for amounts incurred under the WestGene Agreement based on the nature of the underlying activities. Upfront and development-stage payments that relate to research and development activities are recognized as research and development expense as incurred or as the related services are received. Amounts paid in advance of performance are recorded as prepaid research and development costs to the extent the Company retains a substantive right to future services. Contingent milestone, royalty and sublicense revenue-sharing payments are recognized when the related payment obligations are achieved or otherwise become payable under the WestGene Agreement.
During the three and six months ended June 30, 2026, the Company recognized $0.8 million in research and development expense. No development, regulatory or sales-based milestones had been achieved and the Company has not recognized any royalty expense or sublicense revenue-sharing expense as of June 30, 2026.

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
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of June 30, 2026. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.
14. Income Taxes
As of June 30, 2026, the Company has not recorded any U.S. federal or state income tax benefits for either the net losses the Company has incurred or its earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
15. Commitments and Contingencies
As of June 30, 2026, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Other
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at the Company. Through June 30, 2026, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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

16. Segment Reporting
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Collaboration and license revenue	$—	$—	$—	$400
Grant revenue	—	298	78	998
Total revenue	—	298	78	1,398
Less:
Operating expenses:
Descartes-08 for MG	12,465	5,035	24,600	12,071
Descartes-08 for dermatomyositis	236	—	463	—
Early stage programs	971	1,715	1,326	2,705
Research and development employee expenses	4,027	4,254	7,855	7,956
Research and development stock-based compensation expense	614	1,810	1,563	3,085
Research and development facilities and other expenses	2,118	2,055	4,087	3,726
General and administrative	8,724	7,240	15,838	15,555
Other (income) expense, net (1)	(44,924)	(37,697)	(32,241)	45,098
Net income (loss)	$15,769	$15,886	$(23,413)	$(1,824)

(1) Includes interest income; interest expense; (loss) gain on change in fair value of warrant liability; loss on change in fair value of embedded derivative; gain on change in fair value of contingent value rights liability; and other income (expense), net.

17. Subsequent Events
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
Financial Operations
To date, we have financed our operations primarily through public offerings and private placements of our securities, funding received from research grants, collaboration and license arrangements and credit facilities. We do not have any products approved for sale and have not generated any product sales.
We incurred net losses of $23.4 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $845.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
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
Until we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. We may be unable to raise capital when needed or on reasonable terms, if at all, which would force us to delay, limit, reduce or terminate our product development or future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.
We believe that our existing cash, cash equivalents, and restricted cash as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Components of our Results of Operations
Collaboration and license revenue
To date, we have not generated any revenue from product sales. Our revenue consists primarily of collaboration and license revenue, which includes amounts recognized related to upfront and milestone payments for research and development funding under collaboration and license agreements. We expect that any revenue we generate will fluctuate from quarter to quarter because of the timing and amounts of fees, research and development reimbursements and other payments from collaborators. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval as needed, our ability to generate future revenue will be harmed, and will affect the results of our operations and financial position. For further descriptions of the agreements underlying our collaboration and license revenue, see Note 12, “Revenue Arrangements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
Interest expense
Interest expense consists of contractual interest related to the Loan and Security Agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV, as administrative agent, certain financial institutions party thereto as lenders (including K2HV) and Ankura Trust Company, LLC, as collateral trustee. The Loan Agreement provides for a senior secured term loan facility with aggregate commitments of up to $150.0 million available in four tranches, or the Term Loan Facility, subject to the satisfaction of certain conditions precedent. In addition to contractual interest, interest expense includes amortization of debt issuance costs and debt discounts, accretion of the final payment fee and amortization of deferred debt issuance costs and deferred debt discounts.
Gain (loss) on change in fair value of warrant liability
Common warrants classified as liabilities are remeasured quarterly at fair value with the change in fair value recognized as a component of earnings.
Gain (loss) on change in fair value of embedded derivative
Derivatives classified as liabilities are remeasured quarterly at fair value with the change in fair value recognized as a component of earnings.
Gain (loss) on change in fair value of contingent value rights liability
The contingent value rights liability is remeasured quarterly at fair value with the change in fair value recognized as a component of earnings.

Other income (expense), net
Other income (expense), net consists of non-operating income and non-operating expenses.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$—	$—	$—	NM
Grant revenue	—	298	(298)	(100)%
Total revenue	—	298	(298)	(100)%

Operating expenses:
Research and development	20,431	14,869	5,562	37%
General and administrative	8,724	7,240	1,484	20%
Total operating expenses	29,155	22,109	7,046	32%

Operating loss	(29,155)	(21,811)	(7,344)	34%

Other income (expense):
Interest income	1,103	1,748	(645)	(37)%
Interest expense	(852)	—	(852)	NM
(Loss) gain on change in fair value of warrant liabilities	(118)	654	(772)	(118)%
Loss on change in fair value of embedded derivative	(4,535)	—	(4,535)	NM
Gain on change in fair value of contingent value rights liability	49,200	35,300	13,900	39%
Other income (expense), net	126	(5)	131	NM
Total other income, net	44,924	37,697	7,227	19%

Net income	$15,769	$15,886	$(117)	(1)%

NM - Not meaningful
Grant revenue
During the three months ended June 30, 2026, we recognized no grant revenue, compared to $0.3 million for the three months ended June 30, 2025, a decrease of $0.3 million. Grant revenue recognized during the three months ended June 30, 2025 was under the grant from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health, or NINDS.

Research and development expenses
The following is a comparison of research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025
Descartes-08 for MG	$12,465	$5,035	$7,430	148%
Descartes-08 for dermatomyositis	236	—	236	NM
Early stage programs	971	1,715	(744)	(43)%
Research and development employee expenses	4,027	4,254	(227)	(5)%
Research and development stock-based compensation expense	614	1,810	(1,196)	(66)%
Research and development facilities and other expenses	2,118	2,055	63	3%
Total research and development expenses	$20,431	$14,869	$5,562	37%

NM - Not meaningful
For the three months ended June 30, 2026, our research and development expenses were $20.4 million, compared to $14.9 million for the three months ended June 30, 2025, an increase of $5.5 million. The increase was primarily due to an increase in expenses for Descartes-08 for MG, primarily related to the expenses for the ongoing Phase 3 AURORA trial. This increase was partially offset by a decrease in stock-based compensation expense and expenses for early stage programs, primarily related to our decision to no longer pursue development of Descartes-08 in systemic lupus erythematosus, partially offset by new costs associated with the license agreement, or the WestGene Agreement, with WestGene Biopharma Co., Ltd., or WestGene.
General and administrative expenses
For the three months ended June 30, 2026, our general and administrative expenses were $8.7 million, compared to $7.2 million for the three months ended June 30, 2025, an increase of $1.5 million. The increase was primarily the result of higher professional and consulting fees.
Interest income
Interest income for the three months ended June 30, 2026 was $1.1 million, compared to $1.7 million for the three months ended June 30, 2025, a decrease of $0.6 million. The decrease in interest income was due to decreased cash and cash equivalents balance and lower interest rates.
Interest expense
Interest expense for the three months ended June 30, 2026 was $0.9 million. Interest expense is related to the Term Loan Facility (as defined below) with K2HV (as defined below) and consists of contractual interest expense as well as the amortization of debt issuance costs, debt discounts, deferred debt issuance costs, deferred debt discounts and the accretion of the final payment fee. There was no interest expense for the three months ended June 30, 2025.
(Loss) gain on change in fair value of warrant liability
For the three months ended June 30, 2026, we recognized $0.1 million of expense from the increase in the fair value of warrant liability, compared to $0.7 million of income from the decrease in the fair value of warrant liability for the three months ended June 30, 2025, a change of $0.8 million. The increase in fair value of the warrant liability in the current period was primarily driven by an increase in the per-share price of our common stock, partially offset by a decrease in the remaining expected life of the warrants.
Loss on change in fair value of embedded derivative
For the three months ended June 30, 2026, we recognized $4.5 million of expense associated with the increase in the fair value of the embedded derivative. The increase in the fair value of the embedded derivative was primarily due to the change in our stock price between the Closing Date (as defined below) and June 30, 2026. There was no change in fair value of embedded derivative for the three months ended June 30, 2025.

Gain on change in fair value of contingent value rights liability
For the three months ended June 30, 2026, we recognized $49.2 million of income from the decrease in the fair value of the contingent value rights, or CVR, liability, compared to $35.3 million of income from the decrease in the fair value of the CVR liability for the three months ended June 30, 2025, a decrease of $13.9 million. The decrease in the fair value of the CVR liability was primarily due to changes in the timing of anticipated payments.
Other income (expense), net
During the three months ended June 30, 2026, we recognized $0.1 million of other income, net, compared to an immaterial amount of other expense, net for the three months ended June 30, 2025.
Net income
Net income for three months ended June 30, 2026 was $15.8 million as compared to net income of $15.9 million for the three months ended June 30, 2025, an increase of $0.1 million. The increase in net income was primarily due to a higher gain on the change in the fair value of the CVR liability, partially offset by an increase in research and development expenses, the loss on change in fair value of embedded derivative, and an increase in general and administrative expenses for the three months ended June 30, 2026.
Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$—	$400	$(400)	(100)%
Grant revenue	78	998	(920)	(92)%
Total revenue	78	1,398	(1,320)	(94)%

Operating expenses:
Research and development	39,894	29,543	10,351	35%
General and administrative	15,838	15,555	283	2%
Total operating expenses	55,732	45,098	10,634	24%

Operating loss	(55,654)	(43,700)	(11,954)	27%

Other income (expense):
Interest income	2,129	3,763	(1,634)	(43)%
Interest expense	(852)	—	(852)	NM
(Loss) gain on change in fair value of warrant liability	(24)	2,472	(2,496)	(101)%
Loss on change in fair value of embedded derivative	(4,535)	—	(4,535)	NM
Gain on change in fair value of contingent value rights liability	35,400	35,646	(246)	(1)%
Other income (expense), net	123	(5)	128	NM
Total other income (expense), net	32,241	41,876	(9,635)	(23)%

Net loss	$(23,413)	$(1,824)	$(21,589)	NM

NM - Not meaningful
Collaboration and license revenue
During the six months ended June 30, 2026, we recognized no collaboration and license revenue, compared to $0.4 million for the six months ended June 30, 2025, a decrease of $0.4 million. The collaboration and license revenue recognized in the prior period was related to the sale of legacy intellectual property.

Grant revenue
During the six months ended June 30, 2026, we recognized $0.1 million of grant revenue, compared to $1.0 million for the six months ended June 30, 2025, a decrease of $0.9 million. The decrease was primarily due to decreased expenses reimbursable under the grant from NINDS incurred during the six months ended June 30, 2026.
Research and development expenses
The following is a comparison of research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025
Descartes-08 for MG	$24,600	$12,071	$12,529	104%
Descartes-08 for dermatomyositis	463	—	463	NM
Early stage programs	1,326	2,705	(1,379)	(51)%
Research and development employee expenses	7,855	7,956	(101)	(1)%
Research and development stock-based compensation expense	1,563	3,085	(1,522)	(49)%
Research and development facilities and other expenses	4,087	3,726	361	10%
Total research and development expenses	$39,894	$29,543	$10,351	35%

NM - Not meaningful
For the six months ended June 30, 2026, our research and development expenses were $39.9 million, compared to $29.5 million for the six months ended June 30, 2025, an increase of $10.4 million. The increase was primarily due to an increase in expenses for Descartes-08 for MG, primarily related to the expenses for the ongoing Phase 3 AURORA trial, coupled with expenses for Descartes-08 in dermatomyositis, related to the expense for the ongoing Phase 2 TRITON trial. These increases were partially offset by a decrease in stock-based compensation expense, coupled with lower expenses for early stage programs, primarily related to our decision to no longer pursue development of Descartes-08 in systemic lupus erythematosus, partially offset by costs associated with the WestGene Agreement.
General and administrative expenses
For the six months ended June 30, 2026, our general and administrative expenses were $15.8 million compared to $15.6 million for the six months ended June 30, 2025, an increase of $0.2 million. The increase was primarily the result of higher professional and consulting fees coupled with an increase in patent costs, partially offset by lower facilities expenses.
Interest income
Interest income for the six months ended June 30, 2026 was $2.1 million, compared to $3.8 million for the six months ended June 30, 2025. The decrease in interest income was due to decreased cash and cash equivalents balances and lower interest rates.
Interest expense
Interest expense for the six months ended June 30, 2026 was $0.9 million. Interest expense is related to the Term Loan Facility (as defined below) with K2HV (as defined below) and consists of contractual interest expense as well as the amortization of debt issuance costs, debt discounts, deferred debt issuance costs, deferred debt discounts and the accretion of the final payment fee. There was no interest expense for the six months ended June 30, 2025.
(Loss) gain change in fair value of warrant liability
For the six months ended June 30, 2026, we recognized an immaterial expense associated with the increase in the fair value of warrant liability, compared to $2.5 million of income from the decrease in the fair value of warrant liability for the six months ended June 30, 2025, a change of $2.5 million. The increase in fair value of the warrant liability in the current period was primarily driven by an increase in the per-share price of our common stock, partially offset by a decrease in the remaining expected life of the warrants.
Loss on change in fair value of embedded derivative
For the six months ended June 30, 2026, we recognized $4.5 million of expense associated with the increase in the fair value of the embedded derivative. The increase in the fair value of the embedded derivative was primarily due to the change in our stock price between the Closing Date (as defined below) and June 30, 2026. There was no change in fair value of embedded derivative for the six months ended June 30, 2025.
Gain on change in fair value of contingent value rights liability
For the six months ended June 30, 2026, we recognized $35.4 million of income from the decrease in the fair value of the CVR liability, compared to $35.6 million of income from the decrease in the fair value of the CVR liability for the six months ended June 30, 2025, a change of $0.2 million. The decrease in the fair value of CVR liability was primarily due to changes in the timing of anticipated payments during the six months ended June 30, 2026.
Other income (expense), net
During the six months ended June 30, 2026, we recognized $0.1 million of other income, net, compared to an immaterial amount of other expense, net for the six months ended June 30, 2025, a change of $0.1 million.
Net loss
Net loss for the six months ended June 30, 2026 was $23.4 million as compared to net loss of $1.8 million for the six months ended June 30, 2025, an increase of $21.6 million. The increase in net loss was primarily due to higher research and development expenses and loss on change in fair value of embedded derivative, coupled with lower income associated with the change in the fair value of the warrant liability, interest income and revenues.
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
Our cash, cash equivalents, and restricted cash were $149.3 million as of June 30, 2026, of which $1.7 million was restricted cash related to lease commitments.
In addition to our existing cash equivalents, we from time to time have received and may receive in the future research and development funding pursuant to our collaboration and license agreements and debt financing from loans. Currently, funding from payments under our collaboration agreements and the Loan Agreement represent our only sources of committed external funds.
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
Collaboration and License Agreements
In-licenses
In June 2026, the Company entered into the WestGene Agreement with WestGene to support the development of in vivo CAR-T-cell therapies for autoimmune diseases. Under the WestGene Agreement, WestGene granted the Company a non-exclusive, worldwide license, with the right to grant sublicenses, to certain technology and related intellectual property for the research, development, manufacture and commercialization of licensed products.
WestGene is responsible for performing certain development, manufacturing and related support activities pursuant to an agreed development plan and budget. The Company is responsible for funding such activities and generally controls future development, regulatory, commercialization and sublicensing activities for licensed products.
In consideration for the rights granted under the WestGene Agreement, the Company is obligated to make an upfront payment and to fund specified development activities. The WestGene Agreement also provides for potential development, regulatory and sales-based milestone payments, royalties on net sales of licensed products and certain sublicense revenue-sharing payments, in each case subject to the terms of the WestGene Agreement. For further description of the WestGene Agreement, see Note 13, “Collaboration and License Agreements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

In September 2023, we entered into a non-exclusive, sublicensable, worldwide, perpetual patent license agreement, or the Biogen Agreement, with Biogen MA, Inc., or Biogen, to research, develop, make, use, offer, sell and import products or processes containing or using an engineering T-cell modified with an mRNA comprising, or encoding a protein comprising, certain sequences licensed under the Biogen Agreement for the prevention, treatment, palliation and management of autoimmune diseases and disorders, excluding cancers, neoplastic disorders, and paraneoplastic disorders. We are not obligated to pay Biogen any expenses, fees, or royalties. For further description of the Biogen Agreement, see Note 13, “Collaboration and License Agreements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Effective September 2019, we entered into a non-exclusive, worldwide license agreement, or the NCI Agreement, with the U.S. Department of Health and Human Services, represented by the National Cancer Institute of the National Institutes of Health, or NCI. Under the NCI Agreement, we were granted a license under certain NCI patents and patent applications designated in the agreement, to make, use, sell, offer and import products and processes within the scope of the patents and applications licensed under the NCI Agreement when developing and manufacturing anti-BCMA CAR-T cell products for the treatment of MG, pemphigus vulgaris, and immune thrombocytopenic purpura according to methods designated in the NCI Agreement. In connection with our entry into the NCI Agreement, we paid to NCI a one-time $0.1 million license royalty payment. Under the NCI Agreement, we are further required to pay NCI a low five-digit annual royalty. We must also pay earned royalties on net sales in a low single-digit percentage and pay up to $0.8 million in benchmark royalties upon our achievement of designated benchmarks that are based on the commercial development plan agreed between the parties. For further description of the NCI Agreement, see Note 13, “Collaboration and License Agreements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Out-licenses
In June 2020, we entered into a License and Development Agreement, or as so amended, the Sobi License, with Swedish Orphan Biovitrum AB (publ.), or Sobi. Sobi paid us a one-time, upfront payment of $75.0 million, and upon the closing of a private placement of our common stock to Sobi at a price of $138.468 per share, we received an additional $25.0 million from Sobi. We are eligible to receive $630.0 million in milestone payments upon the achievement of various development and regulatory milestones and sales thresholds for annual net sales of Nanoecapsulated Sirolimus plus Pegadricase, or NASP, and tiered royalty payments ranging from the low double digits on the lowest sales tier to the high teens on the highest sales tier. Sobi has agreed to fund the Phase 3 clinical program of NASP, which commenced in September 2020. In July 2022, we received $10.0 million for the completion of the enrollment of the DISSOLVE II trial. In July 2024, we received $30.0 million for the milestone associated with the initiation of a rolling biologics license application to the FDA for NASP for the potential treatment of chronic refractory gout by Sobi. Proceeds from milestone payments and royalties on sales of NASP, if any, are required to be distributed, net of certain agreed deductions, to holders of the CVRs. For further description of the Sobi License, see Note 12, “Revenue Arrangements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Financings
Loan and Security Agreement with K2 HealthVentures LLC
On May 22, 2026, or the Closing Date, we entered into a Loan and Security Agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV, as administrative agent, certain financial institutions party thereto as lenders (including K2HV) and Ankura Trust Company, LLC, as collateral trustee. The Loan Agreement provides for a senior secured term loan facility with aggregate commitments of up to $150.0 million available in four tranches, or the Term Loan Facility, comprised of:
•a first tranche term loan in an aggregate principal amount of $50.0 million, funded on the Closing Date, or the First Tranche;
•a second tranche term loan in an aggregate principal amount of $25.0 million, available to be drawn between January 1, 2027 and December 1, 2027 subject to our achievement of specified clinical and financing milestones on or prior to December 1, 2027, or the Second Tranche;
•a third tranche term loan in an aggregate principal amount of $25.0 million, available to be drawn between January 1, 2028 and June 1, 2028 subject to our achievement of specified approval and sales milestones on or prior to June 1, 2028, or the Third Tranche; and
•a fourth tranche term loan in an aggregate principal amount of up to $50.0 million, available in the lenders’ sole discretion.
The Term Loan Facility bears interest at a variable annual rate equal to the greater of (i) 8.95% and (ii) the prime rate as quoted in The Wall Street Journal plus 2.20%, payable monthly in arrears on the first calendar day of each month. The Term

Loan Facility matures on June 1, 2030 and provides for interest-only payments for the first 36 months following the Closing Date, followed by 12 equal monthly payments of principal and interest commencing on the amortization date of July 1, 2029.
We may, at our option, prepay all, but not less than all, of the outstanding principal balance together with accrued and unpaid interest and all amounts then due under the Loan Agreement, subject to a prepayment premium and an end of term fee. In addition, prior to repayment in full of the Term Loan Facility, the lenders may jointly elect to convert up to $15.0 million of the outstanding principal into shares of our common stock, and/or certain other securities issued in a qualifying financing (any such common stock and other securities, the Conversion Shares), subject to a $5.0 million conversion limit prior to the first anniversary of the Closing Date, at a conversion price equal to, at the lenders’ election, either (i) if the relevant Conversion Shares are common stock, $8.2526 per share of common stock or (ii) if the relevant Conversion Shares are shares of common stock or other securities issued in a qualifying financing, the lowest effective price per share or other security in our next qualified financing; provided, that to the extent such securities issued in a qualifying financing are convertible securities, the conversion price shall equal $1.00 for each $1.00 of notional principal represented by such convertible securities, or the Conversion Option. No prepayment premium applies to principal amounts converted into equity. The Loan Agreement also provides the lenders with certain registration rights, a right to participate in future qualified financings of the Company up to an aggregate of $5.0 million, and customary conversion mechanics and beneficial ownership limitations. As of June 30, 2026, no portion of the outstanding principal had been converted into equity.
Beginning April 1, 2027, the Loan Agreement requires us to maintain a minimum unrestricted cash balance at all times when our market capitalization is less than $750.0 million of at least 80% of our outstanding obligations to the lenders, subject to reduction to 50% upon achievement of the Second Tranche Milestone, as defined in the Loan Agreement, and will revert to 80% if the Third Tranche Milestone, as defined in the Loan Agreement, is not achieved by the applicable date. Beginning on January 1, 2029, the Loan Agreement requires us to maintain compliance with a minimum trailing three-month net product revenue covenant of $40.0 million, tested as of the last day of each calendar quarter, with required quarter-over-quarter growth.
Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge. The Loan Agreement contains customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, dividends, investments, asset sales, repurchase of equity, certain affiliate transactions, changes of control, mergers or acquisitions, as well as customary events of default. The Loan Agreement contemplates that the Company’s existing and future material domestic subsidiaries will be required to become co-borrowers or guarantors and to grant a security interest in their assets to secure the obligations under the Loan Agreement. As of June 30, 2026, we were in compliance with all covenants under the Loan Agreement.
In connection with the initial borrowing, we recognized a $7.4 million debt discount associated with the Compound Derivative (as defined below) and incurred approximately $2.8 million of debt issuance costs and an approximately $1.2 million original issue discount. The amortized cost of the Compound Derivative discount is included within “Long-term debt” in the consolidated balance sheet as of June 30, 2026. The debt issuance costs and original issue discount were allocated among the funded and contingent borrowing tranches, of which approximately $1.4 million and $0.6 million were allocated to the First Tranche, respectively, and the amortized cost is included within “Long-term debt” in the consolidated balance sheet as of June 30, 2026. The remaining $1.4 million and $0.6 million were allocated to Second Tranche and Third Tranche, respectively, and are deferred within “Long-term prepaid expenses and other assets” in the consolidated balance sheet as of June 30, 2026, and until the related tranche is funded. Deferred debt issuance costs and original issue discount are amortized to interest expense over the term of the Loan Agreement using the straight-line method.
We are also required to pay a final payment fee equal to 6.95% of funded principal, or approximately $3.5 million based on the amount funded as of June 30, 2026, which is accreted to interest expense over the term of the Loan Agreement using the effective interest method.
Embedded Derivative
In connection with the Loan Agreement, we identified certain embedded features that require separate accounting as derivatives, including the Conversion Option and certain default, acceleration, indemnification and contingent payment features, collectively referred to as the Compound Derivative.
As a result of the Compound Derivative, we recognized a debt discount and a corresponding derivative liability based on an initial estimated fair value of approximately $7.4 million. The discount will be amortized to interest expense over the term of the Loan Agreement using the effective interest method.
The Compound Derivative is remeasured at fair value each reporting period, with changes in fair value recognized in our consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, the estimated fair value was approximately $11.9 million and is included within “Long-term debt” in the consolidated balance sheet as of June 30, 2026. We recorded a loss on the change in fair value of approximately $4.5 million for the three and six months ended June 30, 2026. The fair value of the Compound Derivative is driven primarily by the Conversion Option and was estimated using a Black-Scholes model. The valuation is classified as Level 3 in the fair value hierarchy.
“At the Market” Sales Agreement
On December 13, 2024, we entered into a Sales Agreement, or the Sales Agreement, with Leerink Partners LLC to sell shares of our common stock, from time to time, through an “at the market” equity offering program under which Leerink Partners LLC acts as sales agent. The shares of common stock sold pursuant to the Sales Agreement will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-283803), filed on December 13, 2024 with the SEC and related prospectus supplement, filed on January 8, 2025 with the SEC, for aggregate gross sales proceeds of up to $100.0 million.
During the six months ended June 30, 2026, we sold 2,813,736 shares of our common stock pursuant to the Sales Agreement for net proceeds of approximately $19.3 million after commissions and expenses. As of June 30, 2026, approximately $78.9 million remains available under the at the market program. No shares were sold pursuant to the Sales Agreement during the six months ended June 30, 2025.
Future funding requirements
As of the date of this Quarterly Report, we have not generated any revenue from product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, Term Loan Facility payments, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, milestone and royalty payments for in-licenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect that we will need substantial additional funding to support our continuing operations.
As of June 30, 2026, we had an accumulated deficit of $845.8 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
We regularly evaluate various potential sources of additional funding such as strategic collaborations, license agreements, debt issuance, potential royalty and/or milestone monetization transactions and the issuance of equity instruments to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, or debt issuance, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity instruments or through debt issuance, the ownership interest of our existing stockholders will be diluted, and other preferences may be necessary that adversely affect the rights of existing stockholders.
We believe that our existing cash, cash equivalents, and restricted cash as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates.
Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of our clinical trials, preclinical development, manufacturing, laboratory testing and logistics;
•our satisfaction of the conditions precedent to draw further on the Term Loan Facility under the Loan Agreement;
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
Cash Requirements due to Contractual Obligations and Other Commitments
We are required to make payments under the Term Loan Facility, which bears interest at a variable annual rate equal to the greater of (i) 8.95% and (ii) the prime rate as quoted in The Wall Street Journal plus 2.20%, payable monthly in arrears on the first calendar day of each month. As of June 30, 2026, accrued interest payable under the Term Loan Facility was approximately $0.5 million, which is included within “Accrued expenses and other current liabilities” on the accompanying consolidated balance sheet. As of June 30, 2026, based on current indebtedness and interest rates, we expect to pay $16.2 million in interest under the Term Loan Facility, in addition to the principal of $50.0 million and final payment fee of approximately $3.5 million.
We are under agreement to lease approximately 32,294 square feet of laboratory and office space in Watertown, Massachusetts through May 2028. Remaining lease payments from June 30, 2026 through the end of the lease term total approximately $5.4 million. Payments made and remaining obligations on this lease liability are subject to potential reimbursement through deductions to CVR distributions as described in Note 5, “Fair Value Measurements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and were reimbursed in the March 2025 CVR distribution.
In November 2023 we acquired two leases for office and laboratory space in Gaithersburg, Maryland, which expire in January 2027. Annualized rent is approximately $0.3 million and remaining lease payments from June 30, 2026 through the end of the lease term total approximately $0.2 million.
In February 2024, we entered into an agreement to lease approximately 19,199 square feet of integrated manufacturing and office space in Frederick, Maryland. In May 2024, we entered into an amendment to lease an additional approximately 7,842 square feet at the same site. In August 2024, we entered into a second amendment to lease an additional approximately 2,009 square feet at the same site. In March 2025, we entered into a third amendment to lease an additional approximately 6,439 square feet at the same site. The leases expire coterminously in June 2031. Annualized base rent under the leases is approximately $1.4 million and is subject to annual increases in accordance with the terms of the lease agreement. The leases provide for a tenant improvement allowance of $0.8 million. Remaining lease payments total $8.0 million through the end of the lease term.
We are also party to certain license and collaboration agreements with WestGene, Biogen, NCI and Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of June 30, 2026, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Payments made and remaining obligations on the license agreement with 3SBio are subject to potential reimbursement through deductions to CVR distributions as described in Note 5, “Fair Value Measurements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Summary of Cash Flows

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash (used in) provided by:
Operating activities	$(43,217)	$(40,629)
Investing activities	(299)	(3,670)
Financing activities	66,015	(7,965)
Effect of exchange rate changes on cash	(32)	44
Net change in cash, cash equivalents, and restricted cash	$22,467	$(52,220)
Operating activities
Net cash used in operating activities for the six months ended June 30, 2026 was $43.2 million compared to $40.6 million for the six months ended June 30, 2025. The increase in cash used in operating activities of approximately $2.6 million was primarily due to $47.5 million of net loss, adjusted for non-cash items, and $4.3 million of cash provided by changes in operating assets and liabilities, in each case during the six months ended June 30, 2026 compared to $32.0 million of net loss, adjusted for non-cash items, and $8.6 million of cash used in changes in operating assets and liabilities during the six months ended June 30, 2025.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2026 was $0.3 million compared to $3.7 million for the six months ended June 30, 2025, a decrease of approximately $3.4 million. The net cash used in investing activities for the six months ended June 30, 2026 and 2025 consisted of purchases of property and equipment.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $66.0 million compared to net cash used in financing activities of $8.0 million for the six months ended June 30, 2025, an increase of approximately $74.0 million. The net cash provided by financing activities in the six months ended June 30, 2026 was primarily from approximately $46.0 million in proceeds from the issuance of Term Loan Facility, net, coupled with $19.3 million in proceeds from sales of our common stock pursuant to the Sales Agreement, net of commissions and expenses. The net cash used in financing activities in the six months ended June 30, 2025 was primarily the result of payments for the CVR distribution.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements refer to Note 2, “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. During the three and six months ended June 30, 2026, there were no material changes, other than described in Note 2, “Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q, to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
A market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2026, we have an outstanding principal amount related to our Term Loan Facility of $50.0 million. The Term Loan Facility bears interest at the greater of (i) 8.95% and (ii) the prime rate as quoted in The Wall Street Journal plus 2.20%. Refer to Note 9, “Debt” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents, and restricted cash of $149.3 million and $126.9 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current policy to hold marketable securities to maturity, a hypothetical change of one percentage point in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities. Refer to Note 5, “Fair Value Measurements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Equity price risk
The Compound Derivative is accounted for at fair value at each reporting period. The primary feature of this derivative is the Conversion Option. As such, a market risk inherent in this financial instrument and in our financial position represents the potential loss arising from changes in the price per share of our common stock. Refer to Note 5, “Fair Value Measurements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
See the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Other than the risk factors described below, there have been no material changes from the risk factors previously disclosed in such filings.
Risks Related to our Financial Position and Need for Additional Capital
Issuing additional equity securities may cause dilution to our stockholders.
Until such time, if ever, as we can generate sufficient product revenue to fund our operations, we expect to finance our operations with our existing cash, cash equivalents and marketable securities, any current or future equity or debt financings, including under the Sales Agreement and Loan Agreement, and upfront and milestone and royalties payments, if any, received under any licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, are required to issue equity securities in conversion of our outstanding obligations pursuant to the Loan Agreement, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline.
The terms of our Loan Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.
In May 2026, we entered into the Loan Agreement with K2HV. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than intellectual property assets.
The Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on additional indebtedness, liens, dividends, investments, asset sales, repurchase of equity, certain affiliate transactions, changes of control and mergers or acquisitions. Beginning April 1, 2027, the Loan Agreement requires us to maintain a minimum unrestricted cash balance at all times when our market capitalization is less than $750.0 million of 80% of our outstanding obligations to the lenders, subject to reduction to 50% upon achievement of certain Second Tranche Milestones, and will revert to 80% if certain Third Tranche Milestones are not achieved by the applicable date. Beginning on January 1, 2029, the Loan Agreement requires us to maintain compliance with a minimum trailing three-month net product revenue covenant of $40.0 million, tested as of the last day of each calendar quarter, with required quarter-over-quarter growth. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, K2HV could declare a default upon the occurrence of any event that it interprets could be expected to have a material adverse effect, subject to the limitations specified in the Loan Agreement. Upon the occurrence and continuance of an event of default, K2HV may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Any declaration of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we are liquidated, the rights of the lenders to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from liquidation. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the fiscal quarter ended June 30, 2026, no officer or director, as defined in Rule 16a-1(f) of the Exchange Act, informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K .

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated November 13, 2023, by and among Selecta Biosciences, Inc., Sakura Merger Sub I, Inc., Sakura Merger Sub II, LLC, and Cartesian Therapeutics, Inc.	8-K	001-37798	2.1	11/13/2023
3.1(a)	Restated Certificate of Incorporation of Selecta Biosciences, Inc.	8-K	001-37798	3.1	6/29/2016
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated June 21, 2022	8-K	001-37798	3.1	6/21/2022
3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Selecta Biosciences, Inc., dated November 13, 2023	8-K	001-37798	3.3	11/13/2023
3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Cartesian Therapeutics, Inc., dated March 28, 2024.	8-K	001-37798	3.2	3/28/2024
3.2	Amended and Restated By-laws of Cartesian Therapeutics, Inc.	8-K	001-37798	3.2	10/30/2025
4.1(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-37798	3.4	11/13/2023
4.1(b)	Certificate of Amendment to the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, dated March 26, 2024.	8-K	001-37798	3.1	3/28/2024
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock	8-K	001-37798	3.1	7/2/2024
10.1*#	Loan and Security Agreement, dated as of May 22, 2026, among Cartesian Therapeutics, Inc. and Cartesian Bio, LLC, as borrowers, the lenders party thereto, K2 HealthVentures LLC, as administrative agent, and Ankura Trust Company, LLC, as collateral trustee.	8-K	001-37798	10.1	5/26/2026
10.2#	Amended and Restated Cartesian Therapeutics, Inc. 2018 Employment Inducement Incentive Award Plan	-	-	-	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith

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

CARTESIAN THERAPEUTICS, INC.

Date: August 6, 2026	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Blaine Davis
Blaine Davis
Chief Financial Officer
(Principal Financial Officer)