Form 10-Q
period 2026-09-30
Cartesian Therapeutics, Inc.
filed 2026-11-05
CIK 1453687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2026, the registrant had 30,503,005 shares of common stock, par value $0.0001 per share, outstanding.

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
•our dependence on third-parties, including contract research organizations in the conduct of our preclinical studies and clinical trials;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except share data and par value)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,975	$125,139
Accounts receivable	52	1,115
Prepaid expenses and other current assets	8,471	3,022
Total current assets	131,498	129,276

Property and equipment, net	10,731	12,185
Right-of-use assets, net	4,879	5,601
In-process research and development asset	93,900	93,900
Goodwill	48,163	48,163
Long-term restricted cash	1,735	1,735
Long-term prepaid expenses and other assets	3,399	5,551
Total assets	$294,305	$296,411

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$105	$1,288
Accrued expenses and other current liabilities	11,383	9,498
Lease liabilities	4,210	4,151
Total current liabilities	15,698	14,937

Lease liabilities, net of current portion	5,906	8,525
Warrant liability, net of current portion	—	141
Long-term debt, net	50,220	—
Contingent value rights liability	346,000	392,100
Deferred tax liabilities, net	6,948	6,948
Total liabilities	424,772	422,651
Commitments and contingencies (Note 15)

Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 112,164.533 and 134,904.563 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 98,050.372 and 120,790.402 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Series B Preferred Stock, $0.0001 par value; 437,927 shares authorized as of September 30, 2026 and December 31, 2025; 437,927 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Preferred stock, $0.0001 par value; 9,449,908.467 and 9,427,168.437 shares authorized as of September 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 30,487,384 and 26,011,106 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	731,409	700,706
Accumulated deficit	(857,258)	(822,373)
Accumulated other comprehensive loss	(4,621)	(4,576)
Total stockholders’ deficit	(130,467)	(126,240)
Total liabilities and stockholders’ deficit	$294,305	$296,411
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(unaudited, amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Collaboration and license	$—	$—	$—	$400
Grant	—	452	78	1,450
Total revenues	—	452	78	1,850

Operating expenses:
Research and development	15,623	13,802	55,517	43,345
General and administrative	9,378	7,716	25,216	23,271
Total operating expenses	25,001	21,518	80,733	66,616

Operating loss	(25,001)	(21,066)	(80,655)	(64,766)

Other income (expense):
Interest income	1,202	1,548	3,331	5,311
Interest expense	(1,991)	—	(2,843)	—
Gain on change in fair value of warrant liability	164	516	140	2,988
Gain (loss) on change in fair value of derivative liability	3,340	—	(1,195)	—
Gain (loss) on change in fair value of CVR liability	10,700	(16,900)	46,100	18,746
Other income (expense), net	114	—	237	(5)
Total other income (expense), net	13,529	(14,836)	45,770	27,040

Net loss	$(11,472)	$(35,902)	$(34,885)	$(37,726)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(13)	(10)	(45)	34
Total comprehensive loss	$(11,485)	$(35,912)	$(34,930)	$(37,692)

Net loss	$(11,472)	$(35,902)	(34,885)	(37,726)

Net loss per share allocable to common stockholders:
Basic and diluted	$(0.38)	$(1.38)	$(1.21)	$(1.45)
Weighted-average common shares outstanding:
Basic and diluted	30,309,295	26,002,892	28,894,967	25,962,302
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit
(unaudited, amounts in thousands, except share data)

	Series A		Series B				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ deficit
	Preferred Stock		Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	120,790.402	$—	437,927	$—	26,011,106	$3	$700,706	$(822,373)	$(4,576)	$(126,240)
Issuance of common stock upon exercise of options	—	—	—	—	93,632	—	304	—	—	304
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	169,278	—	—	—	—	—
Issuance of common stock through at the market offering, net of commissions and expenses	—	—	—	—	2,270,712	—	14,584	—	—	14,584
Stock-based compensation expense	—	—	—	—	—	—	2,423	—	—	2,423
Currency translation adjustment	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	(39,182)	—	(39,182)
Balance at March 31, 2026	120,790.402	$—	437,927	$—	28,544,728	$3	$718,017	$(861,555)	$(4,583)	$(148,118)
Conversion of Series A Preferred Stock to common stock	(22,740.030)	—	—	—	758,001	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	192,209	—	373	—	—	373
Issuance of common stock through at the market offering, net of commissions and expenses	—	—	—	—	543,024	—	4,692	—	—	4,692
Stock-based compensation expense	—	—	—	—	—	—	2,083	—	—	2,083
Currency translation adjustment	—	—	—	—	—	—	—	—	(25)	(25)
Net income	—	—	—	—	—	—	—	15,769	—	15,769
Balance at June 30, 2026	98,050.372	$—	437,927	$—	30,037,962	$3	$725,165	$(845,786)	$(4,608)	$(125,226)
Issuance of common stock upon exercise of options	—	—	—	—	64,977	—	112	—	—	112
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	1,978	—	—	—	—	—
Issuance of common stock through at the market offering, net of commissions and expenses	—	—	—	—	382,467	—	3,471	—	—	3,471
Stock-based compensation expense	—	—	—	—	—	—	2,661	—	—	2,661
Currency translation adjustment	—	—	—	—	—	—	—	—	(13)	(13)
Net loss	—	—	—	—	—	—	—	(11,472)	—	(11,472)
Balance at September 30, 2026	98,050.372	$—	437,927	$—	30,487,384	$3	$731,409	$(857,258)	$(4,621)	$(130,467)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit
(unaudited, amounts in thousands, except share data)

	Series A		Series B				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ deficit
	Preferred Stock		Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	120,790.402	$—	437,927	$—	25,767,369	$3	$689,887	$(692,071)	$(4,621)	$(6,802)
Issuance of common stock upon exercise of options	—	—	—	—	55,690	—	183	—	—	183
Issuance of vested restricted stock units	—	—	—	—	113,042	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,508	—	—	2,508
Currency translation adjustment	—	—	—	—	—	—	—	—	32	32
Net loss	—	—	—	—	—	—	—	(17,710)	—	(17,710)
Balance at March 31, 2025	120,790.402	$—	437,927	$—	25,936,101	$3	$692,578	$(709,781)	$(4,589)	$(21,789)
Issuance of common stock upon exercise of options	—	—	—	—	25,690	—	85	—	—	85
Issuance of vested restricted stock units	—	—	—	—	38,274	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,279	—	—	3,279
Currency translation adjustment	—	—	—	—	—	—	—	—	12	12
Net income	—	—	—	—	—	—	—	15,886	—	15,886
Balance at June 30, 2025	120,790.402	$—	437,927	$—	26,000,065	$3	$695,942	$(693,895)	$(4,577)	$(2,527)
Issuance of common stock upon exercise of options	—	—	—	—	1,564	—	5	—	—	5
Issuance of vested restricted stock units	—	—	—	—	1,977	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,590	—	—	2,590
Currency translation adjustment	—	—	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	—	—	(35,902)	—	(35,902)
Balance at September 30, 2025	120,790.402	$—	437,927	$—	26,003,606	$3	$698,537	$(729,797)	$(4,587)	$(35,844)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cartesian Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(34,885)	$(37,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,177	2,351
Non‑cash lease expense	722	563
Stock‑based compensation expense	7,167	8,377
Non‑cash interest expense	1,197	—
Gain on change in fair value of warrant liability	(140)	(2,988)
Loss on change in fair value of derivative liability	1,195	—
Gain on change in fair value of CVR liability	(46,100)	(18,746)
Changes in operating assets and liabilities:
Accounts receivable	1,063	150
Prepaid expenses and other assets	(1,490)	(5,562)
Accounts payable	(1,183)	1,999
Accrued expenses and other liabilities	(672)	(4,647)
Net cash used in operating activities	(70,949)	(56,229)
Cash flows from investing activities
Purchases of property and equipment	(740)	(4,962)
Net cash used in investing activities	(740)	(4,962)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net	46,030	—
Equity offering costs	—	(522)
Proceeds from exercise of stock options	789	273
Proceeds from at the market offering, net of commissions and expenses	22,751	—
Distribution of contingent value rights	—	(7,754)
Net cash provided by (used in) financing activities	69,570	(8,003)
Effect of exchange rate changes on cash	(45)	34
Net change in cash, cash equivalents, and restricted cash	(2,164)	(69,160)
Cash and cash equivalents at beginning of period	126,874	214,279
Cash and cash equivalents at end of period	$124,710	$145,119
Supplemental cash flow information
Cash paid for interest	$1,268	$—
Non-cash investing and financing activities
Purchase of property and equipment not yet paid	$—	$111
Equity offering costs in accrued liabilities	$4	$—
Initial fair value of derivative liability recorded in connection with long-term debt	$7,405	$—
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
Liquidity and Management’s Plan
As of September 30, 2026, the Company had an accumulated deficit of $857.3 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its product candidates and its administrative organization. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain and sustain profitable operations. The successful development of product candidates requires substantial working capital, which may not be available to the Company on favorable terms or at all.
As of September 30, 2026, the Company’s cash, cash equivalents, and restricted cash were $124.7 million, of which $1.7 million was restricted cash related to lease commitments. The Company believes the cash, cash equivalents and restricted cash as of September 30, 2026 will enable it to fund its current planned operations for at least the next 12 months from the filing of this Quarterly Report.
On May 22, 2026, the Company entered into the Loan Agreement (as defined below) with K2HV (as defined below), providing for Term Loan Facility (as defined below) with aggregate commitments of up to $150.0 million available in four tranches, subject to the satisfaction of certain conditions precedent. As of September 30, 2026, the Company has borrowed $50.0 million under the Loan Agreement. See Note 9, “Debt” for more information.
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
The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 9, 2026. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of September 30, 2026, the consolidated results of operations for the three and nine months ended September 30, 2026, and cash flows for the nine months ended September 30, 2026. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.
Significant accounting policies
The Company disclosed its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Other than described below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.
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
To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of warrant, embedded derivative and contingent value rights liabilities are determined using Level 3 inputs.
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
3. Goodwill and Indefinite-Lived Intangible Assets
As of September 30, 2026, the Company has goodwill of approximately $48.2 million and an indefinite-lived intangible asset of $93.9 million related to Descartes-08 for MG.
There were no changes to the carrying value of the Company’s goodwill or in-process research and development asset related to Descartes-08 for MG during the nine months ended September 30, 2026 and 2025.

4. Net Loss Per Share Allocable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share allocable to common stockholders for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per-share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerators:
Net loss	$(11,472)	$(35,902)	$(34,885)	$(37,726)

Denominator:
Weighted-average common shares outstanding - basic and diluted	30,309,295	26,002,892	28,894,967	25,962,302

Net loss per share allocable to common stockholders:
Basic and diluted	$(0.38)	$(1.38)	$(1.21)	$(1.45)
The following table represents the potential dilutive shares of common stock excluded from the computation of the diluted net loss per share allocable to common stockholders for all periods presented, as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock options and restricted stock units	4,184,833	2,956,910	4,184,833	2,956,910
Warrants to purchase common stock	692,272	692,523	692,272	692,523
Series A Preferred Stock	3,268,345	4,026,346	3,268,345	4,026,346
Series B Preferred Stock	437,927	437,927	437,927	437,927
Conversion Option (See Note 5)	605,869	—	605,869	—
Total	9,189,246	8,113,706	9,189,246	8,113,706

5. Fair Value Measurements
The following tables present the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included within “Cash and cash equivalents”)	$122,189	$122,189	$—	$—
Total assets	$122,189	$122,189	$—	$—

Liabilities:
Warrant liability (included within “Accrued expenses and other current liabilities”)	$1	$—	$—	$1
Derivative liability (included within “Long-term debt, net”)	8,600	—	—	8,600
Contingent value rights liability	346,000	—	—	346,000
Total liabilities	$354,601	$—	$—	$354,601

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included within “Cash and cash equivalents”)	$122,724	$122,724	$—	$—
Total assets	$122,724	$122,724	$—	$—

Liabilities:
Warrant liability	$141	$—	$—	$141
Contingent value rights liability	392,100	—	—	392,100
Total liabilities	$392,241	$—	$—	$392,241
There were no transfers within the fair value hierarchy during the nine months ended September 30, 2026 or the year ended December 31, 2025.
Cash, Cash Equivalents, and Restricted Cash
As of September 30, 2026 and December 31, 2025, money market funds were classified as cash and cash equivalents on the accompanying consolidated balance sheets as they mature within 90 days from the date of purchase.
As of September 30, 2026, the Company had restricted cash balances relating to secured letters of credit in connection with its real estate leases. The Company’s consolidated statements of cash flows include the following as of September 30, 2026 and 2025 (in thousands):

	September 30,
	2026	2025
Cash and cash equivalents	$122,975	$143,384
Long-term restricted cash	1,735	1,735
Total cash, cash equivalents, and restricted cash	$124,710	$145,119
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
A summary of the Black-Scholes pricing model assumptions used to record the fair value of the 2022 Warrants liability is as follows:

	September 30, 2026	December 31, 2025
Risk-free interest rate	4.33%	3.48%
Dividend yield	0.00%	0.00%
Expected life (in years)	0.53	1.28
Expected volatility	79.81%	87.36%
The following table reflects a roll-forward of fair value for the Company’s Level 3 warrant liability (see Note 10, “Equity” to these unaudited consolidated financial statements) for the nine months ended September 30, 2026 (in thousands):

Warrant liability
Fair value as of December 31, 2025	$141
Change in fair value	(140)
Fair value as of September 30, 2026	$1
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
The Company assessed the fair value of the Compound Derivative based on the probability, timing and magnitude of potential cash flows associated with each bifurcated feature. Based on the contingent nature of the triggering events, the absence of known triggering events as of the Closing Date (as defined below) and September 30, 2026, and the Company’s compliance with the terms of the Loan Agreement, the Company determined that the fair value of the Compound Derivative liability was primarily attributable to the Conversion Option. The fair value of the remaining bifurcated features was not material as of the Closing Date or September 30, 2026.
Prior to September 30, 2026, the Company used a Black-Scholes model to estimate the fair value of the Compound Derivative. The fair value of the Compound Derivative as of September 30, 2026 was estimated using a binomial lattice model. Using a binomial lattice model, the Company estimated the fair value of the Compound Derivative using the “with” and

“without” approach, where the Term Loan Facility (as defined below) is valued both “with” and “without” the embedded features, and the estimated fair value of the Compound Derivative is the difference in value between the two scenarios.
The Company made this change because it believes the binomial lattice model produces a more accurate derivative value due to the ability to incorporate more instrument-specific assumptions. In addition, the binomial lattice model allows for changes in assumptions over the life of the Conversion Option compared to a closed-form model like Black-Scholes, which requires single-value assumptions at the time of issuance. The change of a valuation model is considered a change in accounting estimate in accordance with ASC 250. The change was applied prospectively from September 30, 2026. The Company evaluated the fair value of the Conversion Option under the binomial lattice model as of the Closing Date and June 30, 2026 and concluded the change in accounting estimate was not material to previously disclosed fair values.
The valuation using the binomial lattice model is classified as Level 3 in the fair value hierarchy because it uses the Company’s estimate of its expected stock volatility, which is a significant unobservable input. Variations in the inputs included below may result in materially different fair value measurements depending on the conditions or assumptions applied. Increases or decreases in the underlying stock price and expected volatility generally result in corresponding changes in the estimated fair value.
The estimated fair value of the Conversion Option was determined using the following inputs to the binomial lattice model:
•Estimated fair value of the underlying common stock. The Company estimates the fair value of the common stock based on the closing stock price as of the applicable valuation date.
•Strike price. The Company uses the most favorable conversion price associated with the Conversion Option.
•Expected volatility. The Company estimates stock price volatility based on the Company’s historical volatility for a period of time commensurate with the remaining contractual term of the Conversion Option.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield at the valuation date commensurate with the remaining contractual term of the Conversion Option.
•Credit spread: The credit spread, expressed as an annualized rate with semiannual compounding, is estimated based on the Company’s credit profile and observable market data for comparable issuers. The estimate is calibrated to the Closing Date spread and updated each reporting period for changes in relevant market conditions.
•Dividend rate. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.
See Note 5, “Fair Value Measurements” to the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2026 for further discussion of the inputs to the Black-Scholes model.
The following table sets forth the inputs to the models that were used to value the Conversion Option as of September 30, 2026 and the Closing Date:

	September 30, 2026	May 22, 2026
Model utilized	Binomial lattice	Black-Scholes
Stock price	$7.21	$6.75
Strike price	$8.2526	$8.2526
Expected volatility	98.00%	89.94%
Risk-free interest rate	5.00%	4.21%
Credit spread	20.10%	N/A
Time to maturity (in years)	3.67	N/A
Expected term (in years)	N/A	3.69
Dividend yield	0.00%	0.00%

N/A - Not applicable. The input was not an explicit input into the model utilized
The Compound Derivative is not designated as a hedging instrument and is accounted for separately from the host debt instrument. The Compound Derivative is remeasured at each reporting date, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. The fair value of the Compound Derivative is included within “Long-term debt” in the consolidated balance sheet as of September 30, 2026.

In connection with the Loan Agreement and as a result of the Compound Derivative, the Company recognized a debt discount and a corresponding derivative liability for the Compound Derivative, based on an initial estimated fair value of approximately $7.4 million. The discount will be amortized to interest expense over the term of the Loan Agreement using the effective interest method.
The following table reflects a roll-forward of fair value for the Company’s Level 3 Compound Derivative for the nine months ended September 30, 2026 (in thousands):

Compound Derivative
Fair value as of December 31, 2025	$—
Initial recognition on the Closing Date	7,405
Change in fair value	1,195
Fair value as of September 30, 2026	$8,600
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

	September 30, 2026	December 31, 2025
Estimated cash flow dates	2027 - 2038	2026 - 2037
Estimated probability of success	95.0% - 100.0%	95.0% - 100.0%
Expected volatility of future revenues	23.0%	23.0%
The following table reflects a roll-forward of fair value for the Company’s Level 3 CVR liability for the nine months ended September 30, 2026 (in thousands):

CVR liability
Fair value as of December 31, 2025	$392,100
Change in fair value	(46,100)
Fair value as of September 30, 2026	$346,000
Assets and Liabilities Not Recorded at Fair Value
The Company's Term Loan Facility (as defined below) is carried at amortized cost. The fair value of the Term Loan Facility, including the Compound Derivative, was estimated to be $49.4 million as of September 30, 2026. The fair value was determined using the binomial lattice model described in the “Embedded Derivative” section above. See Note 9 “Debt” to these unaudited consolidated financial statements for more information. The Company classifies the fair value of the Term Loan Facility within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs.

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$9,526	$8,419
Computer equipment and software	416	417
Leasehold improvements	6,827	4,177
Furniture and fixtures	307	269
Office equipment	170	170
Construction in process	392	3,466
Total property and equipment	17,638	16,918
Less: Accumulated depreciation	(6,907)	(4,733)
Property and equipment, net	$10,731	$12,185
Depreciation expense was $0.8 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Payroll and employee related expenses	$3,232	$3,985
Collaboration and licensing	428	320
Accrued patent fees	253	205
Accrued research and development costs	4,652	2,521
Accrued professional and consulting services	2,277	2,059
Accrued interest	386	—
Accrued equity offering costs	3	30
Other	152	378
Accrued expenses	$11,383	$9,498
8. Leases
The Company maintains operating leases for manufacturing, laboratory and office space located in Maryland and Massachusetts. In Frederick, Maryland, the Company occupies over 35,000 total square feet of integrated space under a lease agreement, or the Frederick Lease Agreement, and subsequent amendments entered into between February 2024 and June 2025, or the Amended Frederick Lease Agreement. The Amended Frederick Lease Agreement is set to expire in 2031, carries an aggregate annual base rent of approximately $1.4 million and is subject to annual increases in accordance with the terms of the Amended Frederick Lease Agreement. See Note 9, “Leases” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the Company’s leases.

For the three and nine months ended September 30, 2026 and 2025, the components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$559	$557	$1,712	$1,712
Variable lease cost	503	438	1,353	1,270
Short-term lease cost	132	131	226	150
Less: Sublease income	(23)	—	(155)	—
Total lease cost	$1,171	$1,126	$3,136	$3,132
The maturity of the Company’s operating lease liabilities as of September 30, 2026 were as follows (in thousands):

September 30, 2026
2026 (remainder)	$1,196
2027	4,554
2028	2,529
2029	1,630
2030	1,679
Thereafter	852
Total future minimum lease payments	12,440
Less: Imputed interest	2,324
Total operating lease liabilities	$10,116
Other information related to operating leases was as follows:

	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$3,544	$2,527
Weighted-average remaining lease term	3.4 years	4.0 years
Weighted-average discount rate	12.4%	11.9%
The changes in the Company’s right-of-use assets and lease liabilities for the nine months ended September 30, 2026 and 2025 are reflected in the non-cash lease expense and accrued expenses and other liabilities, respectively, in the consolidated statements of cash flows.
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
The Company may, at its option, prepay all, but not less than all, of the outstanding principal balance together with accrued and unpaid interest and all amounts then due under the Loan Agreement, subject to a prepayment premium and an end of term fee. In addition, prior to repayment in full of the Term Loan Facility, the lenders may jointly elect to convert up to $15.0 million of the outstanding principal into shares of the Company’s common stock, and/or certain other securities issued in a qualifying financing, or the Conversion Shares, subject to a $5.0 million conversion limit prior to the first anniversary of the Closing Date, at a conversion price equal to, at the lenders’ election, either (i) if the relevant Conversion Shares are common stock, $8.2526 per share of common stock or (ii) if the relevant Conversion Shares are shares of common stock or other securities issued in a qualifying financing, the lowest effective price per share or other security in the Company’s next qualified financing; provided, that to the extent such securities issued in a qualifying financing are convertible securities, the conversion price shall equal $1.00 for each $1.00 of notional principal represented by such convertible securities, or the Conversion Option. No prepayment premium applies to principal amounts converted into equity. The Loan Agreement also provides the lenders with certain registration rights, a right to participate in future qualified financings of the Company up to an aggregate of $5.0 million, and customary conversion mechanics and beneficial ownership limitations. As of September 30, 2026, no portion of the outstanding principal had been converted into equity.
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
The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. The Loan Agreement contains customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, dividends, investments, asset sales, repurchase of equity, certain affiliate transactions, changes of control, mergers or acquisitions, as well as customary events of default. The Loan Agreement contemplates that the Company’s existing and future material domestic subsidiaries will be required to become co-borrowers or guarantors and to grant a security interest in their assets to secure the obligations under the Loan Agreement. As of September 30, 2026, the Company was in compliance with all covenants under the Loan Agreement.
In connection with the initial borrowing, the Company recognized a $7.4 million debt discount associated with the Compound Derivative, incurred approximately $2.8 million of debt issuance costs and an approximately $1.2 million original issue discount. The amortized cost of the Compound Derivative discount is included within “Long-term debt” in the consolidated balance sheet as of September 30, 2026. The debt issuance costs and original issue discount were allocated among the funded and contingent borrowing tranches, of which approximately $1.4 million and $0.6 million were allocated to the First Tranche, respectively, and the amortized cost is included within “Long-term debt” in the consolidated balance sheet as of September 30, 2026. The remaining $1.4 million and $0.6 million were allocated to Second Tranche and Third Tranche, respectively, and are deferred within “Long-term prepaid expenses and other assets” in the consolidated balance sheet as of September 30, 2026, and until the related tranche is funded. Deferred debt issuance costs and original issue discount are amortized to interest expense over the term of the Loan Agreement using the straight-line method.
The Company is also required to pay a final payment fee equal to 6.95% of funded principal, or approximately $3.5 million based on the amount funded as of September 30, 2026, which is accreted to interest expense over the term of the Loan Agreement using the effective interest method.

Outstanding debt consisted of the following (in thousands):

September 30, 2026
Term Loan Facility principal	$50,000
Add: Compound Derivative measured at fair value	8,600
Add: accreted final payment fee	273
Less: unamortized Compound Derivative discount	(6,824)
Less: unamortized debt issuance costs	(1,294)
Less: unamortized original issue discount	(535)
Long-term debt, net	$50,220
The following table provides the components of interest expense (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Contractual interest	$1,149	$1,646
Amortization of Compound Derivative discount	417	590
Amortization of debt issuance costs	77	110
Amortization of original issue discount	32	46
Accretion of final payment fee	192	273
Amortization of deferred debt issuance costs	88	126
Amortization of deferred original issue discount	36	52
Total interest expense	$1,991	$2,843
For the nine months ended September 30, 2026, the effective interest rate for the Term Loan Facility was approximately 17.7%.
Future principal payments, excluding contractual interest but including the final payment fee of approximately $3.5 million, in connection with the Loan Agreement as of September 30, 2026 are as follows (in thousands):

September 30, 2026
2026 (remainder)	$—
2027	—
2028	—
2029	28,570
2030	24,905
Total principal payments including final payment fee	$53,475
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

During the nine months ended September 30, 2026, the Company sold 3,196,203 shares of its common stock pursuant to the Sales Agreement for net proceeds of approximately $22.8 million after commissions and expenses. As of September 30, 2026, approximately $75.5 million remains available under the at the market program. There were no shares sold pursuant to the Sales Agreement during the nine months ended September 30, 2025.
Warrants
During the nine months ended September 30, 2026, there were no warrants issued, exercised, or cancelled. The following is a summary of the Company’s warrants as of September 30, 2026:

	Number of Warrants
	Equity classified	Liability classified	Total	Weighted-average exercise price
Outstanding at September 30, 2026	6,560	685,712	692,272	$46.76
See Note 11, “Equity” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the terms related to the Company’s warrants.
Preferred Stock
As of September 30, 2026, the Company had 98,050 shares of Series A Preferred Stock and 437,927 shares of Series B Preferred Stock issued and outstanding, respectively, which together are convertible into an aggregate of 3,706,272 shares of common stock.
In April 2026, 22,740 shares of Series A Preferred Stock were converted into 758,001 shares of common stock.
Reserved Shares
The Company has reserved shares of common stock for future issuance as of September 30, 2026 as follows:

September 30, 2026
Exercise of warrants	692,272
Shares available for future stock incentive awards	4,225,966
Common stock options reserved for issuance	—
Unvested restricted stock units	637,225
Outstanding common stock options	3,547,608
Series A Preferred Stock	3,268,345
Series B Preferred Stock	437,927
Conversion Option	605,869
Shares reserved for issuance under the at the market offering	12,057
Total	13,427,269
11. Stock Incentive Plans
In June 2016, the Company’s stockholders approved the 2016 Incentive Award Plan, or the 2016 Plan, which initially authorized 40,341 shares of common stock for future issuance under the 2016 Plan. Pursuant to the terms of the 2016 Plan, the Board of Directors is authorized to grant awards with respect to common stock, and may delegate to a committee of one or more members of the Board of Directors or executive officers of the Company the authority to grant options and restricted stock units. The Board of Directors established a Stock Option Committee which is authorized to grant awards to certain employees and consultants subject to conditions and limitations within the 2016 Plan. In January 2026, the number of shares of common stock that may be issued under the 2016 Plan was increased by 1,040,444. As of September 30, 2026, 3,552,044 shares remain available for future issuance under the 2016 Plan.
In September 2018, the Company’s 2018 Employment Inducement Incentive Award Plan, or the 2018 Inducement Incentive Award Plan, was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules, which initially authorized 39,166 shares of its common stock for issuance. In June 2026, the Board of Directors approved an amendment and restatement of the 2018 Inducement Incentive Award Plan to reserve an additional 750,000 shares of the Company’s common stock for issuance thereunder. As of September 30, 2026, there were 566,742 shares available for future grant under the 2018 Inducement Incentive Award Plan.
On November 2023, the Company assumed the 2016 Stock Incentive Plan, or the Old Cartesian Plan, of the then private company that merged with the Company in November 2023, or Old Cartesian. The Old Cartesian Plan permits the granting of options or restricted stock to employees, officers, directors, consultants and advisors to the Company. The unvested common stock options and Series A Preferred Stock options assumed by the Company generally vest over a four-year period. Additionally, the stock options granted have a contractual term of ten years and only full shares can be exercised as per the individual award agreements. As of September 30, 2026, there were 61,385 shares available for future grant under the Old Cartesian Plan.
The outstanding stock options to purchase Old Cartesian common stock were converted into stock options to purchase 776,865 shares of common stock and 14,112.299 shares of Series A Preferred Stock of the Company. The replacement awards that were issued as a part of the assumption of the Old Cartesian Plan resulted in $2.6 million attributed to post-combination service to be recognized as stock-based compensation expense over the remaining terms of the replacement awards, of which $0.1 million was recognized during each of the three months ended September 30, 2026 and 2025, and $0.2 million and $0.5 million was recognized during the nine months ended September 30, 2026 and 2025, respectively, as research and development expense in the consolidated statements of operations and comprehensive loss.
Stock-Based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$916	$1,005	$2,479	$4,090
General and administrative	1,745	1,585	4,688	4,287
Total stock-based compensation expense	$2,661	$2,590	$7,167	$8,377
Stock Options
The estimated grant date fair values of stock option awards granted under the 2016 Plan and the 2018 Inducement Incentive Award Plan were calculated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.45%	3.95%	4.08%	4.42%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.00	6.25	5.98	6.20
Expected volatility	88.40%	93.79%	91.09%	97.19%
Weighted-average fair value of common stock	$9.42	$12.48	$7.22	$16.87
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
The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2026 and 2025 was $7.12 and $9.82, respectively, and $5.52 and $13.54 during the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, total unrecognized compensation expense related to unvested common stock options was approximately $14.3 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.
The following table summarizes the stock option activity under the 2016 Plan, the 2018 Inducement Incentive Award Plan, and the Old Cartesian Plan for options for common stock:

	Number of Common Stock Options	Weighted-average Exercise Price ($)	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	2,463,747	$13.72	6.41	$2,962
Granted	2,093,850	$7.22
Exercised	(343,318)	$2.30
Forfeited	(666,671)	$15.18
Outstanding at September 30, 2026	3,547,608	$10.72	8.46	$2,109

Vested at September 30, 2026	810,404	$12.91	6.59	$1,165
Vested and expected to vest at September 30, 2026	3,182,104	$10.85	8.38	$1,987
Restricted Stock Units
During the nine months ended September 30, 2026, the Company granted 420,650 restricted stock unit awards with a weighted-average fair value of $6.76 per share based on the closing price of the Company’s common stock on the date of grant under the 2016 Plan, which generally vest over a four-year term. Forfeitures are estimated at the time of grant and are adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated a forfeiture rate of 10% for restricted stock unit awards based on historical experience.
Unrecognized compensation expense related to the restricted stock units was approximately $4.6 million as of September 30, 2026, which is expected to be recognized over a weighted-average period of approximately 2.6 years.
The following table summarizes the Company’s restricted stock units under the 2016 Plan and the Old Cartesian Plan:

	Number of Shares	Weighted-average Grant Date Fair Value ($)
Unvested at December 31, 2025	522,498	$18.44
Granted	420,650	6.76
Vested	(171,256)	18.66
Forfeited	(134,667)	12.85
Unvested at September 30, 2026	637,225	$11.85
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
As of September 30, 2026, the award period has ended, there is no outstanding receivable and there is no further amount subject to reimbursement by NINDS. As of December 31, 2025, the Company recorded a receivable of $0.9 million that is subject to reimbursement by NINDS. The Company recognized no grant revenue and grant revenue of $0.1 million during the three and nine months ended September 30, 2026, respectively. The Company recognized grant revenue of $0.5 million and $1.4 million during the three and nine months ended September 30, 2025, respectively.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed, or has been partially performed. As of September 30, 2026 and December 31, 2025, there were no unsatisfied performance obligations from contracts with customers.
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
During the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $1.0 million in research and development expense, respectively. No development, regulatory or sales-based milestones had been achieved and the Company has not recognized any royalty expense or sublicense revenue-sharing expense as of September 30, 2026.

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
Shenyang Sunshine Pharmaceutical Co., Ltd
In May 2014, the Company entered into a license agreement, or the 3SBio License, with Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. The Company has paid to 3SBio an aggregate of $7.0 million in upfront and milestone-based payments under the 3SBio License as of September 30, 2026. The Company is required to make future payments to 3SBio contingent upon the occurrence of events related to the achievement of clinical and regulatory approval milestones of up to an aggregate of $15.0 million for products containing the Company’s ImmTOR platform.
14. Income Taxes
As of September 30, 2026, the Company has not recorded any U.S. federal or state income tax benefits for either the net losses the Company has incurred or its earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
15. Commitments and Contingencies
As of September 30, 2026, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Other
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at the Company. Through September 30, 2026, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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

16. Segment Reporting
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Collaboration and license revenue	$—	$—	$—	$400
Grant revenue	—	452	78	1,450
Total revenue	—	452	78	1,850
Less:
Operating expenses:
Descartes-08 for MG	6,515	5,431	31,115	17,502
Descartes-08 for dermatomyositis	624	—	1,087	—
Early stage programs	1,245	1,523	2,571	4,228
Research and development employee expenses	4,064	3,971	11,919	11,927
Research and development stock-based compensation expense	916	1,005	2,479	4,090
Research and development facilities and other expenses	2,259	1,872	6,346	5,598
General and administrative	9,378	7,716	25,216	23,271
Other (income) expense, net (1)	(13,529)	14,836	(45,770)	(27,040)
Net loss	$(11,472)	$(35,902)	$(34,885)	$(37,726)

(1) Includes interest income; interest expense; gain on change in fair value of warrant liability; gain (loss) on change in fair value of derivative liability; gain (loss) on change in fair value of contingent value rights liability; and other income (expense), net.

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
We incurred net losses of $34.9 million and $37.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $857.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
•continue to advance Descartes-08 for myasthenia gravis, or MG, through Phase 3 development;
•advance Descartes-08 for myositis through Phase 2 development;
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
We believe that our existing cash, cash equivalents, and restricted cash as of September 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Gain (loss) on change in fair value of derivative liability
Derivatives classified as liabilities are remeasured quarterly at fair value with the change in fair value recognized as a component of earnings.
Gain (loss) on change in fair value of contingent value rights liability
The contingent value rights liability is remeasured quarterly at fair value with the change in fair value recognized as a component of earnings.

Other income (expense), net
Other income (expense), net consists of non-operating income and non-operating expenses.
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$—	$—	$—	NM
Grant revenue	—	452	(452)	(100)%
Total revenue	—	452	(452)	(100)%

Operating expenses:
Research and development	15,623	13,802	1,821	13%
General and administrative	9,378	7,716	1,662	22%
Total operating expenses	25,001	21,518	3,483	16%

Operating loss	(25,001)	(21,066)	(3,935)	19%

Other income (expense):
Interest income	1,202	1,548	(346)	(22)%
Interest expense	(1,991)	—	(1,991)	NM
Gain on change in fair value of warrant liability	164	516	(352)	(68)%
Gain on change in fair value of derivative liability	3,340	—	3,340	NM
Gain (loss) on change in fair value of CVR liability	10,700	(16,900)	27,600	(163)%
Other income, net	114	—	114	NM
Total other income (expense), net	13,529	(14,836)	28,365	(191)%

Net loss	$(11,472)	$(35,902)	$24,430	(68)%

NM - Not meaningful
Grant revenue
During the three months ended September 30, 2026, we did not recognize any grant revenue, compared to $0.5 million for the three months ended September 30, 2025, a decrease of $0.5 million. Grant revenue recognized during the three months ended September 30, 2025 was under the grant from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health, or NINDS.

Research and development expenses
The following is a comparison of research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025
Descartes-08 for MG	$6,515	$5,431	$1,084	20%
Descartes-08 for dermatomyositis	624	—	624	NM
Early stage programs	1,245	1,523	(278)	(18)%
Research and development employee expenses	4,064	3,971	93	2%
Research and development stock-based compensation expense	916	1,005	(89)	(9)%
Research and development facilities and other expenses	2,259	1,872	387	21%
Total research and development expenses	$15,623	$13,802	$1,821	13%

NM - Not meaningful
For the three months ended September 30, 2026, our research and development expenses were $15.6 million, compared to $13.8 million for the three months ended September 30, 2025, an increase of $1.8 million. The increase was primarily due to an increase in expenses for Descartes-08 for MG, primarily related to the expenses for the ongoing Phase 3 AURORA trial, coupled with expenses for Descartes-08 in dermatomyositis, primarily related to the expense for the ongoing Phase 2 TRITON trial. This increase was partially offset by a decrease in expenses for early stage programs, primarily related to our decision to no longer pursue development of Descartes-08 in systemic lupus erythematosus.
General and administrative expenses
For the three months ended September 30, 2026, our general and administrative expenses were $9.4 million, compared to $7.7 million for the three months ended September 30, 2025, an increase of $1.7 million. The increase was primarily the result of higher professional and consulting fees and employee-related expenses.
Interest income
Interest income for the three months ended September 30, 2026 was $1.2 million, compared to $1.5 million for the three months ended September 30, 2025, a decrease of $0.3 million. The decrease in interest income was due to decreased cash and cash equivalents balance and lower interest rates.
Interest expense
Interest expense for the three months ended September 30, 2026 was $2.0 million. Interest expense is related to the Term Loan Facility (as defined below) with K2HV (as defined below) and consists of contractual interest expense as well as the amortization of debt issuance costs, debt discounts, deferred debt issuance costs, deferred debt discounts and the accretion of the final payment fee. There was no interest expense for the three months ended September 30, 2025.
Gain on change in fair value of warrant liability
For the three months ended September 30, 2026, we recognized $0.2 million of income from the decrease in the fair value of warrant liability, compared to $0.5 million of income from the decrease in the fair value of warrant liability for the three months ended September 30, 2025, a change of $0.3 million. The decrease in fair value of the warrant liability in the current period was primarily driven by a decrease in the per-share price of our common stock, coupled with a decrease in the remaining expected life of the warrants.
Gain on change in fair value of derivative liability
For the three months ended September 30, 2026, we recognized $3.3 million of income from the decrease in the fair value of the derivative liability. The decrease in the fair value of the embedded derivative was primarily due to the change in our stock price between June 30, 2026 and September 30, 2026. There was no change in fair value of the derivative liability for the three months ended September 30, 2025.

Gain (loss) on change in fair value of contingent value rights liability
For the three months ended September 30, 2026, we recognized $10.7 million of income from the decrease in the fair value of the contingent value rights, or CVR, liability, compared to $16.9 million of expense associated with the increase in the fair value of the CVR liability for the three months ended September 30, 2025, a change of $27.6 million. The decrease in the fair value of the CVR liability in the current period was primarily due to higher interest rates, partially offset by the passage of time.
Other income, net
During the three months ended September 30, 2026, we recognized $0.1 million of other income, net, compared to no other income, net for the three months ended September 30, 2025.
Net loss
Net loss for the three months ended September 30, 2026 was $11.5 million as compared to a net loss of $35.9 million for the three months ended September 30, 2025, a decrease of $24.4 million. The decrease in net loss was primarily due to the gains on the change in the fair value of the CVR liability and derivative liability, partially offset by interest expense and increases in research and development expenses and general and administrative expenses for the three months ended September 30, 2026.
Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$—	$400	$(400)	(100)%
Grant revenue	78	1,450	(1,372)	(95)%
Total revenue	78	1,850	(1,772)	(96)%

Operating expenses:
Research and development	55,517	43,345	12,172	28%
General and administrative	25,216	23,271	1,945	8%
Total operating expenses	80,733	66,616	14,117	21%

Operating loss	(80,655)	(64,766)	(15,889)	25%

Other income (expense):
Interest income	3,331	5,311	(1,980)	(37)%
Interest expense	(2,843)	—	(2,843)	NM
Gain on change in fair value of warrant liability	140	2,988	(2,848)	(95)%
Loss on change in fair value of derivative liability	(1,195)	—	(1,195)	NM
Gain on change in fair value of CVR liability	46,100	18,746	27,354	146%
Other income (expense), net	237	(5)	242	NM
Total other income (expense), net	45,770	27,040	18,730	69%

Net loss	$(34,885)	$(37,726)	$2,841	(8)%

NM - Not meaningful
Collaboration and license revenue
During the nine months ended September 30, 2026, we did not recognize any collaboration and license revenue, compared to $0.4 million for the nine months ended September 30, 2025, a decrease of $0.4 million. The collaboration and license revenue recognized in the prior period was related to the sale of legacy intellectual property.

Grant revenue
During the nine months ended September 30, 2026, we recognized $0.1 million of grant revenue, compared to $1.5 million for the nine months ended September 30, 2025, a decrease of $1.4 million. The decrease was primarily due to decreased expenses reimbursable under the grant from NINDS incurred during the nine months ended September 30, 2026.
Research and development expenses
The following is a comparison of research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025
Descartes-08 for MG	$31,115	$17,502	$13,613	78%
Descartes-08 for dermatomyositis	1,087	—	1,087	NM
Early stage programs	2,571	4,228	(1,657)	(39)%
Research and development employee expenses	11,919	11,927	(8)	—%
Research and development stock-based compensation expense	2,479	4,090	(1,611)	(39)%
Research and development facilities and other expenses	6,346	5,598	748	13%
Total research and development expenses	$55,517	$43,345	$12,172	28%

NM - Not meaningful
For the nine months ended September 30, 2026, our research and development expenses were $55.5 million, compared to $43.3 million for the nine months ended September 30, 2025, an increase of $12.2 million. The increase was primarily due to an increase in expenses for Descartes-08 for MG, primarily related to the expenses for the ongoing Phase 3 AURORA trial, coupled with expenses for Descartes-08 in dermatomyositis, primarily related to the expense for the ongoing Phase 2 TRITON trial. These increases were partially offset by a decrease in expenses for early stage programs, primarily related to our decision to no longer pursue development of Descartes-08 in systemic lupus erythematosus, coupled with a decrease in stock-based compensation expense.
General and administrative expenses
For the nine months ended September 30, 2026, our general and administrative expenses were $25.2 million compared to $23.3 million for the nine months ended September 30, 2025, an increase of $1.9 million. The increase was primarily the result of higher professional and consulting fees, employee-related expenses and patent costs, partially offset by lower facilities expenses.
Interest income
Interest income for the nine months ended September 30, 2026 was $3.3 million, compared to $5.3 million for the nine months ended September 30, 2025. The decrease in interest income was due to decreased cash and cash equivalents balances and lower interest rates.
Interest expense
Interest expense for the nine months ended September 30, 2026 was $2.8 million. Interest expense is related to the Term Loan Facility (as defined below) with K2HV (as defined below) and consists of contractual interest expense as well as the amortization of debt issuance costs, debt discounts, deferred debt issuance costs, deferred debt discounts and the accretion of the final payment fee. There was no interest expense for the nine months ended September 30, 2025.
Gain on change in fair value of warrant liability
For the nine months ended September 30, 2026, we recognized $0.1 million of income from the decrease in the fair value of warrant liability, compared to $3.0 million of income from the decrease in the fair value of warrant liability for the nine months ended September 30, 2025, a change of $2.9 million. The decrease in fair value of the warrant liability in the current period was primarily driven by a decrease in the per-share price of our common stock, coupled with a decrease in the remaining expected life of the warrants.

Loss on change in fair value of derivative liability
For the nine months ended September 30, 2026, we recognized $1.2 million of expense associated with the increase in the fair value of the derivative liability. The increase in the fair value of the derivative liability was primarily due to the change in our stock price between the Closing Date (as defined below) and September 30, 2026. There was no change in fair value of derivative liability for the nine months ended September 30, 2025.
Gain on change in fair value of contingent value rights liability
For the nine months ended September 30, 2026, we recognized $46.1 million of income from the decrease in the fair value of the CVR liability, compared to $18.7 million of income from the decrease in the fair value of the CVR liability for the nine months ended September 30, 2025, a change of $27.4 million. The decrease in the fair value of CVR liability was primarily due to changes in the timing of anticipated payments, coupled with an increase in interest rates during the nine months ended September 30, 2026.
Other income (expense), net
During the nine months ended September 30, 2026, we recognized $0.2 million of other income, net, compared to an immaterial amount of other expense, net for the nine months ended September 30, 2025, a change of $0.2 million. Other income in the current period is related to sublease income.
Net loss
Net loss for the nine months ended September 30, 2026 was $34.9 million as compared to net loss of $37.7 million for the nine months ended September 30, 2025, a decrease of $2.8 million. The decrease in net loss was due to an increase in the gain on change in fair value of the CVR liability, partially offset by higher research and development expenses and interest expense, coupled with lower income associated with the change in the fair value of the warrant liability, interest income and revenues.
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
Our cash, cash equivalents, and restricted cash were $124.7 million as of September 30, 2026, of which $1.7 million was restricted cash related to lease commitments.
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
Effective September 2019, we entered into a non-exclusive, worldwide license agreement, or the NCI Agreement, with the U.S. Department of Health and Human Services, represented by the National Cancer Institute of the National Institutes of Health, or NCI. Under the NCI Agreement, we were granted a license under certain NCI patents and patent applications designated in the agreement, to make, use, sell, offer and import products and processes within the scope of the patents and applications licensed under the NCI Agreement when developing and manufacturing anti-B-cell maturation antigen CAR-T cell products for the treatment of MG, pemphigus vulgaris, and immune thrombocytopenic purpura according to methods designated in the NCI Agreement. In connection with our entry into the NCI Agreement, we paid to NCI a one-time $0.1 million license royalty payment. Under the NCI Agreement, we are further required to pay NCI a low five-digit annual royalty. We must also pay earned royalties on net sales in a low single-digit percentage and pay up to $0.8 million in benchmark royalties upon our achievement of designated benchmarks that are based on the commercial development plan agreed between the parties. For further description of the NCI Agreement, see Note 13, “Collaboration and License Agreements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
We may, at our option, prepay all, but not less than all, of the outstanding principal balance together with accrued and unpaid interest and all amounts then due under the Loan Agreement, subject to a prepayment premium and an end of term fee. In addition, prior to repayment in full of the Term Loan Facility, the lenders may jointly elect to convert up to $15.0 million of the outstanding principal into shares of our common stock, and/or certain other securities issued in a qualifying financing (any such common stock and other securities, the Conversion Shares), subject to a $5.0 million conversion limit prior to the first anniversary of the Closing Date, at a conversion price equal to, at the lenders’ election, either (i) if the relevant Conversion Shares are common stock, $8.2526 per share of common stock or (ii) if the relevant Conversion Shares are shares of common stock or other securities issued in a qualifying financing, the lowest effective price per share or other security in our next qualified financing; provided, that to the extent such securities issued in a qualifying financing are convertible securities, the conversion price shall equal $1.00 for each $1.00 of notional principal represented by such convertible securities, or the Conversion Option. No prepayment premium applies to principal amounts converted into equity. The Loan Agreement also provides the lenders with certain registration rights, a right to participate in future qualified financings of the Company up to an aggregate of $5.0 million, and customary conversion mechanics and beneficial ownership limitations. As of September 30, 2026, no portion of the outstanding principal had been converted into equity.
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
Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge. The Loan Agreement contains customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, dividends, investments, asset sales, repurchase of equity, certain affiliate transactions, changes of control, mergers or acquisitions, as well as customary events of default. The Loan Agreement contemplates that the Company’s existing and future material domestic subsidiaries will be required to become co-borrowers or guarantors and to grant a security interest in their assets to secure the obligations under the Loan Agreement. As of September 30, 2026, we were in compliance with all covenants under the Loan Agreement.
In connection with the initial borrowing, we recognized a $7.4 million debt discount associated with the Compound Derivative (as defined below) and incurred approximately $2.8 million of debt issuance costs and an approximately $1.2 million original issue discount. The amortized cost of the Compound Derivative discount is included within “Long-term debt” in the consolidated balance sheet as of September 30, 2026. The debt issuance costs and original issue discount were allocated among the funded and contingent borrowing tranches, of which approximately $1.4 million and $0.6 million were allocated to the First Tranche, respectively, and the amortized cost is included within “Long-term debt” in the consolidated balance sheet as of September 30, 2026. The remaining $1.4 million and $0.6 million were allocated to Second Tranche and Third Tranche, respectively, and are deferred within “Long-term prepaid expenses and other assets” in the consolidated balance sheet as of September 30, 2026, and until the related tranche is funded. Deferred debt issuance costs and original issue discount are amortized to interest expense over the term of the Loan Agreement using the straight-line method.
We are also required to pay a final payment fee equal to 6.95% of funded principal, or approximately $3.5 million based on the amount funded as of September 30, 2026, which is accreted to interest expense over the term of the Loan Agreement using the effective interest method.
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
The Compound Derivative is remeasured at fair value each reporting period, with changes in fair value recognized in our consolidated statements of operations and comprehensive loss. As of September 30, 2026, the estimated fair value was approximately $8.6 million and is included within “Long-term debt” in the consolidated balance sheet as of September 30, 2026. We recorded a gain on the change in fair value of $3.3 million and a loss on the change in fair value of $1.2 million for the three and nine months ended September 30, 2026, respectively. The fair value of the Compound Derivative is driven primarily by the Conversion Option and was estimated using a binomial lattice model. The valuation is classified as Level 3 in the fair value hierarchy.
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
During the nine months ended September 30, 2026, we sold 3,196,203 shares of our common stock pursuant to the Sales Agreement for net proceeds of approximately $22.8 million after commissions and expenses. As of September 30, 2026, approximately $75.5 million remains available under the at the market program. No shares were sold pursuant to the Sales Agreement during the nine months ended September 30, 2025.
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
As of September 30, 2026, we had an accumulated deficit of $857.3 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, and restricted cash as of September 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may pursue additional cash resources through public or private equity or debt financings, by establishing collaborations with other companies or through the monetization of potential royalty and/or milestone payments pursuant to our existing collaboration and license arrangements. Management’s expectations with respect to our ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations, meet long-term obligations or otherwise capitalize on our commercialization of our product candidates.
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
Cash Requirements due to Contractual Obligations and Other Commitments
We are required to make payments under the Term Loan Facility, which bears interest at a variable annual rate equal to the greater of (i) 8.95% and (ii) the prime rate as quoted in The Wall Street Journal plus 2.20%, payable monthly in arrears on the first calendar day of each month. As of September 30, 2026, accrued interest payable under the Term Loan Facility was approximately $0.4 million, which is included within “Accrued expenses and other current liabilities” on the accompanying consolidated balance sheet. As of September 30, 2026, based on current indebtedness and interest rates, we expect to pay $15.4 million in interest under the Term Loan Facility, in addition to the principal of $50.0 million and final payment fee of approximately $3.5 million.
We are under agreement to lease approximately 32,294 square feet of laboratory and office space in Watertown, Massachusetts through May 2028. Remaining lease payments from September 30, 2026 through the end of the lease term total approximately $4.6 million. Payments made and remaining obligations on this lease liability are subject to potential reimbursement through deductions to CVR distributions as described in Note 5, “Fair Value Measurements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and were reimbursed in the March 2025 CVR distribution.
In November 2023 we acquired two leases for office and laboratory space in Gaithersburg, Maryland, which expire in January 2027. Annualized rent is approximately $0.3 million and remaining lease payments from September 30, 2026 through the end of the lease term total approximately $0.1 million.
In February 2024, we entered into an agreement to lease approximately 19,199 square feet of integrated manufacturing and office space in Frederick, Maryland. In May 2024, we entered into an amendment to lease an additional approximately 7,842 square feet at the same site. In August 2024, we entered into a second amendment to lease an additional approximately 2,009 square feet at the same site. In March 2025, we entered into a third amendment to lease an additional approximately 6,439 square feet at the same site. The leases expire coterminously in June 2031. Annualized base rent under the leases is approximately $1.4 million and is subject to annual increases in accordance with the terms of the lease agreement. The leases provide for a tenant improvement allowance of $0.8 million. Remaining lease payments total $7.7 million through the end of the lease term.
We are also party to certain license and collaboration agreements with WestGene, Biogen, NCI and Shenyang Sunshine Pharmaceutical Co., Ltd., or 3SBio. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of September 30, 2026, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Payments made and remaining obligations on the license agreement with 3SBio are subject to potential reimbursement through deductions to CVR distributions as described in Note 5, “Fair Value Measurements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Summary of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash (used in) provided by:
Operating activities	$(70,949)	$(56,229)
Investing activities	(740)	(4,962)
Financing activities	69,570	(8,003)
Effect of exchange rate changes on cash	(45)	34
Net change in cash, cash equivalents, and restricted cash	$(2,164)	$(69,160)
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $70.9 million compared to $56.2 million for the nine months ended September 30, 2025. The increase in cash used in operating activities of approximately $14.7 million was primarily due to $68.7 million of net loss, adjusted for non-cash items, and $2.2 million of cash used in changes in operating assets and liabilities, in each case during the nine months ended September 30, 2026 compared to $48.2 million of net loss, adjusted for non-cash items, and $8.0 million of cash used in changes in operating assets and liabilities during the nine months ended September 30, 2025.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $0.7 million compared to $5.0 million for the nine months ended September 30, 2025, a decrease of approximately $4.3 million. The net cash used in investing activities for the nine months ended September 30, 2026 and 2025 consisted of purchases of property and equipment. The decrease in cash used in investing activities is primarily driven by leasehold improvement expenditures during the nine months ended September 30, 2025 that did not recur in 2026.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $69.6 million compared to net cash used in financing activities of $8.0 million for the nine months ended September 30, 2025, an increase of approximately $77.6 million. The net cash provided by financing activities in the nine months ended September 30, 2026 was primarily from approximately $46.0 million in proceeds from the issuance of Term Loan Facility, net, coupled with $22.8 million in proceeds from sales of our common stock pursuant to the Sales Agreement, net of commissions and expenses. The net cash used in financing activities in the nine months ended September 30, 2025 was primarily the result of payments for the CVR distribution.
Recent Accounting Pronouncements
For a discussion of recently adopted or issued accounting pronouncements refer to Note 2, “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. During the three and nine months ended September 30, 2026, there were no material changes, other than described in Note 2, “Summary of Significant Accounting Policies” and Note 5, “Fair Value Measurements – Embedded Derivative” in

this Quarterly Report on Form 10-Q, to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
A market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2026, we have an outstanding principal amount related to our Term Loan Facility of $50.0 million. The Term Loan Facility bears interest at the greater of (i) 8.95% and (ii) the prime rate as quoted in The Wall Street Journal plus 2.20%. Refer to Note 9, “Debt” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents, and restricted cash of $124.7 million and $126.9 million, respectively, consisting of non-interest and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term and the low risk profile of our money market accounts and marketable securities, and our current policy to hold marketable securities to maturity, a hypothetical change of one percentage point in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term marketable securities. Refer to Note 5, “Fair Value Measurements” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the fiscal quarter ended September 30, 2026, no officer or director, as defined in Rule 16a-1(f) of the Exchange Act, informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K .

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

CARTESIAN THERAPEUTICS, INC.

Date: November 5, 2026	By:	/s/ Carsten Brunn, Ph.D.
Carsten Brunn, Ph.D.
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Blaine Davis
Blaine Davis
Chief Financial Officer
(Principal Financial Officer)